Form 10-Q
period 2014-03-31
Onconova Therapeutics, Inc.
filed 2014-05-15
CIK 1130598

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of April 30, 2014 was 21,640,387.

ONCONOVA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Onconova Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,624,000	$60,009,000
Marketable securities	29,999,000	39,994,000
Prepaid expenses and other current assets	4,401,000	4,387,000
Total current assets	89,024,000	104,390,000
Property and equipment, net	557,000	626,000
Restricted cash	125,000	125,000
Other non-current assets	12,000	12,000
Total assets	$89,718,000	$105,153,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,302,000	$3,710,000
Accrued expenses and other current liabilities	7,795,000	5,820,000
Warrant liability	4,000	20,000
Deferred revenue	455,000	788,000
Total current liabilities	11,556,000	10,338,000
Deferred revenue, non-current	13,795,000	13,909,000
Other	3,000	6,000
Total liabilities	25,354,000	24,253,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized at March 31, 2014 and December 31, 2013, none issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 75,000,000 authorized at March 31, 2014 and December 31, 2013, 21,638,887 and 21,467,482 shares issued and outstanding at March 31, 2014 and December 31 2013	217,000	215,000
Additional paid in capital	313,272,000	311,093,000
Accumulated other comprehensive income	—	1,000
Accumulated deficit	(249,575,000)	(230,896,000)
Total Onconova Therapeutics, Inc. stockholders’ equity	63,914,000	80,413,000
Non-controlling interest	450,000	487,000
Total stockholders’ equity	64,364,000	80,900,000

Total liabilities and stockholders’ equity	$89,718,000	$105,153,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2014	2013

Revenue	$447,000	$1,116,000
Operating expenses:
General and administrative	4,932,000	3,346,000
Research and development	14,248,000	12,756,000
Total operating expenses	19,180,000	16,102,000
Loss from operations	(18,733,000)	(14,986,000)
Change in fair value of warrant liability	16,000	14,000
Other income, net	1,000	127,000
Net loss	(18,716,000)	(14,845,000)
Net loss attributable to non-controlling interest	37,000	—
Net loss attributable to Onconova Therapeutics, Inc.	(18,679,000)	(14,845,000)
Accretion of redeemable convertible preferred stock	—	(1,019,000)
Net loss applicable to common stockholders	$(18,679,000)	$(15,864,000)
Net loss per share of common stock, basic and diluted	$(0.87)	$(6.08)
Basic and diluted weighted average shares outstanding	21,568,302	2,607,406

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended March 31,
	2014	2013

Net loss	$(18,716,000)	$(14,845,000)
Other comprehensive income, before tax:
Foreign currency translation adjustments, net	(1,000)	7,000
Other comprehensive income, net of tax	(1,000)	7,000
Comprehensive loss	(18,717,000)	(14,838,000)
Comprehensive loss attributable to non-controlling interest	37,000	—
Comprehensive loss attributable to Onconova Therapeutics, Inc.	$(18,680,000)	$(14,838,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

	Stockholders’ Equity
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive	Non-controlling
	Shares	Amount	Capital	deficit	income	interest	Total

Balance at December 31, 2013	21,467,482	$215,000	$311,093,000	$(230,896,000)	$1,000	$487,000	$80,900,000
Net loss	—	—	—	(18,679,000)	—	(37,000)	(18,716,000)
Other comprehensive income	—	—	—	—	(1,000)	—	(1,000)
Exercise of stock options	171,405	2,000	851,000	—	—	—	853,000
Stock-based compensation	—	—	1,328,000	—	—	—	1,328,000
Balance at March 31, 2014	21,638,887	$217,000	$313,272,000	$(249,575,000)	$—	$450,000	$64,364,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(18,716,000)	$(14,845,000)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	141,000	98,000
Change in fair value of warrant liabilities	(16,000)	(14,000)
Treasury note discount amortization	(5,000)	—
Stock compensation expense	1,328,000	2,465,000
Changes in assets and liabilities:
Prepaid expenses and other current assets	(14,000)	(941,000)
Accounts payable	(408,000)	(1,274,000)
Accrued expenses	1,975,000	1,634,000
Other liabilites	(3,000)	20,000
Deferred revenue	(447,000)	(1,092,000)
Net cash used in operating activities	(16,165,000)	(13,949,000)

Investing activities:
Payments for purchase of property and equipment	(72,000)	(284,000)
Maturities of marketable securities	10,000,000	—
Net cash provided by (used in) investing activities	9,928,000	(284,000)

Financing activities:
Proceeds from the exercise of stock options	853,000	6,000
Net cash provided by financing activities	853,000	6,000
Effect of foreign currency translation on cash	(1,000)	7,000
Net decrease in cash and cash equivalents	(5,385,000)	(14,220,000)
Cash and cash equivalents at beginning of period	60,009,000	81,527,000
Cash and cash equivalents at end of period	$54,624,000	$67,307,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

The Company

Onconova Therapeutics, Inc. (the “Company”) was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company’s headquarters are located in Newtown, Pennsylvania. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule drug candidates to treat cancer. Using its proprietary chemistry platform, the Company has created an extensive library of targeted anti-cancer agents designed to work against specific cellular pathways that are important to cancer cells. The Company believes that the drug candidates in its pipeline have the potential to be efficacious in a wide variety of cancers without causing harm to normal cells. The Company has three clinical-stage product candidates and six preclinical programs. To accelerate and broaden the development of rigosertib, the Company’s most advanced product candidate, the Company entered into a collaboration and license agreement in 2012 with Baxter Healthcare SA (“Baxter”), a subsidiary of Baxter International Inc., to commercialize rigosertib in Europe. In 2011, the Company entered into a collaboration and license agreement with SymBio Pharmaceuticals Limited (“SymBio”) to commercialize rigosertib in Japan and Korea. The Company has retained development and commercialization rights to rigosertib in the rest of the world, including the United States. During 2012, Onconova Europe GmbH was established as a wholly owned subsidiary of the Company for the purpose of further developing business in Europe. In April 2013, GBO, LLC, a Delaware limited liability company, (“GBO”) was formed pursuant to a collaboration agreement with GVK Biosciences Private Limited, a private limited company located in India, (“GVK BIO”) to collaborate and develop two new clinical programs using the Company’s technology platform.

Liquidity

The Company has incurred recurring operating losses since inception. For the three months ended March 31, 2014, the Company incurred a net loss of $18,716,000 and as of March 31, 2014, the Company had generated an accumulated deficit of $249,575,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical programs, strategic alliances and the development of its administrative organization. The Company will require substantial additional financing to continue to fund its operations and execute its strategy.

Since its inception, the Company raised significant capital through the issuance of redeemable convertible preferred stock, par value $0.01 per share, in ten series denominated as Series A through Series J (“Series A Preferred Stock” through “Series J Preferred Stock,” respectively, and collectively the “Preferred Stock”).  On July 30, 2013, the Company completed its initial public offering (the “IPO”) of 5,941,667 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), at a price of $15.00 per share, including 775,000 shares of Common Stock issued upon the exercise in full by the underwriters of their option to purchase additional shares at the same price to cover over-allotments. The Company received net proceeds of $79,811,000 from the sale, net of underwriting discounts and commissions and other estimated offering expenses. Immediately prior to the consummation of the IPO, all outstanding shares of Preferred Stock automatically converted into shares of Common Stock at the applicable conversion ratio then in effect.  As a result of the conversion, as of July 30, 2013, the Company had no shares of Preferred Stock outstanding.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2014, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statement of stockholders’ equity and the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2014 and the results of its operations, and its cash flows for the three months ended March 31, 2014 and 2013. The financial data and other information disclosed in these notes related to the three months ended March 31, 2014 and 2013 are unaudited. The results for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014, any other interim periods, or any future year or period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2013 included in the Company’s annual report on Form 10-K filed with the SEC on March 20, 2014.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s annual report on Form 10-K filed with the SEC on March 20, 2014. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued guidance clarifying that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. The guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted these new provisions during the quarter beginning January 1, 2014. The guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company utilizes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The Company had no assets or liabilities classified as Level 1 or Level 2. The warrants (see Note 7) are classified as Level 3.

The Company has classified the warrants as a liability and has re-measured the liability to estimated fair value at March 31, 2014 and December 31, 2013, using the Black-Scholes option pricing model with the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rates of 0.13% and 0.34% at March 31, 2014 and December 31, 2013, respectively, and weighted average volatility of 72.11% and 74.40% at March 31, 2014 and December 31, 2013, respectively.  The volatility was based on average historical share price trading data for a group of 11 comparable companies.

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	Fair Value Measurement as of March 31, 2014				Fair Value Measurement as of December 31, 2013
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance

Warrant liability	$—	$—	$4,000	$4,000	$—	$—	$20,000	$20,000
Total	$—	$—	$4,000	$4,000	$—	$—	$20,000	$20,000

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014:

Warrant Liability
Balance at December 31, 2013	$20,000
Change in fair value upon re-measurement	(16,000)
Balance at March 31, 2014	$4,000

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Marketable Securities

Marketable securities with initial maturities longer than three months but that mature within one year from the balance sheet date are classified as current assets and are summarized as follows:

	March 31, 2014	December 31, 2013

U.S. Treasury obligations	$29,999,000	$39,994,000

As of March 31, 2014 and December 31, 2013, all of the Company’s investments were classified as held-to-maturity.

5. Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at March 31, 2014 and 2013 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	March 31,
	2014	2013
Preferred Stock	—	12,838,127
Warrants	4,597	4,597
Stock options	4,252,171	2,792,169
	4,256,768	15,634,893

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Detail

Prepaid expenses and other current assets:

	March 31,	December 31,
	2014	2013

Research and development	$2,435,000	$2,242,000
Manufacturing	1,025,000	1,051,000
Insurance	421,000	645,000
Other	520,000	449,000
	$4,401,000	$4,387,000

Property and equipment:

	March 31,	December 31,
	2014	2013

Property and equipment	$2,471,000	$2,402,000
Accumulated depreciation	(1,914,000)	(1,776,000)
	$557,000	$626,000

Accrued expenses and other current liabilities:

	March 31,	December 31,
	2014	2013

Research and development	$5,808,000	$4,625,000
Employee compensation	1,383,000	509,000
Professional fees	329,000	310,000
Taxes	208,000	302,000
Other	67,000	74,000
	$7,795,000	$5,820,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Warrants

In June 2009, the Company issued 6,128 Series G Preferred Stock warrants in connection with a Loan and Security Agreement. Additionally, the Company issued one Series G Preferred Stock warrant for every two shares of Series G Preferred Stock purchased in 2009 and 2010. The warrants were initially recorded at their fair value calculated using the Black-Scholes model. The warrants are classified as liabilities due to certain anti-dilution provisions, and the value of the warrants is adjusted to current fair value at each reporting period end. For the three months ended March 31, 2014 and 2013, the Company recorded $16,000 and $14,000, respectively, in the consolidated statements of operations related to the change in the fair value of the outstanding warrants.

Immediately prior to the consummation of the IPO, the 6,128 Series G Preferred Stock warrants outstanding were automatically converted into 4,597 Common Stock warrants (after giving effect to the one-for-1.333 reverse stock split that became effective on July 17, 2013 in connection with the IPO).

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Stock-Based Compensation

The Company recognized stock-based compensation expense as follows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
General and administrative	$647,000	$1,307,000
Research and development	681,000	1,158,000
	$1,328,000	$2,465,000

Stock options may be granted with exercise prices of not less than the estimated fair value of the Common Stock on the date of grant and generally vest over a period of up to four years. Stock options granted under the 2013 Plan generally expire no later than ten years from the date of grant. A summary of stock option activity for the three months ended March 31, 2014 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2013	4,344,365	$11.05	7.91
Granted	132,500	7.63
Exercised	(171,405)	4.95
Forfeited	(53,289)	11.47

Outstanding at March 31, 2014	4,252,171	$11.19	8.02
Vested or expected to vest at March 31, 2014	4,180,309	$11.19	8.02
Exercisable at March 31, 2014	2,352,446	$9.39	7.00

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

Employee Stock Options For the Three Months Ended
March 31,
2014

Average risk-free interest rates	1.98%
Average expected life (in years)	6.25
Volatility	78.48%
Weighted-average fair value (in dollars)	$5.28

Due to the Company’s limited operating history as a public company and a lack of company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. Due to its lack of sufficient historical data, the Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company has estimated the expected life of its employee stock options using the “simplified” method, whereby, the expected life equals the arithmetic average

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Stock-Based Compensation (Continued)

of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. The Company has never paid, and does not expect to pay dividends in the foreseeable future.

Based on our historical experience, we have assumed an annualized forfeiture rate of 1.69% for our options. Under the true-up provisions of the stock based compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

As of March 31, 2014, there was $1,559,000 of unrecognized compensation expense related to the unvested liability awards, which is expected to be recognized over a weighted-average period of approximately 2.28 years.

As of March 31, 2014, there was $11,043,000 of unrecognized compensation expense related to the unvested stock options issued from April 23, 2013 through March 31, 2014, which is expected to be recognized over a weighted-average period of approximately 3.52 years. The Company accounts for stock options issued to nonemployees using a fair value approach.

At certain times throughout the Company’s history, the chairman of the Company’s board of directors, who is also a significant stockholder of the Company (the “Significant Holder”), has afforded option holders the opportunity for liquidity in transactions in which options were exercised and the shares of Common Stock issued in connection therewith were simultaneously purchased by the Significant Holder (each, a “Purchase Transaction”). Because the Company had established a pattern of providing cash settlement alternatives for option holders, the Company has accounted for its stock-based compensation awards as liability awards, the fair value of which is then re-measured at each balance sheet date. Upon the exercise of stock options from January 1, 2013 through March 31, 2013 stock option liabilities of $38,000 were reclassified to stockholders’ deficit.

On April 23, 2013, the Company distributed a notification letter to all equity award holders under the Company’s 2007 Equity Compensation Plan (the “2007 Plan”) advising them that Purchase Transactions would no longer occur, unless, at the time of a Purchase Transaction, the option holder has held the Common Stock issued upon exercise of options for a period of greater than six months prior to selling such Common Stock to the Significant Holder and that any such sale to the Significant Holder would be at the fair value of the Common Stock on the date of such sale. Based on these new criteria for Purchase Transactions, the Company remeasured options outstanding under the 2007 Plan as of April 23, 2013 to their intrinsic value and reclassified such options from liabilities to stockholders’ deficit within the Company’s consolidated balance sheets, which amounted to $14,482,000.

At March 31, 2014 and 2013, the aggregate intrinsic value of the option liability recorded was $0 and $14,394,000, respectively.

A roll forward of the stock option liability balance for the three months ended March 31, 2013 is as follows:

Balance at December 31, 2012	11,967,000
Change in intrinsic value upon re-measurement	2,465,000
Settlements of option liability awards	(38,000)
Balance at March 31, 2013	14,394,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through March 31, 2014 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple 25% of any sublicensing fees received by the Company. In 2011, the Company recorded $1,875,000 of expense related to the Temple agreement in connection with the collaboration agreement the Company executed with SymBio. In 2012, the company recorded $12,500,000 of expense related to the Temple agreement in connection with the collaboration agreement the Company executed with Baxter. These expenses were recorded in the consolidated statement of operations as research and development expenses.

In May 2010, the Company signed a funding agreement with the Leukemia and Lymphoma Society (“LLS”) to fund the development of rigosertib. Under this agreement, the Company was entitled to receive milestone payments of up to $10,000,000 through 2013 in connection with clinical trials to be conducted. The aggregate milestone payment amount was subsequently reduced to $8,000,000 pursuant to an amendment signed in January 2013, after which LLS was not obligated to fund any further amounts. In the event that the research is successful, the Company must proceed with commercialization of the licensed product or repay the amount funded. In addition, LLS is entitled to receive regulatory and commercial milestone payments and royalties from the Company based on the Company’s net sales of the licensed product, with the amount of such milestone payments and royalties not to exceed three times the amount funded ($24,000,000). During the year ended December 31, 2012, in connection with the execution of the Baxter agreement (Note 10), the Company paid $1,000,000 to LLS and recorded this amount in research and development expenses. This payment reduced the maximum milestone and royalty payment obligation under this agreement to $23,000,000 at March 31, 2014 and December 31, 2013. As a result of the potential obligation to repay the funds under this arrangement, the $8,000,000 of milestone payments received, have been recorded as deferred revenue at March 31, 2014 and December 31, 2013 and will be recognized as revenue commencing with the resolution of the repayment contingency.

10. License and Collaboration Agreements

Baxter Agreement

In September 2012, the Company entered into a development and license agreement with Baxter granting Baxter an exclusive, royalty-bearing license for the research, development, commercialization and manufacture (in specified instances) of rigosertib in all therapeutic indications in Europe (the “Baxter Territory”). In July 2012, Baxter purchased $50,000,000 of the Company’s Series J Preferred Stock, which automatically converted to shares of Common Stock immediately prior to the consummation of the IPO. Baxter also invested $5,000,000 in the Company’s IPO.

Under the terms of the agreement, the Company was initially required to perform research and development to advance three initial rigosertib indications, rigosertib intravenous (“IV”) in higher risk myelodysplastic syndrome (“MDS”) patients, rigosertib IV in pancreatic cancer patients and rigosertib oral in lower risk MDS patients, through Phase 3, Phase 3 and Phase 2 clinical trials, respectively. In December 2013, a pre-planned interim futility and safety analysis of the pancreatic cancer trial was performed and the trial was discontinued. In February 2014, the Company announced top-line analysis of a Phase 3 trial of rigosertib IV in higher risk MDS patients. Although the results of this study showed numerical improvement in median overall survival in the rigosertib treated patients, the observed improvement of 2.4 months did not meet the required level of statistical significance. However, an encouraging  improvement in median overall survival was evident in the subset of patients who had progressed on or failed to respond to previous treatment with hypomethylating agents (“HMAs”). The Company is performing additional analyses of the

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. License and Collaboration Agreements (Continued)

data from this trial, and is aiming to meet with regulatory authorities to discuss next steps for rigosertib IV development and/or registration in this patient population.

If an additional Phase 3 clinical trial for rigosertib IV in higher risk MDS patients is required to obtain marketing approval in the Baxter Territory, the Company could require Baxter to fund a percentage of the costs of such additional trial up to a specified maximum. At the completion of the current Phase 2 trial for rigosertib oral in lower risk MDS patients and the review of the resulting data and findings, the Company and Baxter will decide whether or not to pursue further development of rigosertib for this indication. If the Company and Baxter mutually agree to progress the development of rigosertib oral in lower risk MDS patients, then certain milestone payments will be payable to the Company, and the Company will be required to use its commercially reasonable efforts to progress the development of rigosertib for this indication to a drug approval application in the Baxter Territory. The Company and Baxter will work together for potential future rigosertib indications, beyond the initial indications noted above. Generally, if Baxter chooses to participate in the development of additional indications, Baxter will be responsible for a percentage of all research and development costs and expenses and the Company could earn additional milestone payments. Baxter has full responsibility for all commercialization activities for the product in the Baxter Territory, at Baxter’s sole cost and expense.

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

Under the terms of the agreement, Baxter made an upfront payment of $50,000,000. The Company is eligible to receive pre-commercial milestone payments of up to an aggregate of $337,500,000 if specified development and regulatory milestones are achieved. The potential pre-commercial development milestone payments to the Company include the following:

•                    $50,000,000 for achievement of the primary endpoint of a Phase 3 clinical trial for rigosertib IV in higher risk MDS patients (the “MDS IV indication”) or mutual agreement of the parties to file for any marketing approval in either the European Union as a whole or in all of the Big Five EU Countries (specified in the agreement as:Germany, United Kingdom, France, Italy and Spain);

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. License and Collaboration Agreements (Continued)

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

The Baxter agreement allows Baxter to sublicense rigosertib and its ability to sublicense is not contingent on the approval or right of first refusal by the Company. The Company determined that Baxter’s ability to sublicense the intellectual property to others demonstrates that the license has stand-alone value. In addition, at the time of entering into the Baxter agreement in September 2012, the rigosertib program was in a Phase 3 clinical trial for higher risk MDS, a Phase 3 clinical trial for pancreatic cancer and a Phase 2 trial for lower risk MDS. The protocols for the clinical trials had been written and provided to Baxter and a Special Protocol Assessment had already been granted to the Company by the U.S. Food and Drug Administration (the “FDA”) for higher risk MDS. These later stage clinical trials, where protocols have been prepared and trials are in process, can be completed more easily by entities other than the Company, as compared to earlier stage clinical trials. The remaining services to be performed by the Company are not proprietary and could be performed by other qualified parties. For example, the Company relies on clinical research organizations (“CROs”) to complete the clinical trials, and Baxter could engage the same or similar CROs to complete the trials on its behalf. Although Baxter is not performing development activities related to rigosertib, Baxter possesses the internal expertise (or a vendor could be hired) to complete the efforts under the rigosertib programs without further assistance from the Company.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. License and Collaboration Agreements (Continued)

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

Based on management’s analyses, it was determined that the BESP of the license was $120,000,000 and the BESP of the research and development services was $20,600,000. As noted above, the Company received an up-front payment of $50,000,000 under the Baxter agreement, which represents the allocable agreement consideration. Based on the respective BESPs, this payment was allocated $42,400,000 to the license and $7,600,000 to the research and development services. Since the delivery of the license occurred upon the execution of the Baxter agreement and there was no general right of return, $42,400,000 of the $50,000,000 upfront payment was recognized upon the execution of the Baxter agreement. The portion allocated to research and development services was recognized over the period of performance on a proportional performance basis through March 31, 2014. Management estimated the period of performance to be the period necessary for completion of the non-contingent obligations to perform research and development services required to advance the three formulations of rigosertib described above.  As of March 31, 2014, all of the deferred revenue related to such research and development services has been recognized.  For the three months ended March 31, 2014 and 2013, the Company recognized $333,000 and $978,000, respectively, of research and development revenue under the Baxter agreement.

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

As noted above, in July 2012, Baxter purchased Series J Preferred Stock. Because the Series J Preferred Stock was acquired within several months of the Baxter development and license agreement, management considered whether the Preferred Stock was issued at fair value and if not, whether the consideration received for the Series J Preferred Stock ($50,000,000) or for the collaboration and license agreement ($50,000,000) should be allocated in the financial statements in a manner differently than the prices stated in the agreements. Management, with the assistance of an outside valuation specialist, determined that the price paid by Baxter for the Series J Preferred Stock approximated its fair value, and therefore the consideration received under the agreements was allocated in accordance with terms of the individual agreements.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. License and Collaboration Agreements (Continued)

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

Due to the lack of standalone value for the license, research and development services, and joint committee obligation, the upfront payment is being recognized ratably using the straight line method through December 2027, the expected term of the agreement. For the three months ended March 31, 2014 and 2013, the Company recognized revenues of $113,000, and $113,000, respectively, under this agreement. In addition, the Company recognized revenues of $0 and $25,000 for the three months ended March 31, 2014 and 2013, respectively, related to the supply agreement with SymBio.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Preclinical Collaboration

In December 2012, we formed GBO, an entity jointly-owned by both us and GVK BIO. The purpose of GBO is to collaborate on and develop two programs through filing of an investigational new drug application (“IND”) and/or conducting proof of concept studies using the Company’s technology platform.

During 2013, GVK BIO made an initial capital contribution of $500,000 in exchange for a 10% interest in GBO, and the Company made an initial capital contribution of a sub-license to all the intellectual property controlled by the Company related to the two specified programs in exchange for a 90% interest. Under the terms of the agreement, GVK BIO may make additional capital contributions. The GVK BIO percentage interest in GBO may change from the initial 10% to up to 50%, depending on the amount of its total capital contributions. The Company evaluates its variable interests in GBO on a quarterly basis and has determined that it is the primary beneficiary.

For thirty days following the 15-month anniversary of the commencement of either of the two programs, the Company will have an option to (i) cancel the license and (ii) purchase all rights in and to that program. There are three of these buy-back scenarios depending on the stage of development of the underlying assets. GVK BIO will have operational control of GBO and the Company will have strategic and scientific control.

12. Initial Public Offering

On July 24, 2013, the Company’s Registration Statement was declared effective by the SEC, and on July 25, 2013, the Company’s Common Stock began trading on the NASDAQ Global Market under the symbol “ONTX.”

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Related-Party Transactions

The Company has entered into a research agreement, as subsequently amended, with the Mount Sinai School of Medicine (“Mount Sinai”), with which a member of its board of directors and a significant stockholder is affiliated. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in connection with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions. Payments to Mount Sinai under this research agreement for the three months ended March 31, 2014 and 2013 were $295,000 and $27,000, respectively. At March 31, 2014 and December 31, 2013, the Company owed Mount Sinai $173,000 and $0, respectively, which is included in accounts payable on the consolidated balance sheets.

The Company outsources the synthesis of some of its chemical compounds to vendors in the United States and in foreign countries. A supplier, of which a member of the Company’s board of directors and a significant stockholder is an owner, produces one of these compounds under contract. The Company’s aggregate payments for these services for the three months ended March 31, 2014 and 2013 were $0 and $107,000, respectively. At March 31, 2014 and December 31, 2013, the Company had no outstanding amounts payable to this supplier.

The Company purchases chemical compounds and sources development services from corporations owned by a former member of its board of directors. The Company’s aggregate payments to these suppliers for the three months ended March 31, 2014 and 2013 were $32,000 and $35,000, respectively. At March 31, 2014 and December 31, 2013, the Company owed this supplier $127,000 and $157,000 respectively, which is included in accounts payable on the consolidated balance sheets. The Company also rents office space in Pennington, New Jersey from a corporation related to these suppliers and affiliated with the former member of our board of directors.

The Company has entered into a consulting agreement with a member of its board of directors, who is also a significant stockholder. The board member provides consulting services to the Company on the terms set forth in the agreement. Payments to this board member for the three months ended March 31, 2014, and 2013 were $47,000 and $45,000, respectively. At March 31, 2014 and December 31, 2013, the Company had no outstanding amounts payable under this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim unaudited condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the SEC on March 20, 2014. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Onconova” refer to Onconova Therapeutics, Inc.

Information Regarding Forward-Looking Statements

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2013 included in the Company’s annual report on Form 10-K filed with the SEC on March 20, 2014.

This quarterly report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained in this quarterly report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the heading “Risk Factors” contained in our annual report on Form 10-K filed with the SEC on March 20, 2014.  In light of these risks, uncertainties and assumptions, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this quarterly report and you should not place undue reliance on these forward-looking statements.

Forward-looking statements include, but are not limited to, statements about:

•	the initiation, cost, timing, progress and results of our research and development activities, including preclinical and clinical studies;

•

our ability to obtain and maintain regulatory approval of rigosertib, briciclib, recilisib and any of our other future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

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

Rigosertib, our most advanced product candidate, is being tested in clinical studies for myelodysplastic syndromes, or MDS and head and neck cancers. To date, we have enrolled more than 1,000 patients in rigosertib trials in hematological diseases and solid tumors. In February 2014, the Company announced top-line analysis of a Phase 3 trial of rigosertib IV in higher risk MDS patients who had progressed on, failed to respond to or relapsed after prior therapy with hypomethylating agents (HMAs). Although the results of this study showed numerical improvement in median overall survival in the rigosertib treated patients, the observed improvement of 2.4 months did not meet the required level of statistical significance. However, an encouraging improvement in median overall survival was evident in the subset of patients who had progressed on or failed to respond to previous treatment with HMAs. We intend to meet with regulatory authorities to determine the next steps for rigosertib IV development and/or registration in this patient population. We initially intended to present top-line ONTIME data at the ASCO conference, however we now intend to publish or present these results elsewhere in the second half of 2014. We are also testing rigosertib in two Phase 2 trials for transfusion-dependent lower risk MDS, in two Phase 2 trials for head and neck cancers and in a Phase 1/2 study in combination with azacitidine for first-line treatment of MDS. We also evaluated rigosertib in a Phase 3 trial for metastatic pancreatic cancer. In December 2013, a pre-planned interim futility and safety analysis for this trial was performed and as a result the study was discontinued. Baxter Healthcare SA (“Baxter”), has commercialization rights for rigosertib in Europe and SymBio Pharmaceuticals Limited (“SymBio”), has commercialization rights in Japan and Korea. We have retained development and commercialization rights to rigosertib in the rest of the world, including in the United States.

Our second clinical-stage product candidate is briciclib, a small molecule targeting an important regulatory protein, cyclin D1, which is often found at elevated levels in cancer cells. We are planning to resume Phase 1 clinical development of briciclib in 2014 with a multi-site dose escalation study in patients with advanced solid tumors refractory to current therapies.

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

Since commencing operations we have dedicated a significant portion of our resources to our development efforts for our clinical-stage product candidates, particularly rigosertib. We incurred research and development expenses of $14.2 million and $12.8 million during the three months ended March 31, 2014 and 2013, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance our preclinical programs and our clinical-stage product candidates. In July 2013, we completed our initial public offering (“IPO”), from which we received net proceeds of $79.8 million. Prior to the consummation of the IPO, we funded our operations primarily through the sale of Preferred Stock amounting to $144.7 million, including $50.0 million that Baxter invested in our Series J Preferred Stock in 2012, as well as proceeds from the issuance of convertible debt and a stockholder loan amounting to $26.8 million in the aggregate, all of which was later converted into shares of our Preferred Stock, and upfront payments of $7.5 million from SymBio and $50.0 million from Baxter in connection with our collaboration agreements. We have also received an aggregate of $8.0 million from The Leukemia and Lymphoma Society, (“LLS”), under a funding agreement. Under our collaboration agreements with Baxter and SymBio, we are also eligible to receive an aggregate of up to $359.5 million upon the achievement of specified development and regulatory milestones and up to $280.0 million upon the achievement of specified commercialization milestones, as well as tiered royalties, at percentage rates ranging from the low-teens to low-twenties, on any future net sales of products resulting from these collaborations. As of March 31, 2014, we had $84.6 million in cash, cash equivalents and marketable securities.

Our net losses were $18.7 million and $14.8 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we had an accumulated deficit of $249.6 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even as milestones under our license and collaboration agreements may be met. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. We may rely on licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories. If we choose to build a commercial infrastructure to support marketing in the United States for any of our product candidates that achieve regulatory approval, such commercial infrastructure could be expected to include a targeted, oncology sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to having any certainty about marketing approval.

Furthermore, we have and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will seek to fund our operations primarily through business development transactions, public equity or debt financings or other sources. Other additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed or on less favorable terms could have a material adverse effect on our financial condition and our ability to pursue our business strategy.

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

We may also receive up to $212.5 million in milestone payments for regulatory approvals of the rigosertib MDS indications specified in the arrangement with Baxter, each of which may be up to and in excess of $100.0 million. We are also potentially eligible to receive an additional $20.0 million pre-commercial milestone payment related to the timing of regulatory approval of rigosertib IV in higher risk MDS patients in Europe. In addition to these pre-commercial milestones, we are eligible to receive up to an aggregate of $250.0 million in milestone payments based on Baxter’s achievement of pre-specified threshold levels of annual net sales of rigosertib. We are also entitled to receive royalties at percentage rates ranging from the low-teens to the low-twenties on net sales of rigosertib by Baxter in the licensed territory. In July 2012, Baxter purchased $50.0 million of our Series J Preferred Stock, which automatically converted to shares of our Common Stock immediately prior to the consummation of the IPO. Baxter also invested $5.0 million in our IPO in July 2013.

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

Under the LLS funding agreement, as amended, we received funding of $8.0 million from LLS through 2012. We did not receive any funding in 2013 or 2014. We are required to make specified payments to LLS, including payments payable upon execution of the first out-license, first approval for marketing by a regulatory body, completion of the first commercial sale of rigosertib, and achieving specified annual net sales levels of rigosertib. The extent of these payments and our obligations will depend on whether we out-license rights to develop or commercialize rigosertib to a third party, we commercialize rigosertib on our own or we combine with or are sold to another company. In addition, we will pay to LLS a single-digit percentage royalty of our net sales of rigosertib, if any. The sum of our payments to LLS is capped at three times the total funding received from LLS, or $23.0 million.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We believe there have been no significant changes in our critical accounting policies as discussed in our annual report on Form 10-K filed with the SEC on March 20, 2014.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013	Change
Revenue	$447,000	$1,116,000	$(669,000)
Operating expenses:
General and administrative	4,932,000	3,346,000	(1,586,000)
Research and development	14,248,000	12,756,000	(1,492,000)
Total operating expenses	19,180,000	16,102,000	(3,078,000)
Loss from operations	(18,733,000)	(14,986,000)	(3,747,000)
Change in fair value of warrant liability	16,000	14,000	2,000
Other income (expense), net	1,000	127,000	(126,000)
Net loss	$(18,716,000)	$(14,845,000)	$(3,871,000)

Revenues

Revenues decreased by $0.7 million for the three months ended March 31, 2014 when compared to the same period in 2013 primarily as a result of recognition of research and development revenue under the Baxter agreement on a proportional performance basis. The 2013 period included more research and development activities to advance the rigosertib indications covered by the Baxter agreement.

General and administrative expenses

General and administrative expenses increased by $1.6 million, or 47%, to $4.9 million for the three months ended March 31, 2014 from $3.3 million for the three months ended March 31, 2013. The increase was attributable primarily to an increase in professional fees of $0.7 million and insurance costs of $0.3 million as a result of operating as a public company since July 2013 and increased pre-commercialization consulting of $0.7 million. Personnel costs increased $0.3 million as a result of general and administrative headcount growing to 19 at March 31, 2014 from 13 at March 31, 2013. Facilities and related expenses increased $0.3 million as a result of company-wide headcount growing to 63 at March 31, 2014 from 51 at March 31, 2013. These increases in general and administrative expenses were offset by a decrease of $0.7 million in stock-based compensation which was primarily the result of a change in accounting method during 2013.

Research and development expenses

Research and development expenses increased by $1.5 million, or 12%, to $14.2 million for the three months ended March 31, 2014 from $12.8 million for the three months ended March 31, 2013. This increase was caused in part by personnel and related costs increasing by $1.5 million as research and development headcount grew to 44 at March 31, 2014 from 38 at March 31, 2013. The increase in research and development expenses was also driven by higher manufacturing and development costs of $2.0 million, which were a result of increased validation activities and formulation development efforts in the 2014 period. These increases were partially offset by a decrease in pre-clinical and clinical development costs of $1.0 million primarily resulting from completion of the pancreatic program in December 2013 and reduced expenses in our higher risk MDS program in the 2014 period. Consulting expenses were $0.5 million lower for the three months ended March 31, 2014, as we enhanced our internal capabilities.  There was also a decrease in stock-based compensation of $0.5 million in 2014 compared to 2013 due primarily to a change in accounting method during 2013.

Change in fair value of warrant liability

The fair value of the warrant liability decreased by $16,000 for the three months ended March 31, 2014 compared to a decrease of $14,000 for the three months ended March 31, 2013. The change in the fair value of the warrant liability in 2014 and 2013 was related to the revaluation of the outstanding warrants to fair value.

Other income (expense), net

Other income (expense), net, decreased by $126,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, due primarily to the receipt in the 2013 period of proceeds from our insurance provider converting from a mutual to a stock insurance company.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $18.7 million and $14.8 million for the three months ended March 31, 2014 and 2013, respectively. Our operating activities used $16.2 million and $13.9 million of net cash during the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, we had an accumulated deficit of $249.6 million, working capital of $77.5 million, cash and cash equivalents of $54.6 million and marketable securities of $30.0 million. In July 2013, we completed our IPO, from which we received net proceeds of $79.8 million. Prior to the consummation of the IPO, we financed our operations principally through private placements of Preferred Stock and convertible debt. Through March 31, 2014, we had received gross proceeds of $171.5 million from the issuance of Preferred Stock and convertible debt. We have also financed our operations with the $57.5 million in upfront payments we received from Baxter and SymBio in 2012 and 2011, respectively.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net cash (used in) provided by:
Operating activities	$(16,165,000)	$(13,949,000)
Investing activities	9,928,000	(284,000)
Financing activities	853,000	6,000
Effect of foreign currency translation	(1,000)	7,000
Net (decrease) increase in cash and cash equivalents	$(5,385,000)	$(14,220,000)

Net cash (used in) provided by operating activities

Net cash used in operating activities was $16.2 million for the three months ended March 31, 2014 and consisted primarily of a net loss of $18.7 million, partially offset by $1.5 million of noncash items primarily related to depreciation, change in the fair value of warrant liabilities and stock-based compensation expense. Changes in operating assets and liabilities resulted in a net increase in cash of $1.1 million. Significant changes in operating assets and liabilities included an increase in accrued expenses of $2.0 million, offset by a decrease in accounts payable of $0.4 million and a decrease in deferred revenue of $0.4 million. The increase in accrued expenses was caused by the timing of invoices for clinical trial costs related to the ongoing trials and development of our product candidates and by higher accrued personnel-related expenses at March 31, 2014. The decreases in accounts payable and deferred revenue were caused by the timing of payments to our vendors and the recognition of the unamortized portions of upfront payments under our collaboration agreements with Baxter and SymBio in the amounts of $0.3 million and $0.1 million, respectively.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the three months ended March 31, 2014 was $9.9 million, and consisted primarily of maturities of our marketable securities of $10.0 million, partially offset by purchases of fixed assets of $0.1 million. Net cash used in investing activities for the three months ended March 31, 2013 was $0.3 million, and consisted of purchases of fixed assets.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2014 and 2013 were $0.9 million and

$6,000, respectively, and resulted from the proceeds received from the exercise of stock options in each period.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. Our cash expenditures may increase in the near term as we fund our phase 2 and phase 3 clinical trials of rigosertib, as well as our clinical trials of our other earlier-stage product candidates and continuing preclinical activities.

On July 30, 2013, we completed our IPO. We received net proceeds of $79.8 million from the sale, net of underwriting discounts and commissions and other estimated offering expenses.

As a publicly traded company, we have incurred and will continue to incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and the NASDAQ Stock Market, require public companies to implement specified corporate governance practices that were not applicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We estimate that we will incur approximately $2.0 million to $3.0 million of incremental costs per year associated with being a publicly traded company, although it is possible that our actual incremental costs will be higher than we currently estimate.

We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Further, the achievement of milestones and receipt from Baxter and SymBio of milestone payments and royalties, even if rigosertib is approved for commercial use in Baxter’s and SymBio’s licensed territories, are not assured. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our future capital requirements will depend on many factors, including:

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations promulgated by the SEC.

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

Interest Rate Risk

We had cash, cash equivalents and marketable securities of $84.6 million and $100.0 million at March 31, 2014 and December 31, 2013, respectively, consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2014 and 2013.

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in internal control over financial reporting described below.

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

We have discussed this material weakness with our independent registered public accounting firm and our Audit Committee. To remediate this material weakness, we have expanded our staff by hiring a Chief Financial Officer, a Director of Financial Reporting and a Vice President of Financial Planning and Accounting, each with prior public company financial reporting experience. We have also hired additional finance and accounting personnel with appropriate training to build our financial management and reporting infrastructure. We have initiated processes to further develop and document our accounting policies and financial reporting procedures and to implement additional internal controls. Although, we believe we have made improvements in our disclosure controls and procedures, as of our March 31, 2014 financial closing process we had not yet fully remediated the material weakness discussed above. In addition, we cannot provide assurance that we have identified all of our existing material weaknesses, or that we will not in the future have additional material weaknesses.

Neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. In light of the control deficiencies and the resulting material weakness that were identified as a result of the limited procedures performed, we believe that it is possible that had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses and significant control deficiencies may have been identified. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to utilize the provision exempting us from the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes from our risk factors as previously reported in our annual report on Form 10-K filed with the SEC on March 20, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the three months ended March 31, 2014.

Use of Proceeds

On July 30, 2013, the Company completed its initial public offering of 5,941,667 shares of the Company’s common stock, at a price of $15.00 per share, including 775,000 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares at the same price to cover over-allotments. The Company received net proceeds of $79,811,000 from the sale, net of underwriting discounts and commissions and other offering expenses. The offer and sale of all of the shares in the offering were registered under the Securities Act in accordance with the Company’s final prospectus filed on July 25, 2013 with the SEC pursuant to Rule 424(b)(4) of the Securities Act.

We have invested the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments such as U.S. government securities and money market funds. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on July 25, 2013. We have broad discretion in the use of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

A list of the exhibits filed as part of this Quarterly Report on Form 10-Q is set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCONOVA THERAPEUTICS, INC.

Dated: May 15, 2014

/s/ RAMESH KUMAR, Ph.D.
Ramesh Kumar, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2014

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