Form 10-Q
period 2014-06-30
Onconova Therapeutics, Inc.
filed 2014-08-14
CIK 1130598

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of July 31, 2014 was 21,692,240.

ONCONOVA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Onconova Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,499,000	$60,009,000
Marketable securities	14,997,000	39,994,000
Prepaid expenses and other current assets	3,331,000	4,387,000
Total current assets	73,827,000	104,390,000
Property and equipment, net	609,000	626,000
Restricted cash	125,000	125,000
Other non-current assets	12,000	12,000
Total assets	$74,573,000	$105,153,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,027,000	$3,710,000
Accrued expenses and other current liabilities	6,464,000	5,820,000
Warrant liability	1,000	20,000
Deferred revenue	455,000	788,000
Total current liabilities	11,947,000	10,338,000
Deferred revenue, non-current	13,682,000	13,909,000
Other	2,000	6,000
Total liabilities	25,631,000	24,253,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized at June 30, 2014 and December 31, 2013, none issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 75,000,000 authorized at June 30, 2014 and December 31, 2013, 21,673,486 and 21,467,482 shares issued and outstanding at June 30, 2014 and December 31, 2013	217,000	215,000
Additional paid in capital	314,630,000	311,093,000
Accumulated other comprehensive income	—	1,000
Accumulated deficit	(266,328,000)	(230,896,000)
Total Onconova Therapeutics, Inc. stockholders’ equity	48,519,000	80,413,000
Non-controlling interest	423,000	487,000
Total stockholders’ equity	48,942,000	80,900,000

Total liabilities and stockholders’ equity	$74,573,000	$105,153,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$125,000	$591,000	$572,000	$1,707,000
Operating expenses:
General and administrative	3,985,000	3,117,000	8,917,000	6,463,000
Research and development	12,904,000	10,047,000	27,152,000	22,803,000
Total operating expenses	16,889,000	13,164,000	36,069,000	29,266,000
Loss from operations	(16,764,000)	(12,573,000)	(35,497,000)	(27,559,000)
Change in fair value of warrant liability	3,000	(2,000)	19,000	12,000
Other income, net	(19,000)	13,000	(18,000)	140,000
Net loss	(16,780,000)	(12,562,000)	(35,496,000)	(27,407,000)
Net loss attributable to non-controlling interest	27,000	—	64,000	—
Net loss attributable to Onconova Therapeutics, Inc.	(16,753,000)	(12,562,000)	(35,432,000)	(27,407,000)
Accretion of redeemable convertible preferred stock	—	(1,032,000)	—	(2,051,000)
Net loss applicable to common stockholders	$(16,753,000)	$(13,594,000)	$(35,432,000)	$(29,458,000)
Net loss per share of common stock, basic and diluted	$(0.77)	$(5.21)	$(1.64)	$(11.29)
Basic and diluted weighted average shares outstanding	21,658,625	2,609,495	21,613,713	2,608,450

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(16,780,000)	$(12,562,000)	$(35,496,000)	$(27,407,000)
Other comprehensive income, before tax:
Foreign currency translation adjustments, net	—	(2,000)	(1,000)	5,000
Other comprehensive (loss) income, net of tax	—	(2,000)	(1,000)	5,000
Comprehensive loss	(16,780,000)	(12,564,000)	(35,497,000)	(27,402,000)
Comprehensive loss attributable to non-controlling interest	27,000	—	64,000	—
Comprehensive loss attributable to Onconova Therapeutics, Inc.	$(16,753,000)	$(12,564,000)	$(35,433,000)	$(27,402,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

	Stockholders’ Equity
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive	Non-controlling
	Shares	Amount	Capital	deficit	income	interest	Total

Balance at December 31, 2013	21,467,482	$215,000	$311,093,000	$(230,896,000)	$1,000	$487,000	$80,900,000
Net loss	—	—	—	(35,432,000)	—	(64,000)	(35,496,000)
Other comprehensive income	—	—	—	—	(1,000)	—	(1,000)
Exercise of stock options	206,004	2,000	896,000	—	—	—	898,000
Stock-based compensation	—	—	2,641,000	—	—	—	2,641,000
Balance at June 30, 2014	21,673,486	$217,000	$314,630,000	$(266,328,000)	$—	$423,000	$48,942,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(35,496,000)	$(27,407,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	239,000	207,000
Change in fair value of warrant liabilities	(19,000)	(12,000)
Treasury note discount amortization	(3,000)	—
Stock compensation expense	2,641,000	2,844,000
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,056,000	(4,142,000)
Accounts payable	1,317,000	(1,107,000)
Accrued expenses	644,000	1,413,000
Other liabilites	(4,000)	3,000
Deferred revenue	(560,000)	(1,683,000)
Net cash used in operating activities	(30,185,000)	(29,884,000)

Investing activities:
Payments for purchase of property and equipment	(222,000)	(473,000)
Maturities of marketable securities	25,000,000	—
Net cash provided by (used in) investing activities.	24,778,000	(473,000)

Financing activities:
Proceeds from the exercise of stock options	898,000	6,000
Net cash provided by financing activities	898,000	6,000
Effect of foreign currency translation on cash	(1,000)	5,000
Net decrease in cash and cash equivalents	(4,510,000)	(30,346,000)
Cash and cash equivalents at beginning of period	60,009,000	81,527,000
Cash and cash equivalents at end of period	$55,499,000	$51,181,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

The Company

Onconova Therapeutics, Inc. (the “Company”) was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company’s headquarters are located in Newtown, Pennsylvania. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule drug candidates to treat cancer. Using its proprietary chemistry platform, the Company has created an extensive library of targeted anti-cancer agents designed to work against specific cellular pathways that are important to cancer cells. The Company believes that the drug candidates in its pipeline have the potential to be efficacious in a wide variety of cancers without causing harm to normal cells. The Company has three clinical-stage product candidates and several preclinical programs. To accelerate and broaden the development of rigosertib, the Company’s most advanced product candidate, the Company entered into a collaboration and license agreement in 2012 with Baxter Healthcare SA (“Baxter”), a subsidiary of Baxter International Inc., which grants Baxter certain rights to commercialize rigosertib in Europe. In 2011, the Company entered into a collaboration and license agreement with SymBio Pharmaceuticals Limited (“SymBio”), which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. The Company has retained development and commercialization rights to rigosertib in the rest of the world, including the United States. During 2012, Onconova Europe GmbH was established as a wholly owned subsidiary of the Company for the purpose of further developing business in Europe. In April 2013, GBO, LLC, a Delaware limited liability company, (“GBO”) was formed pursuant to a collaboration agreement with GVK Biosciences Private Limited, a private limited company located in India, (“GVK BIO”) to collaborate and develop new programs using the Company’s technology platform through filing of an investigational new drug application (“IND”) and /or conducting proof of concept studies using the Company’s technology platform.

Liquidity

The Company has incurred recurring operating losses since inception. For the six months ended June 30, 2014, the Company incurred a net loss of $35,496,000 and as of June 30, 2014, the Company had generated an accumulated deficit of $266,328,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical programs, strategic alliances and the development of its administrative organization. The Company will require substantial additional financing to continue to fund its operations and execute its strategy.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development and commercial programs and meet its obligations. Management intends to fund future operations through additional securities offerings, licensing revenue, grants, government contracts, debt and, if any of the Company’s product candidates receive marketing approval, future sales of its products. There can be no assurance, however, that the Company will be successful in obtaining financing at the level needed to sustain operations, on terms acceptable to the Company, or at all, or that the Company will obtain approvals necessary to market its products or achieve profitability or sustainable, positive cash flow.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements include the consolidated accounts of the Company, its wholly-owned subsidiary, Onconova Europe GmbH, and GBO. All significant intercompany transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2014, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2014 and 2013, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2014 and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2014 and the results of its operations, and its cash flows for the three and six months ended June 30, 2014 and 2013. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2014 and 2013 are unaudited. The results for the six months ended June 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014, any other interim periods, or any future year or period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2013 included in the Company’s annual report on Form 10-K filed with the SEC on March 20, 2014.

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

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016, and early adoption is not permitted. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on the Company’s consolidated financial position, results of operations and related disclosures.

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

The Company had no assets or liabilities classified as Level 1 or Level 2. The warrant liability (see Note 7) is classified as Level 3.

The Company has classified the warrants as a liability and has re-measured the liability to estimated fair value at June 30, 2014 and December 31, 2013, using the Black-Scholes option pricing model with the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rates of 0.10% and 0.34% at June 30, 2014 and December 31, 2013, respectively, and weighted average volatility of 63.74% and 74.40% at June 30, 2014 and December 31, 2013, respectively.  The volatility was based on average historical share price trading data for a group of 11 comparable companies.

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	Fair Value Measurement as of June 30, 2014				Fair Value Measurement as of December 31, 2013

	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance

Warrant liability	$—	$—	$1,000	$1,000	$—	$—	$20,000	$20,000
Total	$—	$—	$1,000	$1,000	$—	$—	$20,000	$20,000

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2014:

Warrant Liability
Balance at December 31, 2013	$20,000
Change in fair value upon re-measurement	(19,000)
Balance at June 30, 2014	$1,000

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Marketable Securities

Marketable securities with initial maturities longer than three months but that mature within one year from the balance sheet date are classified as current assets and are summarized as follows:

	June 30, 2014	December 31, 2013

U.S. Treasury obligations	$14,997,000	$39,994,000

As of June 30, 2014 and December 31, 2013, all of the Company’s investments were classified as held-to-maturity.

5. Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at June 30, 2014 and 2013 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	June 30,
	2014	2013
Preferred Stock	—	12,838,127
Warrants	4,597	4,597
Stock options	4,236,439	2,796,519
	4,241,036	15,639,243

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Detail

Prepaid expenses and other current assets:

	June 30,	December 31,
	2014	2013

Research and development	$2,002,000	$2,242,000
Manufacturing	723,000	1,051,000
Insurance	269,000	645,000
Other	337,000	449,000
	$3,331,000	$4,387,000

Property and equipment:

	June 30,	December 31,
	2014	2013

Property and equipment	$2,621,000	$2,402,000
Accumulated depreciation	(2,012,000)	(1,776,000)
	$609,000	$626,000

Accrued expenses and other current liabilities:

	June 30,	December 31,
	2014	2013

Research and development	$4,483,000	$4,625,000
Employee compensation	1,518,000	509,000
Professional fees	319,000	310,000
Taxes	20,000	302,000
Other	124,000	74,000
	$6,464,000	$5,820,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Warrants

In June 2009, the Company issued 6,128 Series G Preferred Stock warrants in connection with a Loan and Security Agreement. The warrants were initially recorded at their fair value calculated using the Black-Scholes model. The warrants are classified as liabilities due to certain anti-dilution provisions, and the value of the warrants is adjusted to current fair value at each reporting period end. For the six months ended June 30, 2014 and 2013, the Company recorded $19,000 and $12,000, respectively, in the consolidated statements of operations related to the change in the fair value of the outstanding warrants.

Immediately prior to the consummation of the IPO, the 6,128 Series G Preferred Stock warrants outstanding were automatically converted into 4,597 Common Stock warrants (after giving effect to the one-for-1.333 reverse stock split that became effective on July 17, 2013 in connection with the IPO).

8. Stock-Based Compensation

The Company recognized stock-based compensation expense as follows for the three and six months ended June 30, 2014 and 2013:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013

General and administrative	$677,000	$220,000	$1,324,000	$1,527,000
Research and development	636,000	159,000	1,317,000	1,317,000
	$1,313,000	$379,000	$2,641,000	$2,844,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Stock-Based Compensation (Continued)

Stock options may be granted with exercise prices of not less than the estimated fair value of the Common Stock on the date of grant and generally vest over a period of up to four years. Stock options granted under the Company’s 2013 Equity Compensation Plan generally expire no later than ten years from the date of grant. A summary of stock option activity for the six months ended June 30, 2014 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Options	Price	(in years)
Outstanding at December 31, 2013	4,344,365	$11.05	7.91
Granted	201,500	6.60
Exercised	(206,004)	4.34
Forfeited	(103,422)	11.62
Outstanding at June 30, 2014	4,236,439	$11.15	7.86

Vested or expected to vest at June 30, 2014	4,164,843	$11.15	7.86
Exercisable at June 30, 2014	2,510,052	$9.80	7.00

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

Employee Stock Options For the Six Months Ended
June 30, 2014

Average risk-free interest rates	1.85%
Average expected life (in years)	6.02
Expected volatility	77.00%
Weighted-average fair value (in dollars)	$4.47

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

Based on the Company’s historical experience, the Company has assumed an annualized forfeiture rate of 1.69% for its options. Under the true-up provisions of the stock based compensation guidance, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

As of June 30, 2014, there was $9,868,000 of unrecognized compensation expense related to the unvested stock options issued from April 23, 2013 through June 30, 2014, which is expected to be recognized over a weighted-average period of approximately 3.21 years.

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

On April 23, 2013, the Company distributed a notification letter to all equity award holders under the Company’s 2007 Equity Compensation Plan (the “2007 Plan”) advising them that Purchase Transactions would no longer occur, unless, at the time of a Purchase Transaction, the option holder has held the Common Stock issued upon exercise of options for a period of greater than six months prior to selling such Common Stock to the Significant Holder and that any such sale to the Significant Holder would be at the fair value of the Common Stock on the date of such sale. Based on these new criteria for Purchase Transactions, the Company remeasured options outstanding under the 2007 Plan as of April 23, 2013 to their intrinsic value and reclassified such options from liabilities to stockholders’ deficit within the Company’s consolidated balance sheets, which amounted to $14,482,000.  As of June 30, 2014, there was $1,128,000 of unrecognized compensation expense related to these unvested awards, which is expected to be recognized over a weighted-average period of approximately 2.12 years.

At both June 30, 2014 and December 31, 2013, the aggregate intrinsic value of the option liability recorded was $0.

A roll forward of the stock option liability balance for the six months ended June 30, 2013 is as follows:

Option Liability
Balance at December 31, 2012	$11,967,000
Change in fair value upon remeasurement	2,553,000
Settlements of option liability awards	(38,000)
Stock option award modification	(14,482,000)
Balance at June 30, 2013	$—

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through June 30, 2014 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple 25% of any sublicensing fees received by the Company. In 2011, the Company recorded $1,875,000 of expense related to the Temple agreement in connection with the collaboration agreement the Company executed with SymBio. In 2012, the company recorded $12,500,000 of expense related to the Temple agreement in connection with the collaboration agreement the Company executed with Baxter. These expenses were recorded in the consolidated statement of operations as research and development expenses.

In May 2010, the Company signed a funding agreement with the Leukemia and Lymphoma Society (“LLS”) to fund the development of rigosertib. Under this agreement, the Company was entitled to receive milestone payments of up to $10,000,000 through 2013 in connection with clinical trials to be conducted. The aggregate milestone payment amount was subsequently reduced to $8,000,000 pursuant to an amendment signed in January 2013, after which LLS was not obligated to fund any further amounts. During the year ended December 31, 2012, in connection with the execution of the Baxter agreement (Note 10), the Company paid $1,000,000 to LLS and recorded this amount in research and development expenses. This payment reduced the maximum milestone and royalty payment obligation under this agreement to $23,000,000 at June 30, 2014 and December 31, 2013. No further payments are due to LLS if rigosertib does not obtain regulatory approval. If rigosertib is approved by the regulatory authorities, the Company must proceed with commercialization of the licensed product or repay the amount funded. LLS is entitled to receive regulatory and commercial milestone payments and royalties from the Company based on the Company’s net sales of the licensed product. As a result of the potential obligation to repay the funds under this arrangement, the $8,000,000 of milestone payments received, have been recorded as deferred revenue at June 30, 2014 and December 31, 2013.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. License and Collaboration Agreements

Baxter Agreement

In September 2012, the Company entered into a development and license agreement with Baxter granting Baxter an exclusive, royalty-bearing license for the research, development, commercialization and manufacture (in specified instances) of rigosertib in all therapeutic indications in Europe (the “Baxter Territory”) In accordance with this agreement, Baxter made a $50,000,000 upfront payment to the Company. In July 2012, Baxter purchased $50,000,000 of the Company’s Series J Preferred Stock, which automatically converted to shares of Common Stock immediately prior to the consummation of the IPO. Baxter also invested $4,950,000 in the Company’s IPO.

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

In February 2014, the Company announced top-line analysis of a Phase 3 trial of rigosertib IV in higher risk MDS patients. Although the results of this study showed numerical improvement in median overall survival in the rigosertib treated patients, the observed improvement of 2.4 months did not meet the required level of statistical significance. However, the Company is encouraged by an apparent improvement in median overall survival in the subset of patients who had progressed on or failed to respond to previous treatment with hypomethylating agents (“Primary HMA Failures”). The Company has met with the FDA and several European national regulatory agencies to discuss safety and efficacy results of the Phase 3 trial. Based on feedback from these discussions, the Company will now focus development of rigosertib IV in higher risk MDS on patients with primary HMA failure.  If an additional Phase 3 clinical trial for rigosertib IV in higher risk MDS patients is required to obtain marketing approval in the Baxter Territory, the Company could require Baxter to fund a percentage of the costs of such additional trial up to a specified maximum.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. License and Collaboration Agreements (Continued)

Under the terms of the agreement, Baxter made an upfront payment of $50,000,000. The Company is eligible to receive pre-commercial milestone payments of up to an aggregate of $337,500,000 if specified development and regulatory milestones are achieved. The potential pre-commercial development milestone payments to the Company include the following:

•     $50,000,000 for achievement of the primary endpoint of a Phase 3 clinical trial for rigosertib IV in higher risk MDS patients (the “MDS IV indication”) or mutual agreement of the parties to file for any marketing approval in either the European Union as a whole or in all of the Big Five EU Countries (specified in the agreement as: Germany, United Kingdom, France, Italy and Spain);

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

Based on management’s analyses, it was determined that the BESP of the license was $120,000,000 and the BESP of the research and development services was $20,600,000. As noted above, the Company received an up-front payment of $50,000,000 under the Baxter agreement, which represents the allocable agreement consideration. Based on the respective BESPs, this payment was allocated $42,400,000 to the license and $7,600,000 to the research and development services. Since the delivery of the license occurred upon the execution of the Baxter agreement and there was no general right of return, $42,400,000 of the $50,000,000 upfront payment was recognized upon the execution of the Baxter agreement. The portion allocated to research and development services was recognized over the period of performance on a proportional performance basis through March 31, 2014. Management estimated the period of performance to be the period necessary for completion of the non-contingent obligations to perform research and development services required to advance the three formulations of rigosertib described above.  As of March 31, 2014, all of the deferred revenue related to such research and development services was recognized. The Company recognized research and development revenue under the Baxter agreement of $0 and $478,000, for the three months ended June 30, 2014 and 2013, respectively, and $333,000 and $1,456,000, for the six months ended June 30, 2014 and 2013, respectively.

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

Under the terms of the SymBio license agreement, the Company received an upfront payment of $7,500,000. The Company is eligible to receive milestone payments of up to an aggregate of $22,000,000 from SymBio upon the achievement of specified development and regulatory milestones for specified indications. Of the regulatory milestones, $5,000,000 is due upon receipt of marketing approval in the United States for rigosertib IV in higher risk MDS patients, $3,000,000 is due upon receipt of marketing approval in Japan for rigosertib IV in higher risk MDS patients, $5,000,000 is due upon receipt of marketing approval in the United States for rigosertib oral in lower risk MDS patients and $5,000,000 is due upon receipt of marketing approval in Japan for rigosertib oral in lower risk MDS patients. Furthermore, upon receipt of marketing approval in the United States and Japan for an additional specified indication of rigosertib, which the Company is currently not pursuing, an aggregate of $4,000,000 would be due. In addition to these pre-commercial milestones, the Company is eligible to receive tiered milestone payments based upon annual net sales of rigosertib by SymBio of up to an aggregate of $30,000,000.

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

Due to the lack of standalone value for the license, research and development services, and joint committee obligation, the upfront payment is being recognized ratably using the straight line method through December 2027, the expected term of the agreement. The Company recognized revenues under this agreement in the amounts of $113,000 and $113,000 for the three months ended June 30, 2014 and 2013, respectively, and $227,000 and $227,000 for the six months ended June 30, 2014 and 2013, respectively. In addition, the Company recognized revenues related to the supply agreement with SymBio in the amounts of $12,000 and $0 for the three months ended June 30, 2014 and 2013, respectively, and $12,000 and $24,000 for the six months ended June 30, 2014 and 2013, respectively.

11. Preclinical Collaboration

In December 2012, the Company agreed to form GBO, an entity jointly-owned by both the Company and GVK BIO. The purpose of GBO is to collaborate on and develop two programs through filing of an investigational new drug application (“IND”) and/or conducting proof of concept studies using the Company’s technology platform.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Initial Public Offering

On July 24, 2013, the Company’s Registration Statement was declared effective by the SEC, and on July 25, 2013, the Company’s Common Stock began trading on the NASDAQ Global Market under the symbol “ONTX.”

On July 30, 2013, immediately prior to the consummation of the IPO, all outstanding shares of Preferred Stock automatically converted into shares of Common Stock at the applicable conversion ratio then in effect. Commencing with the conversion, the Company has had no shares of Preferred Stock outstanding.

On July 30, 2013, the Company completed the IPO. The Company received net proceeds of $79,811,000 from the IPO, net of underwriting discounts and commissions and other offering expenses.

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

13. Related-Party Transactions

The Company has entered into a research agreement, as subsequently amended, with the Mount Sinai School of Medicine (“Mount Sinai”), with which a member of its board of directors and a significant stockholder is affiliated. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in connection with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions. Payments to Mount Sinai under this research agreement for the three months ended June 30, 2014 and 2013 were $0 and $198,000, respectively and for the six months ended June 30, 2014 and 2013 were $295,000 and $225,000, respectively. At June 30, 2014 and December 31, 2013, the Company owed Mount Sinai $191,000 and $0, respectively, which is included in accounts payable on the consolidated balance sheets.

The Company outsources the synthesis of some of its chemical compounds to vendors in the United States and in foreign countries. During 2013, a supplier, of which a member of the Company’s board of directors and a significant stockholder was an owner, produced one of these compounds under contract. The Company’s aggregate payments for these services for the three months ended June 30, 2014 and 2013 were $0 and $0, respectively and for the six months ended June 30, 2014 and 2013 were $0 and $107,000, respectively. At June 30, 2014 and December 31, 2013, the Company had no outstanding amounts payable to this supplier. The board member is no longer affiliated with this company.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Related-Party Transactions (Continued)

The Company purchases chemical compounds and sources development services from corporations owned by a former member of its board of directors. The Company’s aggregate payments to these suppliers for the three months ended June 30, 2014 and 2013 were $353,000 and $270,000, respectively and for the six months ended June 30, 2014 and 2013 were $385,000 and $305,000, respectively. At June 30, 2014 and December 31, 2013, the Company owed these suppliers $53,000 and $156,000 respectively, which is included in accounts payable on the consolidated balance sheets. The Company also rents office space in Pennington, New Jersey from a corporation related to these suppliers and affiliated with the former member of our board of directors.

The Company has entered into a consulting agreement with a member of its board of directors, who is also a significant stockholder. The board member provides consulting services to the Company on the terms set forth in the agreement. Payments to this board member for the three months ended June 30, 2014, and 2013 were $52,000 and $45,000, respectively and for the six months ended June 30, 2014 and 2013 were $99,000 and $90,000, respectively. At June 30, 2014 and December 31, 2013, the Company had no outstanding amounts payable under this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim unaudited condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report and the following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the SEC on March 20, 2014. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Onconova” refer to Onconova Therapeutics, Inc. and its consolidated subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. We may, in some cases, use terms such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements appear in a number of places throughout this report, and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned non-clinical development and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, protection of our intellectual property portfolio, the degree of clinical utility of our products, particularly in specific patient populations, our ability to develop commercial functions, expectations regarding clinical trial data, our results of operations, cash needs, financial condition, liquidity, prospects, growth and strategies, the industry in which we operate and the trends that may affect the industry or us.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate are consistent with the forward-looking statements contained in this report, they may not be predictive of results or developments in future periods.

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

• our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

• the success and timing of our non-clinical studies and clinical trials;

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

• our dependence on collaboration agreements with other pharmaceutical companies, such as Baxter and SymBio, for commercialization of our products and our ability to achieve certain milestones under those agreements; and

• the performance of third parties, including contract research organizations and third-party manufacturers.

Any forward-looking statements that we make in this report speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

You should also read carefully the factors described in the “Risk Factors” contained in our annual report on Form 10-K filed with the SEC on March 20, 2014, to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this report and you should not place undue reliance on any forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule drug candidates to treat cancer. Using our proprietary chemistry platform, we have created an extensive library of targeted anti-cancer agents designed to work against specific cellular pathways important to cancer cells. We believe that the drug candidates in our pipeline have the potential to be efficacious in a wide variety of cancers without causing harm to normal cells. We have three clinical-stage product candidates and several preclinical programs.

Rigosertib

Rigosertib, our most advanced product candidate, is being tested as a single agent and in combination, in clinical studies for myelodysplastic syndromes, or MDS, and other cancers. To date, we have enrolled more than 1,000 patients in rigosertib clinical trials.  We have collaboration agreements with Baxter Healthcare SA (“Baxter”) and SymBio Pharmaceuticals Limited (“SymBio”), which grant Baxter certain rights to commercialize rigosertib in Europe and SymBio in Japan and Korea.  We have retained development and commercialization rights to rigosertib in the rest of the world, including in the United States.

Rigosertib IV for higher risk MDS

In February 2014, we announced top-line results of a Phase 3 trial of rigosertib IV in higher risk MDS patients who had progressed on, failed to respond to, or relapsed after prior therapy with hypomethylating agents (HMAs). Although the results of this study showed numerical improvement in median overall survival in the rigosertib treated patients, the observed improvement of 2.4 months did not meet the required level of statistical significance. However, we are encouraged by an apparent improvement in median overall survival in the subgroup of patients who had progressed on or failed to respond to previous treatment with HMAs (“primary HMA failures”).

During the second quarter of this year, we met with the FDA to discuss the future development of rigosertib IV for higher risk MDS patients.  We understand, based on our meeting, that an indication could be sought specifically for the patients who had primary HMA failure. We are currently conducting a Phase 3b trial (04-24), examining the effect rigosertib IV in MDS patients who progressed on or after treatment with azacitidine or decitabine. This trial may be amended to conform to the primary HMA failure indication. In addition, together with Baxter, our commercialization partner in Europe, we have met with several European national regulatory agencies to discuss the unmet medical need in primary HMA failure patients.  We anticipate a further update of our development plan for rigosertib IV in higher risk MDS during the fourth quarter of 2014, following regulatory discussions.

Oral Rigosertib for lower risk MDS

In December 2013, we presented data at the Annual ASH Meeting from our Phase 2 trial (09-05) in lower risk MDS patients.  The data revealed the activity of single agent rigosertib oral in transfusions dependent LR-MDS patients and the potential of a prognostic genomic methylation assay in selecting patients for future trials. We are enrolling a cohort of 20 lower risk MDS patients to expand our data on the utility of a prognostic genomic methylation marker for identification of patients likely to respond to rigosertib. If, after the completion of this trial and the review of the resulting data and findings, we and Baxter mutually agree to progress the development of rigosertib oral in lower risk MDS patients, we would be entitled to a milestone payment of $25 million under our development and license agreement, and we would be required to use our commercially reasonable efforts to progress the development of rigosertib for this indication to a drug approval application in Europe.

In addition, recruitment is continuing in a second Phase 2 trial (09-07) of oral rigosertib in lower risk MDS patients to explore dose and schedule optimization.  We are comparing continuous dosing with interrupted (two out of three weeks) dosing in a three-week treatment cycle in both of the ongoing Phase 2 trials.  Based on the anticipated timing of genomic methylation signature and dosing optimization data, which we expect in the fourth quarter of 2014, we now believe that a pivotal study of oral rigosertib in lower risk MDS patients would not commence before the first half of 2015.  Any such pivotal study would depend on the results of the ongoing Phase 2 trials and be subject to regulatory discussions and guidance.

Oral rigosertib in combination with azacitidine in MDS and AML

We have completed the Phase 1 portion of a Phase 1/2 clinical trial of oral rigosertib in combination with azacitidine, and are now enrolling patients in Phase 2 portion at multiple sites in the U.S. and Europe. In the Phase 1 portion of the trial, the combination therapy, was well tolerated in the study population. The combination dosing schedule of oral rigosertib in the final cohort (560/280 mg BID) with the indicated dose of azacitidine has been selected for the Phase 2 portion of the trial.  The Phase 2 portion of the trial has been designed to assess if treatment with rigosertib, in combination with azacitidine, has measurable effects in patients with MDS and AML.  We expect to present results of the Phase 1 portion of this combination trial in the fourth quarter of 2014.

Oral rigosertib in head and neck and other carcinomas

A single-agent Phase 2 study in second and third line head and neck and other refractory carcinoma patients indicated that oral rigosertib was well tolerated in these advanced cancer patients.  Stable disease lasting up to nine months was the best response noted in head and neck cancer and one stable disease each in lung and anal carcinomas were also noted.  We have concluded, however, that there is not sufficient justification for further development of oral rigosertib as a single agent in these indications.

A Phase 1 study of oral rigosertib in combination with chemoradiotherapy (platinum plus radiation) has been initiated in head and neck and other carcinoma patients. We expect to have evaluable data from this study in 2015.

Briciclib

Our second clinical-stage product candidate is briciclib, a small molecule targeting an important intracellular regulatory protein, cyclin D1, which is often found at elevated levels in cancer cells. We have initiated a multi-center Phase 1 clinical trial of briciclib, testing IV briciclib in adult patients with advanced cancer and solid tumors.  Upon completion of  this ongoing Phase 1 trial,  we will assess the potential further development briciclib.

Recilisib

Our third clinical-stage product candidate, recilisib, is being developed in collaboration with the U.S. Department of Defense for acute radiation syndromes. We have conducted animal studies and clinical trials of recilisib under the FDA’s Animal Efficacy Rule, which permits marketing approval for new medical countermeasures for which human efficacy studies are not feasible or ethical, by relying on evidence from animal studies in appropriate animal models to support efficacy in humans. We have completed four Phase 1 trials to evaluate the safety and pharmacokinetics of recilisib in healthy human adult subjects using both subcutaneous and oral formulations.  Ongoing studies of recilisib are being conducted with government funding and we anticipate that any future development of recilisib beyond our ongoing studies would be conducted solely with government funding.

In addition to our three clinical-stage product candidates, we are advancing several preclinical programs that target kinases, cellular metabolism or division. We intend to explore additional collaborations to further the development of these product candidates as we focus internally on our more advanced programs.

We were incorporated in Delaware in December 1998 and commenced operations in January 1999. Our operations to date have included our organization and staffing, business planning, raising capital, in-licensing technology from research institutions, identifying potential product candidates, developing product candidates and building strategic alliances, as well as undertaking non-clinical studies and clinical trials of our product candidates.

Since commencing operations we have dedicated a significant portion of our resources to our development efforts for our clinical-stage product candidates, particularly rigosertib. We incurred research and development expenses of $27.2 million and $22.8 million during the six months ended June 30, 2014 and 2013, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance rigosertib and our other clinical-stage product candidates and, to a lesser extent, our preclinical programs. In July 2013, we completed our initial public offering (“IPO”), from which we received net proceeds of $79.8 million. Prior to the consummation of the IPO, we funded our operations primarily through the sale of Preferred Stock amounting to $144.7 million, including $50.0 million that Baxter invested in our Series J Preferred Stock in 2012, as well as proceeds from the issuance of convertible debt and a stockholder loan amounting to $26.8 million in the aggregate, all of which was later converted into shares of our Preferred Stock, and upfront payments of $7.5 million from SymBio and $50.0 million from Baxter in connection with our collaboration agreements. We have also received an aggregate of $8.0 million from The Leukemia and Lymphoma Society, (“LLS”), under a funding agreement. As of June 30, 2014, we had $70.5 million in cash, cash equivalents and marketable securities.

Our net losses were $35.5 million and $27.4 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we had an accumulated deficit of $266.3 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements are met. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. We may rely on licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories. If we choose to build a commercial infrastructure to support marketing in the United States for any of our product candidates that achieve regulatory approval, such commercial infrastructure could be expected to include a targeted, oncology sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to having any certainty about marketing approval.

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

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our interim unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We believe there have been no significant changes in our critical accounting policies as discussed in our annual report on Form 10-K filed with the SEC on March 20, 2014.

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,
	2014	2013	Change
Revenue	$125,000	$591,000	$(466,000)
Operating expenses:
General and administrative	3,985,000	3,117,000	(868,000)
Research and development	12,904,000	10,047,000	(2,857,000)
Total operating expenses	16,889,000	13,164,000	(3,725,000)
Loss from operations	(16,764,000)	(12,573,000)	(4,191,000)
Change in fair value of warrant liability	3,000	(2,000)	5,000
Other income (expense), net	(19,000)	13,000	(32,000)
Net loss	$(16,780,000)	$(12,562,000)	$(4,218,000)

Revenues

Revenues decreased by $0.5 million for the three months ended June 30, 2014 compared to the same period in 2013 primarily as a result of research and development revenue under the Baxter agreement being recognized on a proportional performance basis which was ongoing during the 2013 period but was completed during the first quarter of 2014.

General and administrative expenses

General and administrative expenses increased by $0.9 million, or 28%, to $4.0 million for the three months ended June 30, 2014 from $3.1 million for the three months ended June 30, 2013. The increase was primarily attributable to higher insurance and public company costs of $0.4 million as a result of our IPO in July 2013.  Stock-based compensation increased $0.5 million in 2014 compared to 2013 primarily as a result of options granted in the second half of 2013. Personnel and related expenses increased $0.2 million as a result of company-wide headcount growing to 18 at June 30, 2014 from 16 at June 30, 2013.  These increases were partially offset by $0.2 million reduction in professional fees and consulting expenses in the 2014 period as higher expenses were incurred during the 2013 period when we were preparing for our IPO.

Research and development expenses

Research and development expenses increased by $2.9 million, or 28%, to $12.9 million for the three months ended June 30, 2014 from $10.0 million for the three months ended June 30, 2013. This increase was caused primarily by higher manufacturing and development costs of $1.9 million, which were a result of increased validation activities, vendor qualification efforts, and formulation development activities in the 2014 period. The increase was also caused by personnel and related costs increasing $0.4 million as research and development headcount grew to 42 at June 30, 2014 from 39 at June 30, 2013, and by $1.2 million higher consulting costs in the 2014 period related to analyzing clinical trial results and preparing for meetings with regulatory authorities. Stock-based compensation increased $0.5 million in 2014 compared to 2013 primarily as a result of options granted in the second half of 2013. These increases were partially offset by a decrease in non-clinical and clinical development costs of $1.1 million primarily resulting from completion of the pancreatic program in December 2013 and reduced expenses in our higher risk MDS program in the 2014 period.

Change in fair value of warrant liability

The fair value of the warrant liability decreased by $3,000 for the three months ended June 30, 2014 compared to an increase of $2,000 for the three months ended June 30, 2013. The change in the fair value of the warrant liability in 2014 and 2013 was related to the revaluation of the outstanding warrants to fair value.

Other income (expense), net

Other income (expense), net, decreased by $32,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, due primarily to the impact of exchange rate fluctuations on advances to our German subsidiary, partially offset by higher interest income in 2014 as a result of higher cash, cash equivalents, and marketable securities balances in the 2014 period.

Comparison of the Six Months Ended June 30, 2014 and 2013

	Six months ended June 30,
	2014	2013	Change
Revenue	$572,000	$1,707,000	$(1,135,000)
Operating expenses:
General and administrative	8,917,000	6,463,000	(2,454,000)
Research and development	27,152,000	22,803,000	(4,349,000)
Total operating expenses	36,069,000	29,266,000	(6,803,000)
Loss from operations	(35,497,000)	(27,559,000)	(7,938,000)
Change in fair value of warrant liability	19,000	12,000	7,000
Other income (expense), net	(18,000)	140,000	(158,000)
Net loss	$(35,496,000)	$(27,407,000)	$(8,089,000)

Revenues

Revenues decreased by $1.1 million for the six months ended June 30, 2014 when compared to the same period in 2013 primarily as a result of research and development revenue under the Baxter agreement being recognized on a proportional performance basis which was ongoing during the 2013 period but was completed during the first quarter of 2014.

General and administrative expenses

General and administrative expenses increased by $2.4 million, or 38%, to $8.9 million for the six months ended June 30, 2014 from $6.5 million for the six months ended June 30, 2013. The increase was primarily caused by an increase in professional fees and consulting fees of $1.1 million as a result of operating as a public company since July 2013 and increased pre-commercialization consulting during the 2014 period. The increase was also attributable to higher insurance and public company costs of $0.8 million as a result of our IPO in July 2013. Personnel and related costs increased $0.7 million as a result of general and administrative headcount growing to 18 at June 30, 2014 from 16 at June 30, 2013. These increases in general and administrative expenses were offset by a decrease of $0.2 million in stock-based compensation expense, due primarily to a decrease in expense resulting from the switch from liability accounting to equity accounting in April 2013, partially offset by an in increase in expense as a result of options granted in the second half of 2013.

Research and development expenses

Research and development expenses increased by $4.3 million, or 19%, to $27.1 million for the six months ended June 30, 2014 from $22.8 million for the six months ended June 30, 2013. This increase was caused primarily by higher manufacturing and development costs of $3.9 million, which were a result of increased validation activities, vendor qualification efforts, and formulation development activities in the 2014 period. This increase was also caused in part by $1.1 million higher consulting costs in the 2014 period related to analyzing clinical trial results and personnel and related costs increasing by $1.5 million as research and development headcount grew to 42 at June 30, 2014 from 39 at June 30, 2013. These increases were partially offset by a decrease in non-clinical and clinical development costs of $2.2 million primarily resulting from completion of the pancreatic program in December 2013 and reduced expenses in our higher risk MDS program in the 2014 period. Stock-based compensation expense was the same in 2014 and 2013, due primarily to a decrease in expense resulting from the switch from liability accounting to equity accounting in April 2013, which was offset by an in increase in expense as a result of options granted in the second half of 2013.

Change in fair value of warrant liability

The fair value of the warrant liability decreased by $19,000 for the six months ended June 30, 2014 compared to a decrease of $12,000 for the six months ended June 30, 2013. The change in the fair value of the warrant liability in 2014 and 2013 was related to the revaluation of the outstanding warrants to fair value.

Other income (expense), net

Other income (expense), net, decreased by $158,000 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, due primarily to the receipt in the 2013 period of proceeds from our insurance provider converting from a mutual to a stock insurance company.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $35.5 million and $27.4 million for the six months ended June 30, 2014 and 2013, respectively. Our operating activities used $30.2 million and $29.9 million of net cash during the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, we had an accumulated deficit of $266.3 million, working capital of $61.9 million, cash and cash equivalents of $55.5 million and marketable securities of $15.0 million. In July 2013, we completed our IPO, from which we received net proceeds of $79.8 million. Prior to the consummation of the IPO, we financed our operations principally through private placements of Preferred Stock and convertible debt. Through June 30, 2014, we had received gross proceeds of $171.5 million from the issuance of Preferred Stock and convertible debt. We have also financed our operations with the $57.5 million in upfront payments we received from Baxter and SymBio in 2012 and 2011, respectively.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Net cash (used in) provided by:
Operating activities	$(30,185,000)	$(29,884,000)
Investing activities	24,778,000	(473,000)
Financing activities	898,000	6,000
Effect of foreign currency translation	(1,000)	5,000
Net (decrease) increase in cash and cash equivalents	$(4,510,000)	$(30,346,000)

Net cash used in by operating activities

Net cash used in operating activities was $30.2 million for the six months ended June 30, 2014 and consisted primarily of a net loss of $35.5 million, partially offset by $2.9 million of noncash items primarily related to depreciation, change in the fair value of warrant liabilities and stock-based compensation expense. Changes in operating assets and liabilities resulted in a net increase in cash of $2.5 million. Significant changes in operating assets and liabilities included an increase in accounts payable and accrued expenses of $1.9 million, which was caused by the timing of invoices for clinical trial costs related to the ongoing trials and development of our product candidates and by higher accrued personnel-related expenses at June 30, 2014. The changes in operating assets and liabilities also included a decrease in prepaid expenses and other current assets of $1.1 million, which was primarily due to the recognition of expense for prepaid upfront costs related to our clinical trials and continued development activities.  The decrease of $0.6 million in deferred revenue was caused by the recognition of some unamortized portions of upfront payment under our collaboration agreement with SymBio.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the six months ended June 30, 2014 was $24.8 million, and consisted primarily of maturities of our marketable securities of $25.0 million, partially offset by purchases of fixed assets of $0.2 million. Net cash used in investing activities for the six months ended June 30, 2013 was $0.5 million, and consisted of purchases of fixed assets.

Net cash provided by financing activities

Net cash provided by financing activities for six months ended June 30, 2014 and 2013 were $0.9 million and $6,000, respectively, and resulted from the proceeds received from the exercise of stock options in each period.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. Our cash expenditures may increase in the near term as we fund our clinical trials of rigosertib, as well as our clinical trials of our other earlier-stage product candidates and continuing non-clinical activities.

On July 30, 2013, we completed our IPO. We received net proceeds of $79.8 million from the sale, net of underwriting discounts and commissions and other offering expenses.

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

We believe that our existing capital resources, which do not include potential milestone or other payments, will be sufficient to fund our operations, our ongoing trials, and focused development plan for rigosertib in higher risk and lower risk MDS for at least the next 12 months. We will continue to make adjustments to our operations as our clinical trials and development plans progress.  However, we anticipate that we will need additional funds in the future to support our operations and to complete any future clinical trials.

In order to meet our additional financing requirements, we may pursue various business development activities and seek to sell securities, including equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of preferred stock or convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Further, the achievement of milestones and receipt from Baxter and SymBio of milestone payments and royalties, even if rigosertib is approved for commercial use in Baxter’s and SymBio’s licensed territories, are not assured. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our future capital requirements will depend on many factors, including:

•                  the results of our ongoing and future nonclinical studies and clinical trials;

•                  the timing of, and the costs involved in, obtaining regulatory approvals for future clinical trials and commercialization of our product candidates or any future product candidates;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. There were no material changes in the Company’s market risk exposures from December 31, 2013 to June 30, 2014.

Interest Rate Risk

We had cash, cash equivalents and marketable securities of $70.5 million and $100.0 million at June 30, 2014 and December 31, 2013, respectively, consisting primarily of funds in cash, money market accounts and U.S. Treasury obligations. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2014 and 2013.

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in internal control over financial reporting described below.

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

We have discussed this material weakness with our independent registered public accounting firm and our Audit Committee. To remediate this material weakness, we have expanded our staff by hiring a Chief Financial Officer, a Director of Financial Reporting and a Vice President of Financial Planning and Accounting, each with prior public company financial reporting experience. We have also hired additional finance and accounting personnel with appropriate training to build our financial management and reporting infrastructure. We have initiated processes to further develop and document our accounting policies and financial reporting procedures and to implement additional internal controls. Although, we believe we have made improvements in our disclosure controls and procedures, as of our June 30, 2014 financial closing process we had not yet fully remediated the material weakness discussed above. In addition, we cannot provide assurance that we have identified all of our existing material weaknesses, or that we will not in the future have additional material weaknesses.

Neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. In light of the control deficiencies and the resulting material weakness that were identified as a result of the limited procedures performed, we believe that it is possible that had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses and significant control deficiencies may have been identified. Our management will be required to assess the effectiveness of our internal control over financial reporting as of December 31, 2014, the end of our current fiscal year. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to utilize the provision exempting us from the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2014

/s/ RAMESH KUMAR, Ph.D.
Ramesh Kumar, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2014

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