Form 10-Q
period 2014-09-30
Onconova Therapeutics, Inc.
filed 2014-11-14
CIK 1130598

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of October 31, 2014 was 21,692,240.

ONCONOVA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Onconova Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,348,000	$60,009,000
Marketable securities	14,999,000	39,994,000
Prepaid expenses and other current assets	4,278,000	4,387,000
Total current assets	61,625,000	104,390,000
Property and equipment, net	512,000	626,000
Restricted cash	125,000	125,000
Other non-current assets	12,000	12,000
Total assets	$62,274,000	$105,153,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,385,000	$3,710,000
Accrued expenses and other current liabilities	7,202,000	5,820,000
Warrant liability	—	20,000
Deferred revenue	455,000	788,000
Total current liabilities	13,042,000	10,338,000
Deferred revenue, non-current	13,568,000	13,909,000
Other	1,000	6,000
Total liabilities	26,611,000	24,253,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized at September 30, 2014 and December 31, 2013, none issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 75,000,000 authorized at September 30, 2014 and December 31, 2013, 21,692,240 and 21,467,482 shares issued and outstanding at September 30, 2014 and December 31, 2013	217,000	215,000
Additional paid in capital	316,266,000	311,093,000
Accumulated other comprehensive income	(8,000)	1,000
Accumulated deficit	(281,206,000)	(230,896,000)
Total Onconova Therapeutics, Inc. stockholders’ equity	35,269,000	80,413,000
Non-controlling interest	394,000	487,000
Total stockholders’ equity	35,663,000	80,900,000

Total liabilities and stockholders’ equity	$62,274,000	$105,153,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

 Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$114,000	$1,116,000	$686,000	$2,823,000
Operating expenses:
General and administrative	3,116,000	5,927,000	12,033,000	12,390,000
Research and development	11,886,000	15,293,000	39,038,000	38,096,000
Total operating expenses	15,002,000	21,220,000	51,071,000	50,486,000
Loss from operations	(14,888,000)	(20,104,000)	(50,385,000)	(47,663,000)
Change in fair value of warrant liability	1,000	(31,000)	20,000	(19,000)
Other income, net	(20,000)	46,000	(38,000)	186,000
Net loss before income taxes	(14,907,000)	(20,089,000)	(50,403,000)	(47,496,000)
Income taxes	—	432,000	—	432,000
Net loss	(14,907,000)	(20,521,000)	(50,403,000)	(47,928,000)
Net loss attributable to non-controlling interest	29,000	—	93,000	—
Net loss attributable to Onconova Therapeutics, Inc.	(14,878,000)	(20,521,000)	(50,310,000)	(47,928,000)
Accretion of redeemable convertible preferred stock	—	(269,000)	—	(2,320,000)
Net loss applicable to common stockholders	$(14,878,000)	$(20,790,000)	$(50,310,000)	$(50,248,000)
Net loss per share of common stock, basic and diluted	$(0.69)	$(1.34)	$(2.32)	$(7.23)
Basic and diluted weighted average shares outstanding	21,691,017	15,480,416	21,639,764	6,946,248

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(14,907,000)	$(20,521,000)	$(50,403,000)	$(47,928,000)
Other comprehensive income, before tax:
Foreign currency translation adjustments, net	(8,000)	(23,000)	(9,000)	(18,000)
Other comprehensive (loss) income, net of tax	(8,000)	(23,000)	(9,000)	(18,000)
Comprehensive loss	(14,915,000)	(20,544,000)	(50,412,000)	(47,946,000)
Comprehensive loss attributable to non-controlling interest	29,000	—	93,000	—
Comprehensive loss attributable to Onconova Therapeutics, Inc.	$(14,886,000)	$(20,544,000)	$(50,319,000)	$(47,946,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

 Consolidated Statement of Stockholders’ Equity (unaudited)

	Stockholders’ Equity
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive	Non-controlling
	Shares	Amount	Capital	deficit	income	interest	Total

Balance at December 31, 2013	21,467,482	$215,000	$311,093,000	$(230,896,000)	$1,000	$487,000	$80,900,000
Net loss	—	—	—	(50,310,000)	—	(93,000)	(50,403,000)
Other comprehensive income	—	—	—	—	(9,000)	—	(9,000)
Exercise of stock options	224,758	2,000	946,000	—	—	—	948,000
Stock-based compensation	—	—	4,227,000	—	—	—	4,227,000
Balance at September 30, 2014	21,692,240	$217,000	$316,266,000	$(281,206,000)	$(8,000)	$394,000	$35,663,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(50,403,000)	$(47,928,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	336,000	326,000
Change in fair value of warrant liabilities	(20,000)	19,000
Treasury note discount amortization	(5,000)	—
Stock compensation expense	4,227,000	6,939,000
Changes in assets and liabilities:
Prepaid expenses and other current assets	109,000	(3,601,000)
Accounts payable	1,675,000	(1,112,000)
Accrued expenses	1,382,000	3,892,000
Other liabilites	(5,000)	(14,000)
Deferred revenue	(674,000)	(2,775,000)
Net cash used in operating activities	(43,378,000)	(44,254,000)

Investing activities:
Payments for purchase of property and equipment	(222,000)	(515,000)
Maturities of marketable securities	25,000,000	(39,990,000)
Net cash provided by (used in) investing activities	24,778,000	(40,505,000)

Financing activities:
Proceeds from initial public offering of common stock, net of issuance costs	—	79,811,000
Proceeds from the exercise of stock options	948,000	51,000
Net cash provided by financing activities	948,000	79,862,000
Effect of foreign currency translation on cash	(9,000)	(18,000)
Net decrease in cash and cash equivalents	(17,661,000)	(4,915,000)
Cash and cash equivalents at beginning of period	60,009,000	81,527,000
Cash and cash equivalents at end of period	$42,348,000	$76,612,000

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

Liquidity

The Company has incurred recurring operating losses since inception. For the nine months ended September 30, 2014, the Company incurred a net loss of $50,403,000 and as of September 30, 2014, the Company had generated an accumulated deficit of $281,206,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical programs, strategic alliances and the development of its administrative organization. The Company will require substantial additional financing to continue to fund its operations and execute its strategy.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2014 and 2013, the consolidated statement of stockholders’ equity for the nine months ended September 30, 2014 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2014 and the results of its operations, and its cash flows for the three and nine months ended September 30, 2014 and 2013. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2014 and 2013 are unaudited. The results for the nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014, any other interim periods, or any future year or period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2013 included in the Company’s annual report on Form 10-K filed with the SEC on March 20, 2014.

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

In August 2014, the FASB issued guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is evaluating the potential impact of the new guidance on its quarterly reporting process and its consolidated financial position, results of operations and related disclosures.

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

The Company has classified the warrants as a liability and has re-measured the liability to estimated fair value at September 30, 2014 and December 31, 2013, using the Black-Scholes option pricing model with the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rates of 0.04% and 0.34% at September 30, 2014 and December 31, 2013, respectively, and weighted average volatility of 58.98% and 74.40% at September 30, 2014 and December 31, 2013, respectively.  The volatility was based on average historical share price trading data for a group of 11 comparable companies.

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	Fair Value Measurement as of September 30, 2014				Fair Value Measurement as of December 31, 2013
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance

Warrant liability	$—	$—	$—	$—	$—	$—	$20,000	$20,000
Total	$—	$—	$—	$—	$—	$—	$20,000	$20,000

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014:

Warrant Liability
Balance at December 31, 2013	$20,000
Change in fair value upon re-measurement	(20,000)
Balance at September 30, 2014	$—

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Marketable Securities

Marketable securities with initial maturities longer than three months but that mature within one year from the balance sheet date are classified as current assets and are summarized as follows:

	September 30, 2014	December 31, 2013

U.S. Treasury obligations	$14,999,000	$39,994,000

As of September 30, 2014 and December 31, 2013, all of the Company’s investments were classified as held-to-maturity.

5. Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at September 30, 2014 and 2013 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	September 30,
	2014	2013
Warrants	4,597	4,597
Stock options	4,112,326	3,549,842
	4,116,923	3,554,439

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Detail

Prepaid expenses and other current assets:

	September 30,	December 31,
	2014	2013

Research and development	$2,571,000	$2,242,000
Manufacturing	444,000	1,051,000
Insurance	851,000	645,000
Other	412,000	449,000
	$4,278,000	$4,387,000

Property and equipment:

	September 30,	December 31,
	2014	2013

Property and equipment	$2,621,000	$2,402,000
Accumulated depreciation	(2,109,000)	(1,776,000)
	$512,000	$626,000

Accrued expenses and other current liabilities:

	September 30,	December 31,
	2014	2013

Research and development	$4,571,000	$4,625,000
Employee compensation	2,122,000	509,000
Professional fees	450,000	310,000
Taxes	—	302,000
Other	59,000	74,000
	$7,202,000	$5,820,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Warrants

In June 2009, the Company issued 6,128 Series G Preferred Stock warrants in connection with a Loan and Security Agreement. The warrants were initially recorded at their fair value calculated using the Black-Scholes model. The warrants are classified as liabilities due to certain anti-dilution provisions, and the value of the warrants is adjusted to current fair value at each reporting period end. For the nine months ended September 30, 2014 and 2013, the Company recorded $20,000 and $(19,000), respectively, in the consolidated statements of operations related to the change in the fair value of the outstanding warrants.

Immediately prior to the consummation of the IPO, the 6,128 Series G Preferred Stock warrants outstanding were automatically converted into warrants to purchase 4,597 shares of Common Stock (after giving effect to the one-for-1.333 reverse stock split that became effective on July 17, 2013 in connection with the IPO). The outstanding warrants, unless sooner exercised, will expire on July 30, 2016.

8. Stock-Based Compensation

The Company recognized stock-based compensation expense as follows for the three and nine months ended September 30, 2014 and 2013:

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013

General and administrative	$430,000	$2,821,000	$1,754,000	$4,347,000
Research and development	1,156,000	1,275,000	2,473,000	2,592,000
	$1,586,000	$4,096,000	$4,227,000	$6,939,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Stock-Based Compensation (Continued)

Stock options may be granted with exercise prices of not less than the estimated fair value of the Common Stock on the date of grant and generally vest over a period of up to four years. Stock options granted under the Company’s 2013 Equity Compensation Plan generally expire no later than ten years from the date of grant. A summary of stock option activity for the nine months ended September 30, 2014 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Options	Price	(in years)
Outstanding at December 31, 2013	4,344,365	$11.05	7.91
Granted	201,500	6.60
Exercised	(224,758)	4.20
Forfeited	(208,781)	12.44
Outstanding at September 30, 2014	4,112,326	$11.14	7.52

Vested or expected to vest at September 30, 2014	4,042,828	$11.14	7.52
Exercisable at September 30, 2014	2,739,222	$10.21	6.85

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

Employee Stock Options For the Nine Months Ended
September 30, 2014

Average risk-free interest rates	1.86%
Average expected life (in years)	6.02
Expected volatility	76.99%
Weighted-average fair value (in dollars)	$4.47

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

As of September 30, 2014, there was $8,018,000 of unrecognized compensation expense related to the unvested stock options issued from April 23, 2013 through September 30, 2014, which is expected to be recognized over a weighted-average period of approximately 3.00 years.

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

On April 23, 2013, the Company distributed a notification letter to all equity award holders under the Company’s 2007 Equity Compensation Plan (the “2007 Plan”) advising them that Purchase Transactions would no longer occur, unless, at the time of a Purchase Transaction, the option holder has held the Common Stock issued upon exercise of options for a period of greater than six months prior to selling such Common Stock to the Significant Holder and that any such sale to the Significant Holder would be at the fair value of the Common Stock on the date of such sale. Based on these new criteria for Purchase Transactions, the Company remeasured options outstanding under the 2007 Plan as of April 23, 2013 to their intrinsic value and reclassified such options from liabilities to stockholders’ deficit within the Company’s consolidated balance sheets, which amounted to $14,482,000. As of September 30, 2014, there was $892,000 of unrecognized compensation expense related to these unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.95 years.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through September 30, 2014 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple 25% of any sublicensing fees received by the Company. In 2011, the Company recorded $1,875,000 of expense related to the Temple agreement in connection with the collaboration agreement the Company executed with SymBio. In 2012, the company recorded $12,500,000 of expense related to the Temple agreement in connection with the collaboration agreement the Company executed with Baxter. These expenses were recorded in the consolidated statement of operations as research and development expenses.

In May 2010, the Company signed a funding agreement with the Leukemia and Lymphoma Society (“LLS”) to fund the development of rigosertib. Under this agreement, the Company was entitled to receive milestone payments of up to $10,000,000 through 2013 in connection with clinical trials to be conducted. The aggregate milestone payment amount was subsequently reduced to $8,000,000 pursuant to an amendment signed in January 2013, after which LLS was not obligated to fund any further amounts. During the year ended December 31, 2012, in connection with the execution of the Baxter agreement (Note 10), the Company paid $1,000,000 to LLS and recorded this amount in research and development expenses. This payment reduced the maximum milestone and royalty payment obligation under this agreement to $23,000,000 at September 30, 2014 and December 31, 2013. No further payments are due to LLS if rigosertib does not obtain regulatory approval. If rigosertib is approved by the regulatory authorities, the Company must proceed with commercialization of the licensed product or repay the amount funded. LLS is entitled to receive regulatory and commercial milestone payments and royalties from the Company based on the Company’s net sales of the licensed product. As a result of the potential obligation to repay the funds under this arrangement, the $8,000,000 of milestone payments received, have been recorded as deferred revenue at September 30, 2014 and December 31, 2013.

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

In December 2013, a pre-planned interim futility and safety analysis of the pancreatic cancer trial was performed and the trial was discontinued. As a result, at this time the Company is not pursuing a pancreatic cancer indication.

In February 2014, the Company announced top-line analysis of a Phase 3 trial of rigosertib IV in higher risk MDS patients. Although the results of this study showed numerical improvement in median overall survival in the rigosertib treated patients, the observed improvement in survival of 2.4 months was not sufficient to establish the required level of statistical significance and, therefore did not achieve the primary endpoint of the trial. If an additional Phase 3 clinical trial for rigosertib IV in higher-risk MDS patients is required to obtain marketing approval in the Baxter Territory, the Company could elect to have Baxter fund a percentage of the costs of such additional trial up to a specified maximum; however, any such election would reduce potential future milestone payments.

At the completion of the current Phase 2 trial for rigosertib oral in lower risk MDS patients and the review of the resulting data and findings, the Company and Baxter may decide whether or not to pursue further development of rigosertib for this indication. If the Company and Baxter mutually agree to progress the development of rigosertib oral in lower risk MDS patients, then certain milestone payments will be payable to the Company, and the Company will be required to use its commercially reasonable efforts to progress the development of rigosertib for this indication to a drug approval application in the Baxter Territory.

The Company and Baxter may work together for potential future rigosertib indications, beyond the initial indications noted above. Generally, if Baxter chooses to participate in the development of additional indications, Baxter will be responsible for a percentage of all research and development costs and expenses and the Company could earn additional milestone payments. Baxter has full responsibility for all commercialization activities for the product in the Baxter Territory, at Baxter’s sole cost and expense.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. License and Collaboration Agreements (Continued)

Under the terms of the agreement, Baxter made an upfront payment of $50,000,000. The Company is eligible to receive pre-commercial milestone payments of up to an aggregate of $337,500,000 if specified development and regulatory milestones are achieved. The potential pre-commercial development milestone payments to the Company include the following:

•     $50,000,000 for  mutual agreement to file for any marketing approval of rigosertib for higher-risk MDS in either the European Union or in all of Germany, United Kingdom, France, Italy and Spain;

•     $25,000,000 for the joint decision to proceed with the development of rigosertib for lower-risk MDS;

•     $25,000,000 for each drug approval application filed for indications specified in the agreement; and

•     up to $212,500,000 for the marketing approvals of the rigosertib MDS indications specified in the agreement based, in part, on whether an additional Phase 3 trial is required to obtain marketing approval for rigosertib IV in higher-risk MDS patients.

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

The agreement with Baxter will remain in effect until the expiration of all applicable royalty terms and satisfaction of all payment obligations in each licensed country, unless terminated earlier in accordance with the terms of the agreement. Either party may terminate due to the uncured material breach or bankruptcy of the other party, force majeure, or in the event of a specified commercial failure. The Company may terminate the agreement in the event that Baxter brings a challenge against it in relation to the licensed patents. Baxter may terminate the agreement without cause upon 180 days’ prior written notice.

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

Based on management’s analyses, it was determined that the BESP of the license was $120,000,000 and the BESP of the research and development services was $20,600,000. As noted above, the Company received an up-front payment of $50,000,000 under the Baxter agreement, which represents the allocable agreement consideration. Based on the respective BESPs, this payment was allocated $42,400,000 to the license and $7,600,000 to the research and development services. Since the delivery of the license occurred upon the execution of the Baxter agreement and there was no general right of return, $42,400,000 of the $50,000,000 upfront payment was recognized upon the execution of the Baxter agreement. The portion allocated to research and development services was recognized over the period of performance on a proportional performance basis through March 31, 2014. Management estimated the period of performance to be the period necessary for completion of the non-contingent obligations to perform research and development services required to advance the three formulations of rigosertib described above.  As of March 31, 2014, all of the deferred revenue related to such research and development services was recognized. The Company recognized research and development revenue under the Baxter agreement of $0 and $979,000, for the three months ended September 30, 2014 and 2013, respectively, and $333,000 and $2,435,000, for the nine months ended September 30, 2014 and 2013, respectively.

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

Under the terms of the SymBio license agreement, the Company received an upfront payment of $7,500,000. The Company is eligible to receive milestone payments of up to an aggregate of $22,000,000 from SymBio upon the achievement of specified development and regulatory milestones for specified indications. Of the regulatory milestones, $5,000,000 is due upon receipt of marketing approval in the United States for rigosertib IV in higher risk MDS patients, $3,000,000 is due upon receipt of marketing approval in Japan for rigosertib IV in higher risk MDS patients, $5,000,000 is due upon receipt of marketing approval in the United States for rigosertib oral in lower risk MDS patients, and $5,000,000 is due upon receipt of marketing approval in Japan for rigosertib oral in lower risk MDS patients. Furthermore, upon receipt of marketing approval in the United States and Japan for an additional specified indication of rigosertib, which the Company is currently not pursuing, an aggregate of $4,000,000 would be due. In addition to these pre-commercial milestones, the Company is eligible to receive tiered milestone payments based upon annual net sales of rigosertib by SymBio of up to an aggregate of $30,000,000.

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

Due to the lack of standalone value for the license, research and development services, and joint committee obligation, the upfront payment is being recognized ratably using the straight line method through December 2027, the expected term of the agreement. The Company recognized revenues under this agreement in the amounts of $114,000 and $113,000 for the three months ended September 30, 2014 and 2013, respectively, and $341,000 and $341,000 for the nine months ended September 30, 2014 and 2013, respectively. In addition, the Company recognized revenues related to the supply agreement with SymBio in the amounts of $0 and $23,000 for the three months ended September 30, 2014 and 2013, respectively, and $12,000 and $47,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

13. Related-Party Transactions

The Company has entered into a research agreement, as subsequently amended, with the Mount Sinai School of Medicine (“Mount Sinai”), with which a member of its board of directors and a significant stockholder is affiliated. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in connection with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions. Payments to Mount Sinai under this research agreement for the three months ended September 30, 2014 and 2013 were $715,000 and $420,000, respectively and for the nine months ended September 30, 2014 and 2013 were $1,010,000 and $645,000, respectively. At September 30, 2014 and December 31, 2013, the Company owed Mount Sinai $191,000 and $0, respectively, which is included in accounts payable on the consolidated balance sheets.

The Company outsources the synthesis of some of its chemical compounds to vendors in the United States and in foreign countries. During 2013, a supplier, of which a member of the Company’s board of directors and a significant stockholder was an owner, produced one of these compounds under contract. The Company’s aggregate payments for these services for the three months ended September 30, 2014 and 2013 were $0 and $0, respectively and for the nine months ended September 30, 2014 and 2013 were $0 and $107,000, respectively. At September 30, 2014 and December 31, 2013, the Company had no outstanding amounts payable to this supplier. The board member is no longer affiliated with this company.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Related-Party Transactions (Continued)

The Company purchases chemical compounds and sources development services from corporations owned by a former member of its board of directors. The Company’s aggregate payments to these suppliers for the three months ended September 30, 2014 and 2013 were $61,000 and $634,000, respectively and for the nine months ended September 30, 2014 and 2013 were $446,000 and $939,000, respectively. At September 30, 2014 and December 31, 2013, the Company owed these suppliers $0 and $156,000 respectively, which is included in accounts payable on the consolidated balance sheets. The Company also rents office space in Pennington, New Jersey from a corporation related to these suppliers and affiliated with the former member of our board of directors.

The Company has entered into a consulting agreement with a member of its board of directors, who is also a significant stockholder. The board member provides consulting services to the Company on the terms set forth in the agreement. Payments to this board member for the three months ended September 30, 2014, and 2013 were $47,000 and $45,000, respectively and for the nine months ended September 30, 2014 and 2013 were $146,000 and $136,000, respectively. At September 30, 2014 and December 31, 2013, the Company had no outstanding amounts payable under this agreement.

14. Subsequent Event

In October 2014, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”) to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its Common Stock, having an aggregate offering price of up to $20,000,000 through Cantor.  Upon delivery of a placement notice and subject to the terms and conditions of the sales agreement, Cantor will use its commercially reasonable efforts to sell the shares from time to time, based upon the Company’s instructions. The Company has provided Cantor with customary indemnification rights, and Cantor will be entitled to a commission of up to 3.0% of the gross proceeds per share sold.  Sales of shares, if any, under the sales agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on The NASDAQ Global Market, at market prices or as otherwise agreed with Cantor. The Company has no obligation to sell any shares under the sales agreement, and may at any time suspend offers under the sales agreement or terminate the sales agreement. A registration statement relating to the shares has been filed with the SEC but has not yet become effective.  The shares may not be sold nor may offers to buy be accepted prior to the time that the registration statement becomes effective.  This report shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of the shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with interim unaudited condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report, and the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the SEC on March 20, 2014. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Onconova” refer to Onconova Therapeutics, Inc. and its consolidated subsidiaries.

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

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

• our needs for additional financing and our ability to obtain sufficient funds on acceptable terms when needed;

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

You should also read carefully the factors described in the “Risk Factors” contained in Part II, Item 1A of this quarterly report and in our annual report on Form 10-K filed with the SEC on March 20, 2014, to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this report and you should not place undue reliance on any forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule drug candidates to treat cancer. Using our proprietary chemistry platform, we have created an extensive library of targeted anti-cancer agents designed to work against specific cellular pathways important to cancer cells. We believe that the drug candidates in our pipeline have the potential to be efficacious in a wide variety of cancers without causing harm to normal cells. We have three clinical-stage product candidates and several preclinical programs, although the majority of our current efforts are focused on our lead product candidate, rigosertib.

Rigosertib

Rigosertib, our most advanced product candidate, is being tested as a single agent and in combination with azacitidine and with chemoradiation therapy, in clinical trials of patients with myelodysplastic syndromes, or MDS, and other cancers. To date, we have enrolled more than 1,000 patients in rigosertib clinical trials. We have collaboration agreements with Baxter Healthcare SA, or Baxter, and SymBio Pharmaceuticals Limited, or SymBio, which grant Baxter certain rights to commercialize rigosertib in Europe and grant SymBio certain rights to commercialize rigosertib in Japan and Korea. We have retained development and commercialization rights to rigosertib in the rest of the world, including in the United States. Rigosertib is believed to act in cancer cells as an inhibitor of two important cellular signaling pathways, PI3K and PLK, both of which are frequently over-active in cancer cells. By inhibiting the PI3K pathway, rigosertib promotes tumor cell apoptosis. By modulating PLK pathway activity in cancer cells, rigosertib inhibits cellular division, leading to chromosome disorganization and death in these cells.

Rigosertib IV for higher risk MDS

In February 2014, we announced top-line results of a Phase 3 trial of an intravenous formulation of rigosertib, or rigosertib IV, in higher-risk MDS patients who had progressed on, failed to respond to, or relapsed after prior therapy with hypomethylating agents, or HMAs. Although the results of this study showed numerical improvement in median overall survival in the rigosertib treated patients, the observed improvement in survival of 2.4 months was not sufficient to establish the required level of statistical significance and, therefore did not achieve the primary endpoint of the trial. We are, however, encouraged by an apparent improvement in median overall survival in various subgroups of patients in the trial, including patients who had progressed on or failed to respond to previous treatment with hypomethylating agents, referred to as “primary HMA failure,” patients in the Revised International Prognostic Scoring System (IPSS-R) Very High Risk category (IPSS-R calculates a risk score for MDS patients based on the severity of chromosome abnormalities, number of cytopenias, and percentage of bone marrow blasts observed at diagnosis) and patients with certain karyotype and point mutations. Notably, among the 184 patients with primary HMA failure, median overall survival was 8.6 months in the rigosertib arm (127 patients) compared to 5.3 months in the best supportive care arm (57 patients), with a hazard ratio of 0.69 and a p value of 0.040.  Patients with karyotypic abnormalities, such as, monosomy 7 and trisomy 8 mutations also demonstrated a survival benefit with rigosertib therapy compared to best supportive care (monosomy 7: HR = 0.24, p = 0.0033; trisomy 8: HR = 0.34, p = 0.035).  Additional analyses for bone marrow blast response showed a correlation between response at 4 or 12 weeks and overall survival.  These findings are consistent with previous observations in Phase 2 studies. These and other subgroup data will be presented at the Annual American Society of Hematology (ASH) Meeting in December 2014 and may have important implications on the design of future clinical trials, as well as potential regulatory approval processes.

During the second and third quarter of this year, we have had continuing dialogue with the FDA to discuss the future development of rigosertib IV for higher-risk MDS patients. Based on this dialogue, we believe that we may be able to seek approval of rigosertib IV for higher risk MDS patients who had progressed on or failed to respond to previous treatment with HMAs based on another trial in this patient population.

In addition, together with Baxter, our commercialization partner in Europe, we have met with the European Medicines Agency (EMA) and several European national regulatory agencies to discuss the unmet medical need and appropriate regulatory pathway for approval of rigosertib in higher risk MDS patients within Europe.

Oral Rigosertib for lower-risk MDS

In December 2013, we presented data at the Annual ASH Meeting from our Phase 2 trial of an oral formulation of rigosertib in lower-risk MDS patients. Unlike higher-risk MDS patients who suffer from a shortfall in normal blood cells, or cytopenias, and elevated levels of cancer cells, or blasts  in their bone marrow, lower-risk MDS patients suffer from cytopenias only, typically low levels of red blood cells, white blood cells and/or platelets. Thus, all MDS patients need interventions to improve their low blood counts, either by drug therapies or by transfusions. Phase 2 clinical data revealed the activity of single agent oral rigosertib in transfusion-dependent, lower-risk MDS patients and the potential of a DNA-based test performed on bone marrow cells of patients before they receive oral rigosertib to identify lower-risk MDS patients who are more likely to respond to oral rigosertib. We are currently enrolling an additional 20 lower-risk MDS patients in this Phase 2 trial to expand our data on the utility of this genomic DNA test for the identification of patients likely to respond to rigosertib. If we and Baxter mutually agree to progress the development of oral rigosertib in lower-risk MDS patients, we would be entitled to a milestone payment of $25 million under our development and license agreement with Baxter, and we would be required to use our commercially reasonable efforts to progress the development of rigosertib for this indication to a drug approval application in Europe.

In addition, recruitment is continuing in a second Phase 2 trial of oral rigosertib in lower-risk MDS patients to explore oral rigosertib dose and schedule optimization. Based on the anticipated timing of the DNA-based test and dosing optimization data, which we expect to receive over the next several months, we believe that a pivotal study of oral rigosertib in lower-risk MDS patients will not commence until the second half of 2015. Any such pivotal study will depend on the results of the ongoing Phase 2 trials and would be subject to regulatory discussions and guidance.

Oral rigosertib in combination with azacitidine in MDS and AML

We have completed the Phase 1 portion of a Phase 1/2 clinical trial of oral rigosertib in combination with azacitidine, and we are now enrolling patients in the Phase 2 portion at multiple sites in the U.S. and Europe. In the Phase 1 portion of the trial, the combination therapy was well tolerated in the study population. The combination dosing schedule of oral rigosertib in the final cohort (two doses per day; 560mg in the morning and 280 mg in the afternoon) given during weeks one, two and three of a four-week treatment cycle) with the indicated dose of azacitidine (75 mg/m2 administered every day either subcutaneously or intravenously, given during week two of a four-week treatment cycle) has been selected for the Phase 2 portion of the trial. The Phase 2 portion of the trial has been designed to assess whether treatment with rigosertib, in combination with azacitidine, has a beneficial effect on bone marrow and peripheral blood blast cell counts and symptoms of disease progression in patients with MDS and AML. We expect to present results of the Phase 1 portion of this combination trial at the Annual ASH Meeting in December 2014.

Oral rigosertib in head and neck and other carcinomas

We announced in August 2014 results from a single-agent Phase 2 study of oral rigosertib in patients with second- and third-line head and neck cancers and other refractory cancers. In this trial, oral rigosertib was well tolerated in these advanced cancer patients. Stable disease, lasting up to nine months, was the best response observed in the head and neck cancer patients. One patient with lung cancer and one patient with anal cancer achieved stable disease. Based on these findings, we have concluded that there is not sufficient justification for further development of oral rigosertib as a single agent in these indications.

A Phase 1 study of oral rigosertib in combination with chemoradiotherapy (platinum plus radiation) has been put on hold as we focus our resources on development of rigosertib in MDS.

Briciclib

Our second clinical-stage product candidate is briciclib, a small molecule targeting an important intracellular regulatory protein, cyclin D1, which is often found at elevated levels in cancer cells. We have initiated a multi-center Phase 1 clinical trial testing IV briciclib in adult patients with advanced cancer and solid tumors. Upon completion of this ongoing Phase 1 trial, we will assess potential further development for briciclib.

Recilisib

Our third clinical-stage product candidate, recilisib, is being developed in collaboration with the U.S. Department of Defense for acute radiation syndromes. We have conducted animal studies and clinical trials of recilisib under the FDA’s Animal Efficacy Rule, which permits marketing approval for new medical countermeasures for which human efficacy studies are not feasible or ethical, by relying on evidence from animal studies in appropriate animal models to support efficacy in humans. We have completed four Phase 1 trials to evaluate the safety and pharmacokinetics of recilisib in healthy human adult subjects using both subcutaneous and oral formulations. Ongoing studies of recilisib are being conducted with government funding, and we anticipate that any future development of recilisib beyond our ongoing studies would be conducted solely with government funding.

Preclinical Product Candidates

In addition to our three clinical-stage product candidates, we have several product candidates that target kinases, cellular metabolism or cell division in preclinical development. We intend to explore additional collaborations to further the development of these product candidates as we focus internally on our more advanced programs.

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

Since commencing operations we have dedicated a significant portion of our resources to our development efforts for our clinical-stage product candidates, particularly rigosertib. We incurred research and development expenses of $39.0 million and $38.1 million during the nine months ended September 30, 2014 and 2013, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance rigosertib and our other clinical-stage product candidates and, to a lesser extent, our preclinical programs. In July 2013, we completed an initial public offering (of our common stock, our “IPO”), from which we received net proceeds of $79.8 million. Prior to the consummation of the IPO, we funded our operations primarily through the sale of preferred stock amounting to $144.7 million, including $50.0 million invested by Baxter in 2012, as well as proceeds from the issuance of convertible debt and a stockholder loan amounting to $26.8 million in the aggregate, all of which was later converted into shares of our preferred stock, and upfront payments of $7.5 million from SymBio and $50.0 million from Baxter in connection with our collaboration agreements. We have also received an aggregate of $8.0 million from The Leukemia and Lymphoma Society, (“LLS”), under a funding agreement. As of September 30, 2014, we had $57.3 million in cash, cash equivalents and marketable securities.

Our net losses were $50.4 million and $47.9 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, we had an accumulated deficit of $281.2 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements are met. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. We may rely on licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories. Alternatively, if we choose to build a commercial infrastructure to support marketing in the United States for any of our product candidates that achieve regulatory approval, such commercial infrastructure could be expected to include a targeted, oncology sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to having any certainty about marketing approval.

Furthermore, we have and expect to continue to incur additional costs associated with operating as a public company. We will seek to fund our operations primarily through business development transactions, equity or debt financings or other sources. Financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed or on less favorable terms could have a material adverse effect on our financial condition and our ability to pursue our business strategy.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,
	2014	2013	Change
Revenue	$114,000	$1,116,000	$(1,002,000)
Operating expenses:
General and administrative	3,116,000	5,927,000	2,811,000
Research and development	11,886,000	15,293,000	3,407,000
Total operating expenses	15,002,000	21,220,000	6,218,000
Loss from operations	(14,888,000)	(20,104,000)	5,216,000
Change in fair value of warrant liability	1,000	(31,000)	32,000
Other income (expense), net	(20,000)	46,000	(66,000)
Net loss before income taxes	(14,907,000)	(20,089,000)	5,182,000
Income taxes	—	432,000	432,000
Net loss	$(14,907,000)	$(20,521,000)	$5,614,000

Revenues

Revenues decreased by $1.0 million for the three months ended September 30, 2014 compared to the same period in 2013 primarily as a result of research and development revenue under the Baxter agreement being recognized on a proportional performance basis which was ongoing during the 2013 period but was completed during the first quarter of 2014.

General and administrative expenses

General and administrative expenses decreased by $2.8 million, or 47%, to $3.1 million for the three months ended September 30, 2014 from $5.9 million for the three months ended September 30, 2013. The decrease was primarily attributable to lower stock-based compensation expense of $2.4 million as a result of the high volume and value of fully-vested stock option grants at the time of IPO in 2013. Personnel and related expenses decreased $0.3 million as a result of general and administrative headcount decreasing to 15 at September 30, 2014 from 18 at September 30, 2013. Professional and consulting fees decreased by $0.1 million as a result of decreased pre-commercialization consulting during the 2014 period.

Research and development expenses

Research and development expenses decreased by $3.4 million, or 22%, to $11.9 million for the three months ended September 30, 2014 from $15.3 million for the three months ended September 30, 2013. This decrease was caused primarily by lower preclinical and clinical development costs of $3.7 million resulting from completion of the pancreatic program in December 2013 and reduced expenses in our higher-risk MDS program in the 2014 period.  The decrease was also caused by personnel and related costs decreasing $0.2 million net of severance costs as research and development headcount fell to 38 at September 30, 2014 from 42 at September 30, 2013.  Stock-based compensation expense was $0.1 million lower in the 2014 period as the net result of lower expense in the 2014 period compared to the 2013 period due to the number of fully-vested stock option grants in the 2013 period which did not occur in 2014, partially offset by an increase in expense related to the acceleration of vesting of stock options for terminated employees of $0.6 million in the 2014 period.  These decreases were partially offset by an increase of $0.6 million in consulting costs in the 2014 period related to analyzing clinical trial results and preparing for meetings with regulatory authorities.

Change in fair value of warrant liability

The fair value of the warrant liability decreased by $1,000 for the three months ended September 30, 2014 compared to an increase of $32,000 for the three months ended September 30, 2013. The change in the fair value of the warrant liability in 2014 and 2013 was related to the revaluation of the outstanding warrants to fair value.

Other income (expense), net

Other income (expense), net, decreased by $66,000 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, due primarily to the impact of exchange rate fluctuations on advances to our German subsidiary, and due to less interest income in 2014 as a result of lower cash, cash equivalents, and marketable securities balances in the 2014 period.

Comparison of the Nine Months Ended September 30, 2014 and 2013

	Nine months ended September 30,
	2014	2013	Change
Revenue	$686,000	$2,823,000	$(2,137,000)
Operating expenses:
General and administrative	12,033,000	12,390,000	357,000
Research and development	39,038,000	38,096,000	(942,000)
Total operating expenses	51,071,000	50,486,000	(585,000)
Loss from operations	(50,385,000)	(47,663,000)	(2,722,000)
Change in fair value of warrant liability	20,000	(19,000)	39,000
Other income (expense), net	(38,000)	186,000	(224,000)
Net loss before income taxes	(50,403,000)	(47,496,000)	(2,907,000)
Income taxes	—	432,000	432,000
Net loss	$(50,403,000)	$(47,928,000)	$(2,475,000)

Revenues

Revenues decreased by $2.1 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily as a result of research and development revenue under the Baxter agreement being recognized on a proportional performance basis which was ongoing during the 2013 period but was completed during the first quarter of 2014.

General and administrative expenses

General and administrative expenses decreased by $0.4 million, or 3%, to $12.0 million for the nine months ended September 30, 2014 from $12.4 million for the nine months ended September 30, 2013. The decrease was primarily caused by a decrease in stock-based compensation expense of $2.6 million resulting from the switch from liability accounting to equity accounting in April 2013, as well as a decrease in the number and value of options vesting during the 2014 period compared to the 2013 period. The decrease in general and administrative expenses was partially offset by an increase in professional and consulting fees of $0.9 million as a result of increased pre-commercialization consulting early in the 2014 period. The increase was also attributable to higher insurance and public company costs of $0.9 million as a result of our IPO in July 2013. Personnel and related costs increased $0.4 million as a result of headcount additions throughout the 2013 period which were included for the entire 2014 period and bonus accruals for all employees in 2014, partially offset by reduced travel and entertainment costs in 2014.

Research and development expenses

Research and development expenses increased by $0.9 million, or 2%, to $39.0 million for the nine months ended September 30, 2014 from $38.1 million for the nine months ended September 30, 2013. This increase was caused primarily by higher manufacturing and development costs of $3.9 million, which were a result of increased validation activities, vendor qualification efforts, and formulation development activities in the 2014 period. This increase was also caused in part by $1.7 million higher consulting costs in the 2014 period related to analyzing clinical trial results and preparing for meetings with regulatory authorities.  Personnel and related costs also increased by $1.2 million as a result of headcount additions throughout the 2013 period which were included for the entire 2014 period, severance costs relating to the reduction in force during the 2014 period, and bonus accruals for all employees in 2014. These increases were partially offset by a decrease in preclinical and clinical development costs of $5.8 million primarily resulting from completion of the pancreatic program in December 2013 and reduced expenses in our higher-risk MDS program in the 2014 period. Stock-based compensation expense was $0.1 million lower in the 2014 period as the net result of lower expense in the 2014 period compared to the 2013 period due to the switch from liability accounting to equity accounting in April 2013, as well as the number of fully-vested stock option grants in the 2013 period which did not occur in the  2014 period, partially offset by an increase in expense related to the acceleration of vesting of stock options for terminated employees of $0.6 million in the 2014 period.

Change in fair value of warrant liability

The fair value of the warrant liability decreased by $20,000 for the nine months ended September 30, 2014 compared to an increase of $19,000 for the nine months ended September 30, 2013. The change in the fair value of the warrant liability in 2014 and 2013 was related to the revaluation of the outstanding warrants to fair value.

Other income (expense), net

Other income (expense), net, decreased by $224,000 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due primarily to the receipt in the 2013 period of proceeds from our insurance provider converting from a mutual to a stock insurance company, as well as the impact of exchange rate fluctuations on advances to our German subsidiary and less interest income in 2014 as a result of lower cash, cash equivalents, and marketable securities balances in the 2014 period.

Financial Condition

Total assets decreased $42.9 million, or approximately 41%, from $105.2 million at December 31, 2013 to $62.3 million at September 30, 2014.  The decrease in total assets was due primarily to decreases in cash, cash equivalents and marketable securities.  Total liabilities increased from $24.3 million at December 31, 2013 to $26.6 million at September 30, 2014, an increase of approximately $2.3 million, or 9%, primarily as a result of increases in accounts payable and accrued expenses and other current liabilities.  Total stockholders’ equity decreased from $80.9 million at December 31, 2013 to $35.7 million at September 30, 2014, a decrease of $45.2 million, or approximately 56%, primarily due to a net loss of $50.4 million for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $50.4 million and $47.9 million for the nine months ended September 30, 2014 and 2013, respectively. Our operating activities used $43.4 million and $44.3 million of net cash during the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, we had an accumulated deficit of $281.2 million, working capital of $48.6 million, cash and cash equivalents of $42.3 million and marketable securities of $15.0 million. In July 2013, we completed our IPO, from which we received net proceeds of $79.8 million. Prior to the consummation of the IPO, we financed our operations principally through private placements of preferred stock and convertible debt. Through September 30, 2014, we had received gross proceeds of $171.5 million from the issuance of preferred stock and convertible debt. We have also financed our operations with the $57.5 million in upfront payments we received from Baxter and SymBio in 2012 and 2011, respectively.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Net cash (used in) provided by:
Operating activities	$(43,378,000)	$(44,254,000)
Investing activities	24,778,000	(40,505,000)
Financing activities	948,000	79,862,000
Effect of foreign currency translation	(9,000)	(18,000)
Net (decrease) increase in cash and cash equivalents	$(17,661,000)	$(4,915,000)

Net cash used in operating activities

Net cash used in operating activities was $43.4 million for the nine months ended September 30, 2014.  Net cash used in operations for the 2014 period consisted primarily of a net loss of $50.4 million, partially offset by $4.5 million of noncash items primarily related to stock-based compensation expense, depreciation, and change in the fair value of warrant liabilities. Changes in operating assets and liabilities resulted in a net increase in cash of $2.5 million. Significant changes in operating assets and liabilities included an increase in accounts payable and accrued expenses of $3.1 million, which was caused by the timing of invoices for clinical trial costs related to the ongoing trials and development of our product candidates and by higher accrued personnel-related expenses at September 30, 2014.  Prepaid expenses and other current assets decreased $0.1 million, primarily due to the recognition of expense for prepaid upfront costs related to our clinical trials and continued development activities.  The decrease of $0.7 million in deferred revenue was caused by the recognition of some unamortized portions of upfront payment under our collaboration agreement with SymBio.

Net cash used in operating activities was $44.3 million for the nine months ended September 30, 2013 and consisted primarily of a net loss of $47.9 million, partially offset by $7.3 million of noncash items primarily related to stock-based compensation expense, depreciation, and change in the fair value of warrant liabilities. Changes in operating assets and liabilities resulted in a net decrease in cash of $3.6 million. The significant items in the change in operating assets and liabilities included an increase in prepaid expenses and other current assets of $3.6 million due to the prepayment of upfront manufacturing costs, research and development and insurance.  This was partially offset by a net increase in accounts payable and accrued expenses of $2.8 million.  The cash used in operating activities was increased further by a $2.8 million reduction in deferred revenue due to the recognition of the unamortized portions of upfront payments under our collaboration agreements with Baxter and SymBio in the amounts of $2.4 million and $0.4 million, respectively.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the nine months ended September 30, 2014 was $24.8 million, and consisted primarily of maturities of our marketable securities of $25.0 million, partially offset by purchases of fixed assets of $0.2 million. Net cash used in investing activities for the nine months ended September 30, 2013 was $40.5 million, and consisted of purchases of marketable securities of $40.0 million and purchases of fixed assets of $0.5 million.

Net cash provided by financing activities

Net cash provided by financing activities for nine months ended September 30, 2014 was $0.9 million and resulted from the proceeds received from the exercise of stock options.  Net cash provided by financing activities for the nine months ended September 30, 2013 was $79.9 million resulting from the proceeds from our initial public offering.

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

As a publicly traded company, we have incurred and will continue to incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and the NASDAQ Stock Market, require public companies to implement specified corporate governance practices that were not applicable to us as a private company. These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. We estimate that we incur approximately $2.0 million to $3.0 million of incremental costs per year associated with being a publicly traded company.

We believe that our existing capital resources will likely not be sufficient to fund our operations, our ongoing trials, and focused development plan for rigosertib in higher-risk and lower-risk MDS for the next 12 months. We will continue to make adjustments to our operations as our clinical trials and development plans progress.  However, we anticipate that we will need additional funds in the future to support our operations and to complete any future clinical trials.

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

If we are unable to successfully raise sufficient additional capital, through future debt or equity financings, product sales, or through strategic and collaborative ventures with third parties, we will not have sufficient cash flows and liquidity to fund our planned business operations. In that event, we may be forced to limit many, if not all, of our programs and consider other means of creating value for our stockholders, such as licensing to others the development and commercialization of products that we consider valuable and would otherwise likely develop ourselves. If we are unable to raise the necessary capital, we may be forced to curtail all of our activities and, ultimately, potentially cease operations. Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests. The condensed consolidated financial statements included in this quarterly report do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. There were no material changes in the Company’s market risk exposures from December 31, 2013 to September 30, 2014.

Interest Rate Risk

We had cash, cash equivalents and marketable securities of $57.3 million and $100.0 million at September 30, 2014 and December 31, 2013, respectively, consisting primarily of funds in cash, money market accounts and U.S. Treasury obligations. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2014 and 2013.

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the preparation of our consolidated financial statements as of and for the year ended December 31, 2012, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting.  The material weakness identified was that we did not have sufficient financial reporting and accounting staff with appropriate training in GAAP and SEC rules and regulations with respect to financial reporting.  As such, our internal control over financial reporting was not designed or operating effectively, and as a result there were adjustments required in connection with closing our books and records and preparing our 2012 consolidated financial statements.

To remediate this material weakness, prior to the quarter ended September 30, 2014, we expanded our staff, hiring a Chief Financial Officer, a Director of Financial Reporting and a Vice President of Financial Planning and Accounting, each with prior public company financial reporting experience, as well as additional finance and accounting personnel with appropriate training to build our financial management and reporting infrastructure.  Prior to and during the quarter ended September 30, 2014, we have initiated processes to further develop and document our accounting policies and financial reporting procedures and to implement additional internal controls.

Neither we nor our independent registered public accounting firm has performed an evaluation of the effectiveness of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act.  Our management will be required to assess the effectiveness of our internal control over financial reporting as of December 31, 2014.  However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to utilize the provision exempting us from the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Except for the remediation efforts discussed above, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any pending material legal proceedings and are not aware of any such proceedings contemplated by governmental authorities.

Item 1A.     Risk Factors

The following risk factors should be read in conjunction with the “Risk Factors” previously disclosed in our annual report on Form 10-K filed with the SEC on March 20, 2014.

We are likely to require additional capital to fund our operations and if we fail to obtain necessary financing, we may be unable to complete the development and potential commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial organization. We believe that our existing capital resources will likely not be sufficient to fund our operations, our ongoing trials, and focused development plan for rigosertib in higher-risk and lower-risk MDS for the next 12 months. Accordingly, we anticipate that we will need additional funds in the future to support our operations and for the further development and potential commercialization of our product candidates.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this report and in the “Risk Factors” section of our annual report on Form 10-K filed with the SEC on March 20, 2014. We have based our forecast on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Because we have limited resources, we seek to enter into, and in the past we have entered into, collaboration agreements with other pharmaceutical companies and may elect to enter into more of these agreements in the future.  In July 2011, we entered into a license agreement with SymBio Pharmaceuticals Limited, or SymBio, as subsequently amended, granting an exclusive, royalty-bearing license for the development and commercialization of rigosertib in Japan and Korea.  In September 2012, we entered into a development and license agreement with Baxter Healthcare SA, or Baxter, a subsidiary of Baxter International Inc., granting an exclusive, royalty-bearing license for the development and commercialization of rigosertib in specified countries comprising most of Europe.  In December 2012, we also entered into a collaboration agreement with GVK Biosciences Private Limited for the further development of two of our preclinical oncology programs.  Any failure by our partners to perform their obligations or any decision by our partners to terminate these agreements would terminate the funding we may receive under the relevant collaboration agreement and could negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize the applicable product candidate.  In addition, any decision by our partners to terminate these agreements could also damage our reputation and negatively impact our ability to obtain financing from other sources.

We may not achieve the milestones set forth in our collaboration agreements, or may disagree with our collaboration partners as to whether certain milestones have been met.  Any such failure or disagreement would negatively impact our potential funding sources if we are unable to receive the contemplated milestone payments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On July 30, 2013, the Company completed its initial public offering of 5,941,667 shares of the Company’s common stock, at a price of $15.00 per share, including 775,000 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares at the same price to cover over-allotments, pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-189358) which was declared effective on July 24, 2013. The Company received net proceeds of $79,811,000 from the sale, net of underwriting discounts and commissions and other offering expenses. The offer and sale of all of the shares in the offering were registered under the Securities Act in accordance with the Company’s final prospectus filed on July 25, 2013 with the SEC pursuant to Rule 424(b)(4) of the Securities Act.

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

Dated: November 14, 2014

/s/ RAMESH KUMAR, Ph.D.
Ramesh Kumar, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2014

/s/ AJAY BANSAL
Ajay Bansal
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Sales Agreement dated October 8, 2014 by and between Onconova Therapeutics, Inc., and Cantor Fitzgerald & Co., incorporated herein by reference to Exhibit 1.1 to the Registration Statement of the Company on Form S-3 filed with the Securities and Exchange Commission on October 8, 2014

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