Form 10-K
period 2014-12-31
Onconova Therapeutics, Inc.
filed 2015-03-30
CIK 1130598

Use these links to rapidly review the document

ONCONOVA THERAPEUTICS, INC. AND SUBSIDIARIES Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-36020

Onconova Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3627252 (I.R.S. Employer Identification No.)
375 Pheasant Run, Newtown, PA (Address of principal executive offices)	18940 (Zip Code)

(267) 759-3680
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2014, the last business day of the registrants most recently completed second fiscal quarter, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $68.7 million, based on the number of shares held by non-affiliates as of June 28, 2014, and the last reported sale price of the registrant's common stock on the NASDAQ Global Select Market.

         There were 21,703,173 shares of Common Stock outstanding as of March 18, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of our Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2014, are incorporated by reference in Part III. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Annual Report on Form 10-K.

ONCONOVA THERAPEUTICS, INC.

INDEX TO REPORT ON FORM 10-K

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

        This Annual Report on Form 10-K ("Annual Report") includes forward-looking statements. We may, in some cases, use terms such as "believes," "estimates," "anticipates," "expects," "plans," "intends," "may," "could," "might," "will," "should," "approximately" or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned preclinical development and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, protection of our intellectual property portfolio, the degree of clinical utility of our products, particularly in specific patient populations, our ability to develop commercial and manufacturing functions, expectations regarding clinical trial data, our results of operations, cash needs, financial condition, liquidity, prospects, growth and strategies, the industry in which we operate and the trends that may affect the industry or us.

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

        Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

  •
  our need for additional financing and our ability to obtain sufficient funds on acceptable terms when needed, and our current plans and future needs to scale back operations if adequate financing is not obtained;

  •
  our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

  •
  the success and timing of our preclinical studies and clinical trials and regulatory approval of protocols for future clinical trials;

  •
  the difficulties in obtaining and maintaining regulatory approval of our product candidates, and the labeling under any approval we may obtain;

  •
  our plans and ability to develop, manufacture and commercialize our product candidates;

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

ii

  •
  the successful development of our commercialization capabilities, including sales and marketing capabilities;

  •
  recently enacted and future legislation and regulation regarding the healthcare system;

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

iii

PART I

ITEM 1.    BUSINESS

Overview

        We are a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule drug candidates to treat cancer. Using our proprietary chemistry platform, we have created an extensive library of targeted anti-cancer agents designed to work against specific cellular pathways important to cancer cells. We believe that the drug candidates in our pipeline have the potential to be efficacious in a variety of cancers. We have three clinical-stage product candidates (one of which is being developed for treatment of acute radiation syndromes, not cancer) and several preclinical programs, with the majority of our current efforts focused on our lead product candidate, rigosertib, which is being tested as a single agent and in combination with azacitidine, in clinical trials of patients with myelodysplastic syndromes, or MDS, and related cancers.

        We are currently developing the protocol for a new Phase 3 clinical trial of rigosertib, our most advanced product candidate. Based on separate discussions with both the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, we anticipate a randomized controlled trial of rigosertib IV in a patient subset of more homogeneous patient population than in our previous clinical trials, which has appeared to derive a greater benefit from rigosertib treatment in our previous clinical trials. We are also continuing the Phase 2 portion of a clinical trial of rigosertib oral in combination with azacitidine for patients with MDS and acute myelogenous leukemia, or AML. Additionally, in an extended portion of a Phase 2 clinical trial of rigosertib oral for patients with lower-risk MDS we are assessing the utility of bone marrow genomic methylation patterns and genomic DNA testing for the identification of patients more likely to respond to rigosertib. We anticipate presenting interim Phase 2 data from our combination trial, as well as data from in vitro studies evaluating the activity of rigosertib in lower-risk MDS, during the second quarter of 2015.

        At December 31, 2014, we had approximately $43.6 million in cash and cash equivalents. We do not believe that we will be able to complete our planned new Phase 3 clinical trial of rigosertib IV without raising additional funds. Accordingly, we are taking actions to conserve cash (including headcount reductions) and are evaluating other cash conservation measures, while exploring various dilutive and non-dilutive sources of funding. If we are not able to raise sufficient funds when needed, our operations, including our existing and planned clinical trials, will be negatively impacted.

Rigosertib

        Rigosertib is being tested as a single agent and in combination with azacitidine, in clinical trials of patients with MDS and related cancers. To date, we have enrolled more than 1,000 patients in rigosertib clinical trials. We have collaboration agreements with Baxter Healthcare SA, or Baxter, and SymBio Pharmaceuticals Limited, or SymBio, which grant Baxter certain rights to commercialize rigosertib in Europe and grant SymBio certain rights to commercialize rigosertib in Japan and Korea. We have retained development and commercialization rights to rigosertib in the rest of the world, including in the United States.

Rigosertib Inhibits Signaling Pathways Associated with Cancer Cell Growth and Survival

        Rigosertib is a small molecule that inhibits cellular signaling in cancer cells by acting as a Ras mimetic. This is believed to be mediated by the binding of rigosertib to the Ras-binding domain, or RBD, found in many Ras effector proteins, including the Raf and PI3K kinases. In contrast to many other kinase inhibitors, rigosertib does not interact at the adenosine triphosphate binding site, but appears to act via allosteric inhibition. This mechanism of action exemplifies a new approach to block the interactions between Ras and its targets containing RBD sites.

Myelodysplastic Syndromes

        MDS is a group of blood disorders that affect bone marrow function. MDS typically affects older patients. In MDS, the bone marrow cells become dysplastic, or defective. Therefore blood cells do not develop normally, such that too few healthy blood cells are released into the blood stream, leading to low blood cell counts, or cytopenias. Thus, many patients with MDS require frequent blood transfusions. In most cases, the disease worsens and the patient develops progressive bone marrow failure. In advanced stages of the disease, immature blood cells, or blasts, leave the bone marrow and enter the blood stream, leading to AML, which occurs in approximately one-third of patients with MDS.

        Based on Surveillance Epidemiology and End Results (SEER) data from the National Cancer Institute, a marketing analytics firm has estimated the 2016 incidence of MDS will be approximately 17,390 cases and the prevalence of MDS at approximately 61,690 cases in the United States. We believe that the actual incidence numbers may be higher, due to underdiagnosing and underreporting of new cases of MDS to centralized cancer registries, and that the incidence of MDS in the United States is likely to increase, due to an aging population, improved disease awareness and diagnostic precision, and an increase in the number of cases of secondary, often chemotherapy-induced, MDS.

        MDS is typically diagnosed using routine blood tests or by observing combination of certain symptoms, such as shortness of breath, weakness, easy bruising or bleeding, or fever with frequent infections. A diagnosis of MDS is confirmed by evaluating a bone marrow biopsy/aspirate showing dysplastic changes, and, in more advanced cases, the presence of excess blasts, meaning that blasts account for more than 5% of the total number of nucleated cells in the bone marrow. Because the bone marrow and blood cells in MDS patients can undergo different kinds of abnormal changes, several classification systems have been developed to gauge the severity of disease and help determine prognosis and treatment strategy. We use two standard classification systems, the French-American-British morphological classification system, or the FAB system, as modified by the World Health Organization, or WHO, and the recently revised International Prognostic Scoring System, or IPSS-R, to define patient inclusion criteria for our rigosertib trials in MDS:

  •
  FAB Classification/WHO Diagnostic Criteria.  In 1999, WHO modified the FAB system for MDS that had been based primarily on the percentage of blasts in the bone marrow and blood. Sub-categories under the WHO classification are: Refractory anemia, or RA (less than 5% blasts), RA with ringed sideroblasts, or RARS, refractory cytopenia with multilineage dysplasia, or RCMD, RA with excess blasts-1 (5-9% blasts), or RAEB-1, RA with excess blasts-2, or RAEB-2 (10-19% blasts), MDS with isolated deletion of the long arm of chromosome 5, or del(5q), and MDS unclassified, or MDS-U. Patients classified as RAEB in transformation (21-29% blasts), or RAEB-t, under the FAB system are reclassified in the WHO system as AML patients.

        IPSS-R Diagnostic Criteria.    IPSS-R ranks the severity of chromosome abnormalities, number of cytopenias, and percentage of bone marrow blasts observed at diagnosis to calculate a five-level risk score: Very Low, Low, Intermediate, High and Very High. MDS patients are generally classified using IPSS-R in order to assess the risk of dying or having their disease progress to AML. Patients with RAEB-1, RAEB-2 or RAEB-t under the FAB/WHO criteria or patients with IPSS-R risk scores of High or Very High are generally considered to have higher-risk MDS, with a median survival of less than two years. By contrast, patients with IPSS-R scores of Very Low, Low and Intermediate are generally considered to have lower risk MDS, with an overall survival of approximately three to nine years.

Treating Myelodysplastic Syndromes

        Allogeneic peripheral blood stem cell or bone marrow transplantation is a potentially curative therapy for MDS. However, since most patients with MDS are elderly and therefore ineligible for transplantation due to the arduous nature of the procedure, this option is generally considered only for the small proportion of younger MDS patients.

        We believe that most higher-risk and some lower-risk MDS patients in the United States are treated with azacitidine and decitabine, the two approved hypomethylation drugs for treatment of MDS. A provider of information services and technology for the healthcare industry estimates that in the year ended June 2012, approximately 12,500 MDS patients in the United States received treatment with hypomethylating agents.

        A significant number of higher-risk MDS patients fail or cannot tolerate treatment with azacitidine or decitabine, which represent the current standard of care for higher-risk MDS patients, and almost all patients who initially respond to therapy eventually relapse. Median survival time of MDS patients who have failed hypomethylating drugs is less than six months. Accordingly, we believe that a new therapy that would extend survival in these patients would represent a major contribution in the treatment of MDS.

        Hypomethylating drugs work by inhibiting the methylation of DNA. Methylation is a biochemical process involving the addition of a methyl group to DNA and plays an important role in gene expression during cell division and differentiation. By inhibiting methylation, hypomethylating drugs kill rapidly dividing cells, including cancer cells that are no longer responsive to normal growth control mechanisms. Hypomethylation may also restore normal function to genes that are critical for differentiation and proliferation. By contrast, rigosertib works by blocking multiple oncogenic pathways through a Ras mimetic mechanism. We believe that, because rigosertib has a mechanism of action that is different from hypomethylating agents, it may be active in patients who have failed treatment with those drugs. Furthermore, rigosertib's unique mechanism of action has been shown to combine well with hypomethylating drugs, and preclinical studies testing the combination of rigosertib with azacitidine have demonstrated synergy between the two agents. Based on these studies and our current understanding of the mechanism of action of rigosertib, we believe that rigosertib has the potential to be developed in combination with azacitidine for front-line MDS and second-line AML.

        Lower-risk MDS patients are those categorized as Very Low, Low or Intermediate risk by the IPSS-R scoring system with transfusion-dependent anemia. The subset of del(5q) cytogenetic abnormality patients are generally treated with lenalidomide (Revlimid®). For all other lower-risk MDS patients, supportive care employing blood products, such as red blood cell and platelet transfusions, and erythroid stimulating agents, is the mainstay of therapy. Frequent transfusions introduce many risks, including iron overload, blood borne infections and immune-related reactions. We believe that a therapeutic agent that could lower or eliminate the need for transfusions over an extended period of time would fulfill a significant unmet medical need for this patient population.

Rigosertib IV for higher-risk MDS

        In February 2014, we announced topline survival results from a multi-center Phase 3 clinical trial of rigosertib IV as a single agent, which we refer to as our "ONTIME" trial. The ONTIME trial was a randomized, controlled study, where eligible patients must have progressed on, failed to respond to or relapsed after prior therapy with HMAs, have excess blasts (5-30% blasts) and have at least one cytopenia. There is currently no approved drug for this group of patients and the current standard treatment consists of best supportive care, which is treatment intended to manage disease-related symptoms. In the ONTIME trial, both groups of patients received best supportive care, with the treatment group of patients also receiving rigosertib. The study employed a 2:1 randomization in which two-thirds of the patients received rigosertib plus best supportive care, and one-third of patients received only best supportive care. The protocol for this trial was developed under a FDA Special Protocol Assessment, or SPA. The EMA also provided Scientific Advice. Complete results from the trial, presented at the 2014 Annual American Society of Hematology Meeting, or 2014 ASH Meeting, showed numerical improvement in median overall survival in the rigosertib treated patients. However, the observed improvement in survival of 2.3 months was not sufficient to establish the required level of statistical significance and, therefore did not achieve the primary endpoint of the trial.

        While the ONTIME trial did not meet its primary endpoint in the intent-to-treat population, improvements in median overall survival (mOS) were observed in various pre-specified and exploratory subgroups of patients, including "primary HMA failure" patients (those who had progressed on or failed to respond to previous treatment with HMAs) and patients in the IPSS-R Very High Risk category. Among the 184 patients (62% of patients in the trial) with primary HMA failure, mOS was 8.6 months in the rigosertib arm (127 patients) compared to 5.3 months in the best supportive care arm (57 patients), with a hazard ratio of 0.69 and a p value of 0.040. Among the 134 patients (45% of patients in the trial) who were in the IPSS-R Very High Risk category, mOS was 7.6 months in the rigosertib arm (93 patients) compared to 3.2 months in the best supportive care arm (41 patients), with a hazard ratio of 0.56 and a p value of 0.005.

        During 2014 and January 2015, we held meetings with the FDA, EMA, and several European national regulatory agencies to discuss and seek guidance on a path for approval of rigosertib IV in higher-risk MDS. We discussed, with both the FDA and EMA, potential for refining the clinical indication based on the demonstration of heterogeneity in the ONTIME trial patient population and the consequent definition of subgroups with high prognostic risk that appear to derive a greater benefit from rigosertib treatment. In January 2015, both the FDA and EMA expressed a preference for another randomized controlled trial with overall survival and overall response as clinically meaningful endpoints. Based on the feedback from the FDA and the EMA, and utilizing the results of the ONTIME trial, a protocol for a randomized controlled trial in a more homogeneous patient population is being developed. Pending regulatory approvals and appropriate financing, we hope to initiate enrollment in this trial as early as the second half of 2015. In light of the regulatory guidance, we stopped patient accrual in our 04-24 single-arm clinical trial of rigosertib IV in higher-risk MDS during the first quarter of 2015.

Safety and Tolerability of rigosertib IV in MDS and other hematologic malignancies

        More than 500 patients have been enrolled in the six Phase 1, 2 and 3 studies of IV rigosertib as monotherapy in MDS and other hematologic malignancies. Three of the Phase 1 and 2 studies are completed and clinical study reports (CSRs) are available. The three other studies are ongoing; thus final data are subject to change. The most frequent reason for study discontinuation (46.9%) was progressive disease (PD) based on 2006 International Working Group or IWG criteria (43.5%) or symptomatic deterioration (3.4%). The occurrence of adverse events (AEs) led to withdrawal of 22.7% of patients. Withdrawal was at patient's request in 15.9% of the cases. Eleven patients (2.7%) died of treatment emergent adverse events (TEAEs) while on study; none of the TEAEs leading to death were considered related to rigosertib. Using the Medical dictionary for Regulatory Activities (MedDRA) terminology, the most frequently reported drug-related TEAEs were in system organ class (SOC) categories of gastrointestinal (GI) disorders (28.0%) and general disorders and administration site conditions (20.0%). Individual TEAEs reported by at least 5% of patients across SOC categories included, by decreasing order of frequency, nausea (14.9%), fatigue (13.4%), diarrhoea (11.5%), constipation (7.8%), decreased appetite (5.6%), and vomiting (5.4%). The most frequently reported ≥ Grade 3 drug-related TEAEs were in the SOC categories of blood and lymphatic system disorders (7.8%) and Investigations (6.1%). Individual TEAEs reported by at least 1% of patients across SOC categories were anemia (4.1%); neutrophil count decreased and platelet count decreased (3.2% each); neutropenia and thrombocytopenia (2.2% each); hyponatraemia (2.0%); white blood cell count decreased (1.7%); febrile neutropenia (1.5%); fatigue (1.2%); and diarrhoea, delirium, and haematuria (1.0% each). Among the 10.0% of patients whose serious adverse events (SAEs) were considered drug-related, the two most frequent events were febrile neutropenia and delirium (1.2% of patients each). Other drug-related SAEs included hyponatraemia, confusional state, and mental status changes (0.7% each); fatigue, dehydration, dizziness, haematuria, pollakiuria, and dyspnoea (0.5% each); and anaemia, diabetes insipidus, abdominal distension, gastrointestinal haemorrhage, retroperitoneal fibrosis, asthenia, malaise, pyrexia, cholecystitis, bronchitis, lung infection, pneumonia, sepsis, septic shock, sinusitis fungal, urinary tract infection, muscular weakness, convulsion, headache, dysuria, renal failure, renal failure acute, pulmonary alveolar haemorrhage, and respiratory distress (0.2% each). Diabetes insipidus was reported as a new suspected unexpected serious adverse reaction. Three patients (0.7%), all enrolled in a Phase 1 dose-escalating study, experienced dose-limiting toxicities (DLTs), defined as drug-related TEAEs that occurred during the first cycle of rigosertib administration. DLTs included pneumonia, dysuria, and dyspnoea (1 patient, 0.2%, each).

Rigosertib oral in combination with azacitidine for MDS and AML

        We are currently enrolling patients in the Phase 2 portion of a Phase 1/2 clinical trial testing oral rigosertib in combination with azacitidine for patients with MDS and AML. In December 2014, we presented results from the Phase 1 portion of this trial at the Annual ASH Meeting. A total of 18 patients with MDS or non-proliferative AML, who were either previously untreated with hypomethylating agents, or who had failed or progressed on an HMA, were enrolled. The indicated dose of azacitidine (75 mg/m2/day) was given in combination with escalating doses of oral rigosertib in three successive cohorts (140-560 mg given two times daily). Oral rigosertib was administered from day one through day 21 of a 28-day cycle. Azacitidine was administered for seven days starting on day eight of the 28-day cycle. Nine patients with MDS, eight patients with AML and one patient with chronic myelomonocytic leukemia, or CMML, received the combination. Responses according to International Working Group criteria were observed. Marrow complete remission was achieved in five patients (2 AML; 3 MDS). Complete remission with incomplete recovery of blood counts was observed in four patients (1 AML; 3 MDS), and stable disease was observed in two patients (1 MDS; 1 CMML). Measures of hematological improvement, including increases in platelet (1 AML; 2 MDS patients), erythroid (2 MDS patients) and neutrophil (2 MDS patients) counts were observed with the combination. Notably, two MDS patients who responded to the combination of rigosertib and azacitidine had previously failed treatment with a hypomethylating agent administered as a single agent. The most frequently reported adverse events in cycle 1 included constipation, diarrhea, nausea, fatigue, hypotension, and pneumonia. The adverse events did not differ significantly among the three dosing cohorts. The only adverse events of Grade 3 or greater that occurred in more than one patient were pneumonia (4), neutropenia, (3), febrile neutropenia (2) and thrombocytopenia (2). Elevation in creatinine in one patient in the first cohort was deemed as a possible treatment-related Grade 3 dose-limiting toxicity that required subsequent expansion of the cohort. Overall, the adverse event profile did not appear to differ significantly from that reported for azacitidine alone.

        The combination dosing schedule of oral rigosertib in the final cohort (two doses per day; 560mg in the morning and 280 mg in the afternoon) given with the indicated dose of azacitidine was well tolerated and selected for the Phase 2 portion of the trial, which is now underway in multiple centers. The Phase 2 portion of the trial has been designed to assess whether treatment with rigosertib, in combination with azacitidine, has a beneficial effect on bone marrow function and bone marrow peripheral blood counts and symptoms of disease progression in patients with MDS and AML. Patient enrollment in the Phase 2 portion of this trial is projected to be completed in the second quarter of this year. We plan to present interim Phase 2 data from this trial at a scientific conference in the second quarter of 2015.

Rigosertib oral for lower-risk MDS

        Unlike higher-risk MDS patients who suffer from a shortfall in normal blood cells, or cytopenias, as well as elevated levels of cancer cells, or blasts in their bone marrow and bloodstream, lower-risk MDS patients suffer only from cytopenias, that is low levels of red blood cells, white blood cells or platelets. Thus, lower-risk MDS patients depend on transfusions and growth factors or other therapies to improve their low blood counts.

        In December 2013, we presented data at the Annual ASH Meeting from our Phase 2 trial with an oral formulation of rigosertib in lower-risk MDS patients. Phase 2 clinical data showed encouraging efficacy of single agent oral rigosertib (560 mg AM/560 mg PM) in transfusion-dependent, lower-risk MDS patients. Rigosertib was generally well tolerated, except for treatment-related urinary side effects seen at the 560 mg AM/560 mg PM dose. In an attempt to ameliorate the drug-related side effects, the dosing of oral rigosertib was changed to 560 mg AM/280 mg PM. This modified dosing and schedule has been tested in more than 50 patients in Phase 2 trials of lower-risk MDS. These studies indicate that modified dosing of oral rigosertib was well tolerated without significant urinary side effects. The reduced dosing also affected efficacy, necessitating additional pharmacokinetic and pharmacodynamics studies, which are now being planned. The nature of these studies is now being discussed with the study investigators and experts.

        Data presented at ASH in December 2013 also revealed the potential of a genomic methylation assessment as a tool to potentially identify patients likely to respond to oral rigosertib. We have extended a Phase 2 clinical trial to add an additional cohort of 20 patients to aid in the development of this genomic methylation test. We are collaborating with a methylation genomics company to refine the test. We expect to present or publish these findings this year. A second approach, aimed at patient selection and for the understanding of the mechanisms underlying the activity of rigosertib in lower-risk MDS, involves a patient-derived bone marrow cell culture system and has been developed by our collaborators at Columbia University Medical Center. Initial results from these in vitro studies will be presented at the American Association for Cancer Research conference in April 2015.

        On January 27, 2015, Baxter, our European collaboration partner for rigosertib in response to our delivery of a notice and materials relating to one of our Phase 2 clinical trials in lower-risk MDS, notified us that it has elected not to pursue additional clinical trials or the submission of a drug approval application for oral rigosertib in lower risk-MDS patients. The decision by Baxter does not alter the terms of our collaboration agreement. We have the right to continue the development of oral rigosertib in this indication on our own, and Baxter has the right to commercialize oral rigosertib for lower-risk MDS indications in its territory, subject to its ongoing compliance with the agreement, including payment of applicable milestones.

        We have conducted clinical trials and pre-clinical tests of rigosertib for the treatment of other cancers, including pancreatic cancer, head and neck cancers and other refractory cancers. At this time, we are focusing our development efforts with rigosertib to MDS and AML. We do, however, continue to expend resources and incur costs relating to legacy trials and tests for these indications.

Safety and Tolerability of rigosertib oral in MDS and other hematologic malignancies

        More than 200 patients have been enrolled in one of four Phase 1 and 2 studies of oral rigosertib as monotherapy in MDS and other hematologic malignancies. One study is completed and a CSR is available. The three other studies are ongoing; thus final data are subject to change. The main reasons for study discontinuation were Investigator's decision (25.0%) and PD per the 2006 IWG criteria (24.0%). The occurrence of AEs led to withdrawal of 17.7% of patients. Patients requested withdrawal in 13.5% of the cases. Five patients (5.2%) died of TEAEs while on study: none of the deaths were considered drug-related. The majority of patients (69.7%) experienced TEAEs that were considered drug-related. The most frequently reported drug-related TEAEs were in the SOC category of renal and urinary disorders (49.2% of patients); and 23.0% of patients experienced drug-related gastrointestinal disorders. Individual TEAEs reported by at least 5% of patients across SOC categories included, by decreasing order of frequency, pollakiuria (25.4%), dysuria (23.8%), haematuria (18.0%), urinary tract pain (16.4%), micturition urgency (14.8%), diarrhoea (11.5%), fatigue (10.7%), decreased appetite (9.0%), nausea (9.0%), urinary tract infection (8.2%), and cystitis (7.4%). Drug-related TEAEs were ≥ Grade 3 in 21.3% of the patients. The most frequently reported ≥ Grade 3 drug-related TEAEs were infections and infestations (6.6%), investigations (6.6%), and blood and lymphatic system disorders (5.7%). Individual TEAEs reported by at least 1% of patients included cystitis (4.1%); neutrophil count decreased and haematuria (3.3% each); neutropenia and urinary tract infection (2.5% each); and thrombocytopenia, platelet count decreased, hyponatraemia, dysuria, urinary tract pain, and dyspnoea (1.6% each). Among the 8.2% of patients whose SAEs were considered drug-related, the events were mostly urinary. Drug-related SAEs included cystitis (4.1%), urinary tract infection and haematuria (1.6% each); and anaemia, dysuria, micturition urgency, urinary tract pain, and dyspnoea (0.8% each). During Phase 1 studies, six patients (4.9%) experienced 11 DLTs, which were defined as drug-related TEAEs that occurred during the first cycle of rigosertib administration. These included neutropenia, pain, cystitis, alanine transaminase/aminotransferase increase, aspartate transaminase/aminotransferase increase, hypoalbuminaemia, hypocalcaemia, hyponatraemia, haematuria, dyspnoea, and haematoma.

Briciclib

        Our second clinical-stage product candidate is briciclib, a small molecule targeting an important intracellular regulatory protein, cyclin D1, which is often found at elevated levels in cancer cells. Cyclin D1 expression is regulated through a process termed cap-dependent translation, which requires the function of eukaryotic initiation factor 4E, or eIF4E, protein. In vitro evidence indicates briciclib binds to eIF4E, blocking cap-dependent translation of Cyclin D1 and other cancer proteins, such as c-MYC and VEGF, leading to tumor cell death. We are conducting a Phase 1 multisite dose-escalation trial of briciclib in patients with advanced solid tumors refractory to current therapies. Upon completion of the dose-escalation portion of the ongoing Phase 1 trial we will assess potential further development for briciclib.

Recilisib

        Our third clinical-stage product candidate, recilisib, has been developed in collaboration with the U.S. Department of Defense for acute radiation syndromes. We have conducted animal studies and clinical trials of recilisib under the FDA's Animal Efficacy Rule, which permits marketing approval for new medical countermeasures for which human efficacy studies are not feasible or ethical, by relying on evidence from animal studies in appropriate animal models to support efficacy in humans. We have completed four Phase 1 trials to evaluate the safety and pharmacokinetics of recilisib in healthy human adult subjects using both subcutaneous and oral formulations. Ongoing studies of recilisib are being conducted by third party collaborators with government funding, and we anticipate that any future development of recilisib beyond our ongoing studies would be conducted solely with government funding or in collaborations.

Preclinical Product Candidates

        In addition to our three clinical-stage product candidates, we have several product candidates that target kinases, cellular metabolism or cell division in preclinical development. We may utilize collaborations to further the development of these product candidates as we focus internally on our more advanced programs.

Research and Development

        Since commencing operations, we have dedicated a significant portion of our resources to the development of our clinical-stage product candidates, particularly rigosertib. We incurred research and development expenses of $49.4 million, $50.2 million, and $52.8 million during the years ended December 31, 2014, 2013, and 2012, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development.

Collaborations

  Baxter Healthcare SA

        In September 2012, we entered into a development and license agreement with a subsidiary of Baxter International Inc., Baxter Healthcare SA, or Baxter, granting Baxter an exclusive, royalty-bearing license for the research, development, commercialization and manufacture (in specified instances) of rigosertib in all therapeutic indications in Europe. Under the Baxter agreement, we are obligated to use commercially reasonable efforts, in accordance with a development plan agreed upon by the parties, to direct, coordinate and manage the development of rigosertib for certain specified indications. In addition, the agreement provides a mechanism to expand the scope of the collaboration for additional indications. Collaboration and development under our agreement with Baxter is guided by a joint steering committee.

        The initial indications specified in our agreement with Baxter are treatment of MDS with rigosertib IV, treatment of MDS with rigosertib oral, and treatment of pancreatic cancer. Treatment of MDS or AML with rigosertib oral in combination with azacitidine could be added as an additional indication in the future. The parties jointly determined not to pursue the pancreatic cancer indication after a December 2013 interim futility and safety analysis and, on January 27, 2015, Baxter notified us that it elected not to pursue additional clinical trials, or the submission of a drug approval application, for rigosertib oral in lower risk MDS patients. The decision by Baxter does not alter the terms of our agreement. We have the right to continue the development of oral rigosertib in this indication on our own, and Baxter has the right to commercialize oral rigosertib for lower-risk MDS indications in its territory, subject to its ongoing compliance with the agreement, including payment of applicable milestones.

        Under the terms of the agreement, Baxter made an upfront payment to us of $50.0 million, and we are eligible to receive pre-commercial milestone payments if specified development and regulatory milestones are achieved. The potential pre-commercial development milestone payments to the Company include $25,000,000 for each drug approval application filed for indications specified in the agreement, and up to $100,000,000 for marketing approval for each of the specified MDS indications. We can elect to have Baxter fund half of the costs of planned new Phase 3 clinical trial of rigosertib IV in higher-risk MDS patients, up to $15.0 million. If we do so elect, then the approval milestone for higher-risk MDS will be reduced by $15.0 million.

        In addition to these pre-commercial milestones, we are eligible to receive up to an aggregate of $250.0 million in milestone payments based on Baxter's achievement of pre-specified threshold levels of annual net sales of rigosertib. We are also entitled to receive royalties at percentage rates ranging from the low-teens to the low-twenties on net sales of rigosertib by Baxter in the licensed territory, and these royalty rates may be reduced depending on when we receive marketing approval for the use of rigosertib IV for MDS from the EMA or specified European Union countries, and whether or not a competing product for refractory MDS has been approved within a specified period after our receipt of approval for rigosertib IV for MDS.

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

        The agreement with Baxter will remain in effect until the expiration of all applicable royalty terms and satisfaction of all payment obligations in each licensed country, unless terminated earlier due to the uncured material breach or bankruptcy of a party, force majeure, or in the event of a specified commercial failure. We may terminate the agreement in the event that Baxter brings a challenge against us in relation to the licensed patents. Baxter may terminate the agreement without cause upon 180 days' prior written notice.

        In July 2012, Baxter purchased $50.0 million of our Series J convertible preferred stock, which converted to shares of our common stock immediately prior to the consummation of our initial public offering in July 2013 and invested an additional $5.0 million in our initial public offering.

  SymBio Pharmaceuticals Limited

        In July 2011, we entered into a license agreement with SymBio Pharmaceuticals Limited, or SymBio, as subsequently amended, granting SymBio an exclusive, royalty-bearing license for the development and commercialization of rigosertib in Japan and Korea. Under the SymBio license agreement, SymBio is obligated to use commercially reasonable efforts to develop and obtain market approval for rigosertib inside the licensed territory and we have similar obligations outside of the licensed territory. In January 2015, SymBio completed enrollment in a Phase 1 clinical trial testing rigosertib IV (SyB L-1101) for refractory/relapsed higher-risk MDS patients. SymBio is also evaluating rigosertib oral (SyB C-1101) in an ongoing domestic Phase 1 clinical trial for patients with higher-risk MDS. We have also entered into an agreement with SymBio to supply them with development-stage product. Under the SymBio license agreement we also agreed to supply commercial product to SymBio under specified terms that will be included in a commercial supply agreement to be negotiated prior to the first commercial sale of rigosertib. We have also granted SymBio a right of first negotiation to license or obtain the rights to develop and commercialize compounds having a chemical structure similar to rigosertib in the licensed territory.

        Under the terms of the SymBio license agreement, we received an upfront payment of $7.5 million. We are eligible to receive milestone payments of up to an aggregate of $22.0 million from SymBio upon the achievement of specified development and regulatory milestones for specified indications. Of the regulatory milestones, $5.0 million is due upon receipt of marketing approval in the United States of rigosertib IV in higher-risk MDS patients, $3.0 million is due upon receipt of marketing approval in Japan for rigosertib IV in higher-risk MDS patients, $5.0 million is due upon receipt of marketing approval in the United States for rigosertib oral in lower-risk MDS patients and $5.0 million is due upon receipt of marketing approval in Japan for rigosertib oral in lower-risk MDS patients. Furthermore, upon receipt of marketing approval in the United States and Japan for an additional specified indication of rigosertib, which we are currently not pursuing, an aggregate of $4.0 million would be due. In addition to these pre-commercial milestones, we are eligible to receive tiered milestone payments of up to an aggregate of $30.0 million based upon annual net sales of rigosertib by SymBio in the licensed territory. Further, under the terms of the SymBio license agreement, SymBio is obligated to make royalty payments to us at percentage rates ranging from the mid-teens to 20% based on net sales, if any, of rigosertib by SymBio in the licensed territory.

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

        Under the LLS funding agreement, as amended, we received funding of $8.0 million from LLS through 2012. We did not receive any funding from LLS in 2013 and we terminated the funding agreement effective as of March 2013. We are required to make specified payments to LLS, including payments payable upon execution of the first out-license; first approval for marketing by a regulatory body; completion of the first commercial sale of rigosertib; and achieving specified annual net sales levels of rigosertib. The extent of these payments and our obligations will depend on whether we out-license rights to develop or commercialize rigosertib to a third party, we commercialize rigosertib on our own or we combine with or are sold to another company. In addition, we will pay to LLS a single-digit percentage royalty of our net sales of rigosertib, if any. Following a $1.0 million repayment, which occurred in October 2012, the sum of our payments to LLS is capped at $23.0 million.

  Preclinical Collaboration

        In December 2012, we agreed to form GBO, LLC, or GBO, a joint venture entity owned by us and GVK Biosciences Private Limited, or GVK BIO, to collaborate on the development of two of our preclinical programs through filing of an IND and/or conducting proof of concept studies using our technology platform. GVK BIO has operational control of GBO and we have strategic and scientific control. During 2013, GVK BIO made an initial capital contribution of $500,000 in exchange for a 10% interest in GBO, and we contributed a sub-license to the intellectual property related to the two programs in exchange for a 90% interest. In November 2014, GVK BIO made a second capital contribution of $500,000 which increased its interest in GBO to 17.5% (which decreased our interest to 82.5%). GVK BIO will be required to make additional capital contributions over time, subject to specified conditions, and its interest in GBO will increase to as much as 50%. At specified times, we will be entitled to buy back from GVK BIO the rights to either of these two programs. In addition, upon the occurrence of certain events namely termination of our participation in the programs either with or without a change in control, GVK Bio will be entitled to purchase or obtain our interest in GBO.

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

  Rigosertib Patents

        As of March 2015, we owned or exclusively licensed 75 issued patents and 11 pending patent applications covering composition-of-matter, process, formulation and various indications for method-of-use for rigosertib filed worldwide, including seven patents and two patent applications in the United States. The U.S. composition-of-matter patent for rigosertib, which we in-licensed pursuant to the license agreement with Temple, currently expires in 2026. The U.S. method of treatment patent for rigosertib, which we also in-licensed from Temple, expires in 2025.

  Briciclib Patents

        As of March 2015, we owned or exclusively licensed 13 issued patents and three pending patent applications covering composition-of-matter, process, formulation and various indications for method-of-use for briciclib filed worldwide, including two patent in the United States. The U.S. composition-of-matter patent for briciclib expires in 2025.

  Recilisib Patents

        As of March 2015, we owned or exclusively licensed 57 issued patents and 31 pending patent applications covering composition of matter, formulation and various indications for method-of-use for recilisib filed worldwide, including four patents and five patent applications in the United States. The U.S. composition-of-matter patent for recilisib expires in 2020.

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

        We have received orphan designation for rigosertib for the treatment of MDS in the US and Europe. Our partner SymBio has received similar designation in Japan.

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

  Myelodysplastic Syndromes

        There are several ongoing clinical trials aimed at expanding the use of approved chemotherapeutic and immunomodulatory agents in higher-risk MDS, as well as several new clinical programs testing novel technologies in this area. Companies competing in this space include Eisai Inc. (decitabine), Celgene Corporation (azacitidine in combination with lenalidomide, Cell Therapeutics, Inc. (tosedostat in combination with decitabine or cytarabine), Cyclacel Pharmaceuticals, Inc. (sapacitabine), Mirati Therapeutics (mocetinostat in combination with azacitidine), and MEI Pharma (pacrinostat in combination with azacitidine). To our knowledge, there are no Phase 3 trials being conducted for higher-risk MDS patients who have failed treatment with hypomethylating agents. In the lower-risk MDS market, we face competition from a number of companies in mid-stage clinical trials, such as Celgene Corporation (lenalidomide), Array BioPharma Inc (ARRY-614), and Acceleron Pharma (sotatercept and luspatercept).

  Acute Radiation Syndrome

        Competitors developing products to address ARS include Soligenix, Inc., Cellerant Therapeutics, Inc., and Cleveland BioLabs, Inc. Each of these companies is working with the U.S. government to develop its products through federal contracts and grants.

Manufacturing

        Our product candidates are synthetic small molecules. Manufacturing activities must comply with FDA current good manufacturing practices, or cGMP, regulations. We conduct our manufacturing activities under individual purchase orders with third-party contract manufacturers, or CMOs. We have in place quality agreements with our key CMOs. We have also established an internal quality management organization, which audits and qualifies CMOs in the United States and abroad.

        We are working with CMOs to produce the rigosertib active pharmaceutical ingredient, which we believe will enable us to launch and commercialize rigosertib IV if and when marketing approval is obtained. Other CMOs produce rigosertib IV and rigosertib oral for use in our clinical trials. We believe that the manufacturing processes for the active pharmaceutical ingredient and finished drug products for rigosertib are being developed to adequately support future development and commercial demands.

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

Government Regulation

        As a pharmaceutical company that operates in the United States, we are subject to extensive regulation by the FDA, and other federal, state, and local regulatory agencies. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our products. Although the discussion below focuses on regulation in the United States, we anticipate seeking approval for, and marketing of, our products in other countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way through the EMA, but country-specific regulation remains essential in many respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and may not be successful.

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

        A sponsor may be able to request a special protocol assessment, or SPA, the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. A sponsor meeting the regulatory criteria may make a specific request for a SPA and provide information regarding the design and size of the proposed clinical trial. A SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the record. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the product candidate was identified after the testing began. A SPA is not binding if new circumstances arise, and there is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to a SPA. Having a SPA agreement does not guarantee that a product will receive FDA approval.

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

        Newly discovered or developed safety or effectiveness data may require changes to a product's approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA's policies may change, which could delay or prevent regulatory approval of our products under development or result in additional post-approval requirements.

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

  The Hatch-Waxman Amendments to the FDC Act

  Orange Book Listing

        In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant's product or method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA or 505(b)(2) application. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as "generic equivalents" to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug. 505(b)(2) applications provide for marketing of a drug product that may have the same active ingredients as the listed drug and contain the same full safety and effectiveness data as an NDA, but at least some of the information comes from studies not conducted by or for the applicant. The ANDA or 505(b)(2) applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA's Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA or 505(b)(2) applicant may also elect to submit a statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA or 505(b)(2) application will not be approved until all the listed patents claiming the referenced product have expired.

        A certification that the new product will not infringe the already approved product's listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA or 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA or 505(b)(2) application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) application until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) applicant.

        The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.

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

  Priority Review (United States) and Accelerated Review (European Union)

        Based on results of one or more Phase 3 clinical trials submitted in an NDA, upon the request of an applicant, a priority review designation may be granted to a product by the FDA, which sets the target date for FDA action on the application at six months from FDA filing, or eight months from the sponsor's submission. Priority review is given where preliminary estimates indicate that a product, if approved, has the potential to provide a safe and effective therapy where no satisfactory alternative therapy exists, or a significant improvement compared to marketed products is possible. If criteria are not met for priority review, the standard FDA review period is ten months from FDA filing, or 12 months from sponsor submission. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

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

        The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of any exclusivity—patent or non-patent—for a drug if certain conditions are met. Conditions for exclusivity include the FDA's determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA receive priority review designation, with all of the benefits that designation confers.

  Healthcare Reform

        In March 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act, which we refer to collectively as the Affordable Care Act. The Affordable Care Act substantially changes the way healthcare will be financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Affordable Care Act is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. .

        Among the Affordable Care Act's provisions of importance to the pharmaceutical industry are the following:

  •
  an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs ;

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

  •
  expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers' Medicaid rebate liability;

  •
  expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

  •
  new requirements to report annually specified financial arrangements with physicians and teaching hospitals, as defined in the Affordable Care Act and its implementing regulations, including reporting any "payments or transfers of value" made or distributed to prescribers, teaching hospitals, and other healthcare providers and reporting any ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection required beginning August 1, 2013 and reporting to the Centers for Medicare and Medicaid Services required by March 31, 2014 and by the 90th day of each subsequent calendar year;

  •
  a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;

  •
  a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

  •
  a mandatory nondeductible payment for employers with 50 or more full time employees (or equivalents) who fail to provide certain minimum health insurance coverage for such employees and their dependents, beginning in 2015 (pursuant to relief enacted by the Treasury Department).

        The Affordable Care Act also establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. Beginning in 2014, IPAB was mandated to propose changes in Medicare payments if it determines that the rate of growth of Medicare expenditures exceeds target growth rates. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for pharmaceutical products.

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

Employees

        As of December 31, 2014, we had 50 employees. As part of our efforts to conserve cash, we are reducing our headcount during the first half of 2015. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We believe that relations with our employees are good.

ITEM 1A.    RISK FACTORS

        You should carefully consider the following risk factors together with the other information contained in this Annual Report, including our financial statements and the related notes appearing in this report. We cannot assure you that any of the events discussed in the risk factors below will not occur. If any of the following risks actually occur, they may materially harm our business and our financial condition and results of operations. In this event, the market price of our common stock could decline and your investment could be lost. You should understand that it is not possible to predict or identify all such risks. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Risks Related to Our Financial Position and Capital Needs

If we are unable to meet our needs for additional funding in the future, we will be required to limit, scale back or cease operations.

        We do not have the funding resources necessary to carry out all of our proposed operating activities. We will need to obtain additional financing in the future in order to fully fund rigosertib or any other product candidates through the regulatory approval process. Accordingly, we may delay our planned clinical trials, including the planned new Phase 3 clinical trial of rigosertib IV in higher-risk MDS patients, until we secure adequate additional funding. If we seek to proceed with a new clinical trial without additional funding, we may receive questions or comments from the FDA, fail to obtain IRB approval, or find it more difficult to enroll patients in the trial. Additionally, we plan to scale down our operations in order to reduce spending on general and administrative functions, research and development, and other clinical trials, but may not be able to do so quickly .

        We are exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources. However, we may not be able to obtain additional funding on favorable terms, if at all. If we are unable to secure adequate additional funding, we will continue to delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business, operating results, financial condition and cash flows may be materially and adversely affected. We will incur substantial costs beyond the present and planned clinical trials in order to file a New Drug Application (NDA) for rigosertib. The nature, design, size and cost of further studies will depend in large part on the outcome of preceding studies and discussions with regulators.

        Our future capital requirements will depend on many factors, including:

  •
  timing and success of our clinical trials for rigosertib;

  •
  continued progress of and increased spending related to our research and development activities;

  •
  conditions in the capital markets and the biopharmaceutical industry, particularly with respect to raising capital or entering into strategic arrangements;

  •
  progress with preclinical experiments and clinical trials, including regulatory approvals necessary for advancement and continuation of our development programs;

  •
  changes in regulatory requirements and guidance of the FDA and other regulatory authorities, which may require additional clinical trials to evaluate safety and/or efficacy, and thus have significant impacts on our timelines, cost projections, and financial requirements;

  •
  ongoing general and administrative expenses related to our reporting obligations under the Exchange Act;

  •
  cost, timing, and results of regulatory reviews and approvals;

  •
  costs of any legal proceedings, claims, lawsuits and investigations;

  •
  success, timing, and financial consequences of any existing or future collaborative, licensing and other arrangements that we may establish, including potential granting of licenses to one or more of our programs in various territories, or otherwise monetizing one or more of our programs;

  •
  cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

  •
  costs of commercializing any of our other product candidates;

  •
  technological and market developments;

  •
  cost of manufacturing development; and

  •
  timing and volume of sales of products for which we obtain marketing approval.

        These factors could result in variations from our projected operating and liquidity requirements. Additional funds may not be available when needed, or, if available, we may not be able to obtain such funds on terms acceptable to us. If adequate funds are unavailable, we may be required, among other things, to:

  •
  delay, reduce the scope of or eliminate one or more of our research or development programs;

  •
  license rights to technologies, product candidates or products at an earlier stage than otherwise would be desirable or on terms that are less favorable to us than might otherwise be available;

  •
  obtain funds through arrangements that may require us to relinquish rights to product candidates or products that we would otherwise seek to develop or commercialize by ourselves; or

  •
  cease operations.

We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

        We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing and have not generated any revenue from product sales to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 1998. For the years ended

December 31, 2014, 2013 and 2012, we reported net losses of $63.8 million, $62.6 million and $29.9 million, respectively, and we had an accumulated deficit of $294.6 million at December 31, 2014.

        We expect to continue to incur significant expenses and operating losses for the foreseeable future. These losses may increase as we continue the research and development of, and seek regulatory approvals for, our product candidates, and potentially begin to commercialize any products that may achieve regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. For example, the FDA's and EMA's preference that we conduct an additional randomized Phase 3 clinical trial for rigosertib IV for higher-risk MDS will cause us to incur additional expenses and has altered our anticipated regulatory approval timeline. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Risks Related to Our Business and Industry

Our future success is dependent primarily on the regulatory approval and commercialization of our product candidates, including rigosertib.

        We do not have any products that have gained regulatory approval. Currently, our only clinical-stage product candidates are rigosertib, briciclib and recilisib, and rigosertib is our only late-stage product candidate.

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

Healthcare legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

        The regulations that govern, among other things, marketing approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain marketing approval. The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, or the Affordable Care Act, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms, any of which could negatively impact our business. A significant number of provisions are not yet, or have only recently become effective, but the Affordable Care Act is likely to continue the downward pressure on pharmaceutical and medical device pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

        In addition, other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation's automatic reduction to several government programs. This included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If we ever obtain regulatory approval and successfully commercialize our product candidates, these new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

        In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, established the Medicare Part D program and provided authority for limitingthe number of drugs that will be covered in any therapeutic class thereunder. The

Medicare Modernization Act, including its cost reduction initiatives, could decrease the coverage and reimbursement rate that we receive for any of our approved products. Furthermore, private payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors..

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

        We are highly dependent upon Ramesh Kumar, Ph.D., President and Chief Executive Officer; Thomas McKearn, M.D., Ph.D., President, Research and Development; Manoj Maniar, Ph.D., Senior

Vice President, Product Development; Steven Fruchtman, M. D., Chief Medical Officer and Senior Vice President, Research and Development and Ajay Bansal, Chief Financial Officer. Although we have employment agreements with the persons named above, these agreements are at-will and do not prevent such persons from terminating their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees, other than our President and Chief Executive Officer. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

If we are unable to attract and retain highly qualified employees, we may not be able to grow effectively.

        Our future and success depend on our ability to retain, manage and motivate our employees. During the first half of 2015, we are reducing our headcount in order to conserve cash. These activities, along with any other actions we are taking or may take to conserve cash, may make it more difficult to retain key employees. The loss of any member of our senior management team or the inability to hire or retain experienced management personnel could compromise our ability to execute our business plan and harm our operating results. Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. The competition for qualified personnel in the pharmaceutical field is intense and as a result, we may be unable to continue to retain qualified personnel necessary for the development of our business. In addition, if our development plans are successful, we will need additional managerial, operational, sales, marketing, financial and other resources, and may find it more difficult to attract such qualified personnel.

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

        We do not own or operate facilities for the manufacture of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently rely on a single source contract manufacturing organization, or CMO, for the chemical manufacture of active pharmaceutical ingredient for rigosertib, another CMO for the production of the rigosertib intravenous formulation, and a third CMO for the production of the rigosertib oral formulation for Phase 3 clinical trials. To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase the scale of production. We may need to identify additional CMOs for continued production of supply for our product candidates. In addition, regulatory authorities enforce cGMP through periodic inspections of active pharmaceutical ingredient, or API and drug product manufacturing sites, quality control contract laboratories and distribution centers. If we or our CMO fail to comply with applicable cGMP, the manufacturing data generated and subsequent API lots and drug product batches in our supply chain may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional API and drug product manufacturing before approving our marketing applications. In 2013, we began preparing a second CMO for potential manufacture of API and incurred significant expense to do so. During the first quarter of 2015, we suspended the original CMO for manufacture of the rigosertib intravenous formulation for quality related reasons, leaving us again with a single source of manufacture for this formulation. We have not yet identified alternate suppliers in the event the current CMOs we utilize are unable to scale production, or if we otherwise experience any problems with them. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, as we have experienced with respect to our existing CMOs, it could be expensive and take a significant amount of time to arrange for alternative suppliers. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them.

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

        On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a "first to file" system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the U.S. Patent and Trademark Office, or the USPTO, and may become involved in opposition, derivation, reexamination, inter-partes review, post grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, which could adversely affect our competitive position.

        Many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, did not become effective until March 16, 2013. Currently, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

Risks Related to Ownership of Our Common Stock

The trading market in our common stock has been extremely limited and substantially less liquid than the average trading market for a stock quoted on the NASDAQ Global Select Market.

        Since our initial listing on the NASDAQ Global Select Market on July 25, 2013, the trading market in our common stock has been limited and substantially less liquid than the average trading market for companies quoted on the NASDAQ Global Market. The quotation of our common stock on the NASDAQ Global Select Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock. As of December 31, 2014, approximately 42% of our outstanding shares of common stock was held by our officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates, which adversely affects the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

Our share price may be volatile, which could subject us to securities class action litigation and result in substantial losses to our stockholders.

        The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial listing on the NASDAQ Global Select Market on July 25, 2013 through December 31, 2014, the price of our common stock on the NASDAQ Global Select Market has ranged from $3.24 per share to $31.13 per share. In addition to the factors discussed in this "Risk Factors" section and elsewhere in this Annual Report, these factors include:

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

        Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates, including Baxter, together beneficially owned approximately 42% of our voting stock at December 31, 2014. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are an "emerging growth company" and we take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our common stock being less attractive to investors.

        We are an "emerging growth company," as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years.

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

        The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Under Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an "emerging growth company" as defined in the JOBS Act, we intend to utilize the provision exempting us from the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

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

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

        As a public company, we are incurring and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an "emerging growth company." We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and NASDAQ Stock Market. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations can make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

        We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. These future issuances of common stock or common stock-related securities, together with the exercise of outstanding options and any additional shares issued in connection with acquisitions, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

        Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers, including officers, employees and service providers of our subsidiaries and affiliates. The number of shares of our common stock available for future grant under our 2013 Equity Compensation Plan, which became effective in July 2013, was 1,012,310 as of December 31, 2014. Future option grants and issuances of common stock under our 2013 Equity Compensation Plan may have an adverse effect on the market price of our common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters and research facilities are located in Newtown, Pennsylvania, where we lease an aggregate of approximately 9,500 square feet of office and laboratory space, pursuant to lease agreements, the terms of which expire in March 2016 and August 2015, respectively. We have a second office located in Pennington, New Jersey, where we lease an aggregate of approximately 4,800 square feet of office space. Currently, this facility houses our clinical development, clinical operations, regulatory and commercial personnel. The lease for the Pennington, New Jersey facility will terminate in May 2015, at that time all domestic operations will be consolidated into the Newtown, Pennsylvania facility.

        We believe that our Newtown, Pennsylvania facility is adequate for our near-term needs. When our lease expires, we may exercise renewal options or look for additional or alternate space for our operations. We believe that suitable additional or alternative space would be available on commercially reasonable terms if required in the future.

        We lease temporary office space in Munich, Germany, for our European personnel.

ITEM 3.    LEGAL PROCEEDINGS

        We are not a party to any legal proceedings and we are not aware of any such proceedings contemplated by government authorities.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

' Table of Contents

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock began trading on the NASDAQ Global Select Market on July 25, 2013 under the symbol "ONTX." Prior to that time, there was no public market for our common stock. Shares sold in our initial public offering on July 24, 2013 were priced at $15.00 per share.

        The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market for the period indicated.

Year Ended December 31, 2013	High	Low
Third quarter (beginning July 25, 2013)	$30.00	$19.42
Fourth quarter	31.13	11.31

Year Ended December 31, 2014	High	Low
First Quarter	$16.22	$6.05
Second Quarter	6.49	4.10
Third Quarter	5.78	4.24
Fourth Quarter	5.00	3.24

Stockholders

        As of March 18, 2015, there were 174 holders of record for shares of our common stock. This does not reflect beneficial stockholders who held their common stock in "street" or nominee name through brokerage firms.

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

 Comparison of Cumulative Total Return*
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

Issuer Purchases of Equity Securities

        We did not purchase any of our registered equity securities during the fiscal quarter ended December 31, 2014.

Use of Proceeds from Registered Securities

        On July 30, 2013, we completed our initial public offering of 5,941,667 shares of our common stock, at a price of $15.00 per share, including 775,000 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares at the same price to cover over-allotments. We received net proceeds of $79,811,000 from the sale, net of underwriting discounts and commissions and other offering expenses. The offer and sale of all of the shares in the offering were registered under the Securities Act in accordance with our final prospectus filed on July 25, 2013 with the SEC pursuant to Rule 424(b)(4) of the Securities Act.

        Pending our operating needs, we invested the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments such as U.S. government securities and money market funds. Consistent with the planned use of proceeds described in in our final prospectus filed with the Securities and Exchange Commission pursuant to

Rule 424(b)(4) under the Securities Act on July 25, 2013, we used the net proceeds from our offering for the overall development of our product candidates, primarily to fund the clinical development of rigosertib, and to fund general and administrative expenses. From the completion of our offering through December 31, 2014, our cash expenditures have exceeded the net proceeds of our public offering.

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

	Years ended December 31,
	2014	2013	2012	2011
Consolidated Statement of Operations Data:
Revenue	$800,000	$4,753,000	$46,190,000	$1,487,000
Operating expenses:
General and administrative	15,119,000	16,793,000	15,707,000	6,436,000
Research and development	49,425,000	50,182,000	52,762,000	22,624,000

Total operating expenses	64,544,000	66,975,000	68,469,000	29,060,000

Loss from operations	(63,744,000)	(62,222,000)	(22,279,000)	(27,573,000)
Change in fair value of warrant liability	20,000	42,000	367,000	1,287,000
Interest expense	(2,000)	(4,000)	(8,608,000)	(19,000)
Other income, net	(50,000)	63,000	608,000	11,000

Net loss before income taxes	(63,776,000)	(62,121,000)	(29,912,000)	(26,294,000)
Income taxes	19,000	435,000	—	—

Net loss	(63,795,000)	(62,556,000)	(29,912,000)	(26,294,000)
Net loss attributable to non-controlling interest	113,000	13,000	—	—

Net loss attributable to Onconova Therapeutics, Inc	(63,682,000)	(62,543,000)	(29,912,000)	(26,294,000)
Accretion of redeemable convertible preferred stock	—	(2,320,000)	(3,953,000)	(4,020,000)

Net loss applicable to common stockholders	$(63,682,000)	$(64,863,000)	$(33,865,000)	$(30,314,000)

Net loss per share of common stock, basic and diluted	$(2.94)	$(6.12)	$(15.35)	$(14.18)

Basic and diluted weighted average shares outstanding	21,653,536	10,594,227	2,206,888	2,137,403

	Years ended December 31,
	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$43,582,000	$100,003,000	$81,527,000	$2,713,000
Total assets	47,337,000	105,153,000	83,852,000	4,462,000
Total liabilities	23,715,000	24,253,000	40,843,000	12,081,000
Accumulated deficit	(294,578,000)	(230,896,000)	(168,353,000)	(138,441,000)
Total stockholders' equity (deficit)	23,622,000	80,900,000	(158,306,000)	(138,419,000)

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

Overview

        We are a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule drug candidates to treat cancer. Using our proprietary chemistry platform, we have created an extensive library of targeted anti-cancer agents designed to work against specific cellular pathways important to cancer cells. We believe that the drug candidates in our pipeline have the potential to be efficacious in a variety of cancers. We have three clinical-stage product candidates (one of which is being developed for treatment of acute radiation syndromes, not cancer) and several preclinical programs, with the majority of our current efforts focused on our lead product candidate, rigosertib, which is being tested as a single agent and in combination with azacitidine, in clinical trials of patients with myelodysplastic syndromes, or MDS, and related cancers.

        We are currently developing the protocol for a new Phase 3 clinical trial of rigosertib, our most advanced product candidate. Based on separate discussions with both the U.S. Food and Drug Administration, or FDA, and European Medical Authorities, or EMA, we anticipate a randomized controlled trial of rigosertib IV in a more homogeneous patient population than in our prior clinical trials, which has appeared in our prior clinical trials to derive a greater benefit from rigosertib treatment. We are also continuing the Phase 2 portion of a clinical trial of rigosertib oral in combination with azacitidine for patients with MDS and acute myelogenous leukemia, or AML, and an extended portion of a Phase 2 clinical trial of rigosertib oral for patients with lower-risk MDS in order to assess the utility of bone marrow genomic methylation patterns and genomic DNA testing for the identification of patients more likely to respond to rigosertib. We anticipate presenting interim Phase 2 data from our combination trial, as well as data from in vitro studies evaluating the activity of rigosertib in lower-risk MDS, during the second quarter of 2015.

        At December 31, 2014, we had approximately $43.6 million in cash and cash equivalents. We do not believe that we will be able to complete our planned new Phase 3 clinical trial of rigosertib IV without raising additional funds. Accordingly, we are taking significant actions to conserve cash (including headcount reductions) and are evaluating other cash conservation measures, while exploring various dilutive and non-dilutive sources of funding. If we are not able to raise sufficient funds when needed, our operations, including our existing and planned clinical trials, will be negatively impacted.

Rigosertib

        Rigosertib, is being tested as a single agent and in combination with azacitidine, in clinical trials of patients with MDS and related cancers. To date, we have enrolled more than 1,000 patients in rigosertib clinical trials. We have collaboration agreements with Baxter Healthcare SA, or Baxter, and SymBio Pharmaceuticals Limited, or SymBio, which grant Baxter certain rights to commercialize rigosertib in Europe and grant SymBio certain rights to commercialize rigosertib in Japan and Korea. We have retained development and commercialization rights to rigosertib in the rest of the world, including in the United States. Rigosertib is a small molecule that inhibits cellular signaling in cancer cells by acting as a Ras mimetic. This is believed to be mediated by the binding of rigosertib to the Ras-binding domain, or RBD, found in many Ras effector proteins, including the Raf and PI3K kinases. In contrast to many other kinase inhibitors, rigosertib does not interact at the adenosine triphosphate binding site, but acts via allosteric inhibition. This mechanism of action exemplifies a new approach to block the interactions between Ras and its targets containing RBD sites. We believe that rigosertib may have activity in MDS due to its targeting of Ras and Ras effector proteins, which are associated with the pathogenesis of myeloid neoplasms.

Rigosertib IV for higher-risk MDS

        In February 2014, we announced topline survival results from our multi-center Phase 3 clinical trial of rigosertib IV as a single agent, which we refer to as our "ONTIME" trial. The ONTIME trial was a randomized, controlled study, where eligible patients must have progressed on, failed to respond to or relapsed after prior therapy with HMAs, have excess blasts (5-30% blasts) and have at least one cytopenia. Complete results from the trial, presented at the 2014 Annual American Society of Hematology Meeting, or 2014 ASH Meeting, showed numerical improvement in median overall survival in the rigosertib treated patients. However, the observed improvement in survival of 2.3 months was not sufficient to establish the required level of statistical significance and, therefore did not achieve the primary endpoint of the trial.

        While the ONTIME trial did not meet its primary endpoint in the intent-to-treat population, improvements in median overall survival (mOS) were observed in various pre-specified and exploratory subgroups of patients, including "primary HMA failure" patients (those who had progressed on or failed to respond to previous treatment with HMAs) and patients in the IPSS-R Very High Risk category.

        During 2014 and January 2015, we held meetings with the FDA, EMA, and several European national regulatory agencies to discuss and seek guidance on a path for approval of rigosertib IV in higher-risk MDS. We discussed with both the FDA and EMA potential for refining the clinical indication based on the demonstration of heterogeneity in the ONTIME trial patient population and the consequent definition of subgroups with high prognostic risk that appear to derive a greater benefit from rigosertib treatment. In January 2015, both the FDA and EMA expressed a preference for another randomized controlled trial with overall survival and overall response as clinically meaningful endpoints. Based on the feedback from the FDA and the EMA, and utilizing the results of the ONTIME trial, the protocol for a randomized controlled trial in a more homogeneous patient population is being developed. Pending regulatory approvals and appropriate financing, we hope to initiate enrollment in this trial as early as the second half of 2015. In light of the regulatory guidance we stopped patient accrual in our 04-24 single-arm clinical trial of rigosertib IV in higher-risk MDS during the first quarter of 2015.

Rigosertib oral in combination with azacitidine in MDS and AML

        We are currently enrolling patients in the Phase 2 portion of a Phase 1/2 clinical trial testing oral rigosertib in combination with azacitidine for patients with MDS and AML. In December 2014, we presented results from the Phase 1 portion of this trial at the Annual ASH Meeting. The Phase 2 portion of the trial has been designed to assess whether treatment with rigosertib, in combination with azacitidine, has a beneficial effect on bone marrow and peripheral blood counts and symptoms of disease progression in patients with MDS and AML. Patient enrollment in the Phase 2 portion of this trial is projected to be completed by the end of the second quarter of this year. We plan to present interim Phase 2 data from this trial at a scientific conference in the second quarter of 2015.

Oral Rigosertib for lower-risk MDS

        Unlike higher-risk MDS patients who suffer from a shortfall in normal blood cells, or cytopenias, as well as elevated levels of cancer cells, or blasts in their bone marrow and bloodstream, lower-risk MDS patients suffer only from cytopenias, that is low levels of red blood cells, white blood cells or platelets. Thus, lower-risk MDS patients depend on transfusions and growth factors or other therapies to improve their low blood counts.

        In December 2013, we presented data at the Annual ASH Meeting from our Phase 2 trial with an oral formulation of rigosertib in lower-risk MDS patients. Phase 2 clinical data showed encouraging efficacy of single agent oral rigosertib (560 mg AM/560 mg PM) in transfusion-dependent, lower-risk MDS patients. Rigosertib was generally well tolerated, except for treatment-related urinary side effects seen at the 560 mg AM/560 mg PM dose. In an attempt to ameliorate the drug-related side effects, the dosing of oral rigosertib was changed to 560 mg AM/280 mg PM. This modified dosing and schedule has been tested in more than 50 patients in Phase 2 trials of lower-risk MDS. These studies indicate that modified dosing of oral rigosertib is well tolerated and without significant urinary side effects. The reduced dosing also affected efficacy, necessitating additional pharmacokinetic and pharmacodynamics studies, which are now being planned. The nature of these studies is now being discussed with the study investigators and experts.

        Data presented at ASH in December 2013 also revealed the potential of a genomic methylation assessment as a tool to potentially identify patients likely to respond to oral rigosertib. We have extended a Phase 2 clinical trial to add an additional cohort of 20 patients in the development of this genomic methylation test. We are collaborating with a methylation genomics company to refine the test. We expect to present or publish these findings this year. A second approach, aimed at patient selection and for the understanding of the mechanisms underlying the activity of rigosertib in lower-risk MDS, involves a patient-derived bone marrow cell culture system and has been developed by our collaborators at Columbia University Medical Center. Initial results from these in vitro studies will be presented at the American Association for Cancer Research conference in April 2015.

        On January 27, 2015, Baxter, our European collaboration partner for rigosertib in response to our delivery of a notice and materials relating to one of our Phase 2 clinical trials in lower-risk MDS, notified us that it has elected not to pursue additional clinical trials or the submission of a drug approval application for oral rigosertib in lower risk-MDS patients. The decision by Baxter does not alter the terms of our collaboration agreement. We have the right to continue the development of oral rigosertib in this indication on our own, and Baxter has the right to commercialize oral rigosertib for lower-risk MDS indications in its territory, subject to its ongoing compliance with the agreement, including payment of applicable milestones.

Briciclib

        Our second clinical-stage product candidate is briciclib, a small molecule targeting an important intracellular regulatory protein, cyclin D1, which is often found at elevated levels in cancer cells. Cyclin D1 expression is regulated through a process termed cap-dependent translation, which requires the function of eukaryotic initiation factor 4E, or eIF4E, protein. In vitro evidence indicates briciclib binds to eIF4E, blocking cap-dependent translation of Cyclin D1 and other cancer proteins, such as c-MYC and VEGF, leading to tumor cell death. We are conducting a Phase 1 multisite dose-escalation trial of briciclib in patients with advanced solid tumors refractory to current therapies. Upon completion of the dose-escalation portion of the ongoing Phase 1 trial, which we project in the second half of 2015, we will assess potential further development for briciclib.

Recilisib

        Our third clinical-stage product candidate, recilisib, is being developed in collaboration with the U.S. Department of Defense for acute radiation syndromes. We have conducted animal studies and clinical trials of recilisib under the FDA's Animal Efficacy Rule, which permits marketing approval for new medical countermeasures for which human efficacy studies are not feasible or ethical, by relying on evidence from animal studies in appropriate animal models to support efficacy in humans. We have completed four Phase 1 trials to evaluate the safety and pharmacokinetics of recilisib in healthy human adult subjects using both subcutaneous and oral formulations. Ongoing studies of recilisib are being conducted by third parties with government funding, and we anticipate that any future development of recilisib beyond our ongoing studies would be conducted solely with government funding or in collaborations.

Preclinical Product Candidates

        In addition to our three clinical-stage product candidates, we have several product candidates that target kinases, cellular metabolism or cell division in preclinical development. We may explore additional collaborations to further the development of these product candidates as we focus internally on our more advanced programs.

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

        Since commencing operations we have dedicated a significant portion of our resources to our development efforts for our clinical-stage product candidates, particularly rigosertib. We incurred research and development expenses of $49.4 million, $50.2 million and $52.8 million during the years ended December 31, 2014, 2013 and 2012, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance our preclinical programs and our clinical-stage product candidates. In July 2013, we completed our initial public offering, or IPO, from which we received net proceeds of $79.8 million. Prior to the consummation of the IPO, we funded our operations primarily through the sale of preferred stock amounting to $144.7 million, including $50.0 million that Baxter invested in our Preferred Stock in 2012, as well as proceeds from the issuance of convertible debt and a stockholder loan amounting to $26.8 million in the aggregate, all of which was later converted into shares of our Preferred Stock, and upfront payments of $7.5 million from SymBio and $50.0 million from Baxter in connection with our collaboration agreements. We have also received an aggregate of $8.0 million from The Leukemia and Lymphoma Society, or LLS, under a funding agreement. Under our collaboration agreements with Baxter and SymBio, we are also eligible to receive various milestone payments upon the achievement of specified development and regulatory milestones and up to $280.0 million upon the achievement of specified commercialization milestones, as well as tiered royalties, at percentage rates ranging from the low-teens to low-twenties, on any future net sales of products resulting from these collaborations. As of December 31, 2014, we had $43.6 million in cash and cash equivalents.

        Our net losses were $63.8 million, $62.6 million and $29.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. We recognized revenues of $0.8 million, $4.8 million and $46.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $294.6 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even as milestones under our license and collaboration agreements may be met. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. We may rely on licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories. If we choose to build a commercial infrastructure to support marketing in the United States for any of our product candidates that achieve regulatory approval, such commercial infrastructure could be expected to include a targeted, oncology sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to having any certainty about marketing approval. Furthermore, we have and expect to continue to incur additional costs associated with operating as a public company.

        We do not have the funding resources necessary to carry out all of our proposed operating activities. We will need to obtain additional financing in the future in order to fully fund rigosertib or any other product candidates through the regulatory approval process. Accordingly, we may delay our planned clinical trials, including the planned new Phase 3 clinical trial of rigosertib IV in higher-risk MDS, until we secure adequate additional funding. If we seek to proceed with a new clinical trial without additional funding, we may receive questions or comments from the FDA, fail to obtain IRB approval, or find it more difficult to enroll patients in the trial. Additionally, we plan to scale down our operations in order to reduce spending on general and administrative functions, research and development, and other clinical trials. We are exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources. If we are unable to secure adequate additional funding, we will continue to delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business, operating results, financial condition and cash flows may be materially and adversely affected. We will incur substantial costs beyond the present and planned clinical trials in order to file a New Drug Application (NDA) for rigosertib. The nature, design, size and cost of further studies will depend in large part on the outcome of preceding studies and discussions with regulators.

Collaboration Agreements

Baxter Healthcare SA

        In September 2012, we entered into a development and license agreement with a subsidiary of Baxter International Inc., Baxter Healthcare SA, or Baxter, granting Baxter an exclusive, royalty-bearing license for the research, development, commercialization and manufacture (in specified instances) of rigosertib in all therapeutic indications in Europe. Under the Baxter agreement, we are obligated to use commercially reasonable efforts, in accordance with a development plan agreed upon by the parties, to direct, coordinate and manage the development of rigosertib for certain specified indications. In addition, the agreement provides a mechanism to expand the scope of the collaboration for additional indications. Collaboration and development under our agreement with Baxter is guided by a joint steering committee.

        The initial indications specified in our agreement with Baxter are treatment of MDS with rigosertib IV, treatment of MDS with rigosertib oral, and treatment of pancreatic cancer. Treatment of MDS or AML with rigosertib oral in combination with azacitidine could be added as an additional indication in the future. At this time, the focus of our collaboration with Baxter is treatment of higher risk MDS with rigosertib IV. The parties jointly determined not to pursue the pancreatic cancer indication after a December 2013 interim futility and safety analysis and, on January 27, 2015, Baxter notified us that it elected not to pursue additional clinical trials, or the submission of a drug approval application, for rigosertib oral in lower risk MDS patients. The decision by Baxter does not alter the terms of our agreement. We have the right to continue the development of oral rigosertib in this indication on our own and Baxter has the right to commercialize oral rigosertib for lower-risk MDS indications in its territory, subject to its ongoing compliance with the agreement, including payment of applicable milestones.

        Under the terms of the agreement, Baxter made an upfront payment to us of $50.0 million, and we are eligible to receive pre-commercial milestone payments if specified development and regulatory milestones are achieved. The potential pre-commercial development milestone payments to the Company include $25,000,000 for each drug approval application filed for indications specified in the agreement, and up to $100,000,000 for marketing approval for each of the specified MDS indications. We can also elect to have Baxter fund half of the costs of planned new Phase 3 clinical trial of rigosertib IV in higher-risk MDS patients, up to $15.0 million. If we do so elect, then the approval milestone for higher-risk MDS will be reduced by $15.0 million.

        In addition to these pre-commercial milestones, we are eligible to receive up to an aggregate of $250.0 million in milestone payments based on Baxter's achievement of pre-specified threshold levels of annual net sales of rigosertib. We are also entitled to receive royalties at percentage rates ranging from the low-teens to the low-twenties on net sales of rigosertib by Baxter in the licensed territory, and these royalty rates may be reduced depending on when we receive marketing approval for the use of rigosertib IV for MDS from the EMA or specified European Union countries, and whether or not a competing product for refractory MDS has been approved within a specified period after our receipt of approval for rigosertib IV for MDS.

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

        The agreement with Baxter will remain in effect until the expiration of all applicable royalty terms and satisfaction of all payment obligations in each licensed country, unless terminated earlier due to the uncured material breach or bankruptcy of a party, force majeure, or in the event of a specified commercial failure. We may terminate the agreement in the event that Baxter brings a challenge against us in relation to the licensed patents. Baxter may terminate the agreement without cause upon 180 days' prior written notice.

        In July 2012, Baxter purchased $50.0 million of our Series J convertible preferred stock, which converted to shares of our common stock immediately prior to the consummation of our initial public offering in July 2013 and invested an additional $5.0 million in our initial public offering.

SymBio Pharmaceuticals Limited

        In July 2011, we entered into a license agreement with SymBio Pharmaceuticals Limited, or SymBio, as subsequently amended, granting SymBio an exclusive, royalty-bearing license for the development and commercialization of rigosertib in Japan and Korea. Under the SymBio license agreement, SymBio is obligated to use commercially reasonable efforts to develop and obtain market approval for rigosertib inside the licensed territory and we have similar obligations outside of the licensed territory. In January 2015, SymBio completed enrollment in a Phase 1 clinical trial testing rigosertib IV (SyB L-1101) for refractory/relapsed higher-risk MDS patients. SymBio is also evaluating rigosertib oral (SyB C-1101) in an ongoing domestic Phase 1 clinical trial for patients with higher-risk MDS. We have also entered into an agreement with SymBio to supply them with development-stage product. Under the SymBio license agreement we also agreed to supply commercial product to SymBio under specified terms that will be included in a commercial supply agreement to be negotiated prior to the first commercial sale of rigosertib. We have also granted SymBio a right of first negotiation to license or obtain the rights to develop and commercialize compounds having a chemical structure similar to rigosertib in the licensed territory.

        Under the terms of the SymBio license agreement, we received an upfront payment of $7.5 million. We are eligible to receive milestone payments of up to an aggregate of $22.0 million from SymBio upon the achievement of specified development and regulatory milestones for specified indications. Of the regulatory milestones, $5.0 million is due upon receipt of marketing approval in the United States of rigosertib IV in higher-risk MDS patients, $3.0 million is due upon receipt of marketing approval in Japan for rigosertib IV in higher-risk MDS patients, $5.0 million is due upon receipt of marketing approval in the United States for rigosertib Oral in lower-risk MDS patients and $5.0 million is due upon receipt of marketing approval in Japan for rigosertib Oral in lower-risk MDS patients. Furthermore, upon receipt of marketing approval in the United States and Japan for an additional specified indication of rigosertib, which we are currently not pursuing, an aggregate of $4.0 million would be due. In addition to these pre-commercial milestones, we are eligible to receive tiered milestone payments of up to an aggregate of $30.0 million based upon annual net sales of rigosertib by SymBio in the licensed territory. Further, under the terms of the SymBio license agreement, SymBio is obligated to make royalty payments to us at percentage rates ranging from the mid-teens to 20% based on net sales, if any, of rigosertib by SymBio in the licensed territory.

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

        Under the LLS funding agreement, as amended, we received funding of $8.0 million from LLS through 2012. We did not receive any funding from LLS in 2013 and we terminated the funding agreement effective as of March 2013. We are required to make specified payments to LLS, including payments payable upon execution of the first out-license; first approval for marketing by a regulatory body; completion of the first commercial sale of rigosertib; and achieving specified annual net sales levels of rigosertib. The extent of these payments and our obligations will depend on whether we out-license rights to develop or commercialize rigosertib to a third party, we commercialize rigosertib on our own or we combine with or are sold to another company. In addition, we will pay to LLS a single-digit percentage royalty of our net sales of rigosertib, if any. Following a $1.0 million repayment, which occurred in October 2012, the sum of our payments to LLS is capped at $23.0 million.

Preclinical Collaboration

        In December 2012, we agreed to form GBO, LLC, or GBO, an entity owned by us and GVK Biosciences Private Limited, or GVK BIO, to collaborate on the development of two of our preclinical programs. GVK BIO made an initial capital contribution of $500,000 in exchange for a 10% interest in GBO and we contributed a sub-license to the intellectual property related to the two programs in exchange for a 90% interest. In November 2014, GVK BIO made a second capital contribution of $500,000 in exchange for an additional 7.5% interest in GBO. GVK BIO will be required to make additional capital contributions over time, subject to specified conditions, and its interest in GBO will increase to as much as 50%. At specified times, we will be entitled to buy back from GVK BIO the rights to either of these two programs. In addition, upon the occurrence of certain events namely termination of our participation in the programs either with or without a change in control, GVK BIO will be entitled to purchase or obtain our interest in GBO.

Financial Overview

  Revenue

        To date, we have derived revenue principally from activities pursuant to our collaboration arrangements with Baxter and SymBio as well as from grants and research agreements. The following table sets forth a summary of revenue recognized from our collaboration agreements and research agreements for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Baxter license and collaboration revenue	$334,000	$4,176,000	$45,490,000
SymBio license and collaboration revenue	466,000	577,000	503,000
Research funding	—	—	197,000

	$800,000	$4,753,000	$46,190,000

        We have not generated any revenue from commercial product sales. In the future, if any of our product candidates currently under development are approved for commercial sale in the United States and Canada, we may generate revenue from product sales, or alternatively, we may choose to select a collaborator to commercialize our product candidates in these markets.

        The Baxter collaboration agreement is considered to be a multiple-element arrangement for accounting purposes. We determined that there are two deliverables under the Baxter agreement; specifically, the license to rigosertib for Europe and the related research and development services that we are obligated to provide. We concluded that $42.4 million of the fixed and determinable $50.0 million upfront payment was associated with the license and $7.6 million was associated with the research and development services. We recognized the entire $42.4 million associated with the upfront license as revenue during the third quarter of 2012 upon the execution of the Baxter agreement, and we recognized the research and development services revenue of $7.6 million on the proportional performance method over the period of commitment and development, which was estimated to be through March 31, 2014, the period of our non-contingent obligations to perform research and development services sufficient to advance rigosertib. For the years ended December 31, 2014, 2013 and 2012, we recognized $0.3 million, $4.2 million and $3.1 million, respectively, of research and development services revenue under the Baxter agreement.

        The SymBio collaboration agreement is also considered to be a multiple-element arrangement for accounting purposes. We determined that there were three deliverables under the SymBio collaboration agreement; specifically, the license to rigosertib for Japan and Korea, our obligation to perform research and development services necessary for SymBio to seek approval in its territory and our obligation to participate on a joint steering committee. We concluded that these deliverables should be accounted for as a single unit of accounting. We determined that the $7.5 million upfront payment received in 2011 should be deferred and recognized as revenue on a straight-line basis through December 2027, reflecting our estimate of when we will complete our obligations under the agreement. For the years ended December 31, 2014, 2013 and 2012, we recognized revenues of $455,000, $455,000 and $455,000, respectively, under the SymBio collaboration agreement. In addition, we recognized revenues of $11,000, $122,000 and $48,000 for the years ended December 31, 2014, 2013 and 2012, respectively, related to the supply agreement with SymBio.

        Pursuant to our funding agreement with LLS, during the year ended December 31, 2012, we paid $1.0 million to LLS, which we recorded as research and development expenses. This payment reduced the maximum milestone and royalty payment obligation under this agreement to $23.0 million at December 31, 2014.

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

        As a result of the potential obligation to pay back to LLS the total amount of funding received under this arrangement, the $8.0 million of milestone payments we received through December 31, 2014 has been recorded as deferred revenue.

        In December 2012, we agreed to form GBO, an entity owned by both us and GVK BIO. The purpose of GBO is to collaborate on and develop two programs through filing of an investigational new drug application ("IND") and/or conducting proof of concept studies using our technology platform. During 2013, GVK BIO made an initial capital contribution of $500,000 in exchange for a 10% interest in GBO, and we made an initial capital contribution of a sub-license to all the intellectual property controlled by us related to two specified programs in exchange for a 90% interest. Under the terms of the agreement, GVK BIO may make additional capital contributions. The GVK BIO percentage interest in GBO may change from the initial 10% to up to 50%, depending on the amount of its total capital contributions. During November 2014, GVK BIO made an additional capital contribution which increased its interest in GBO to 17.5%. At specified times, we will be entitled to buy back from

GVK BIO the rights to either of these two programs. In addition, upon the occurrence of certain events namely termination of our participation in the programs either with or without a change in control, GVK BIO will be entitled to purchase or obtain our interest in GBO. GVK BIO will have operational control of GBO and we will have strategic and scientific control.

        GBO is consolidated in our financial statements for the year ended December 31, 2014, which means that we included its assets and liabilities in our balance sheets and its expenses in our statements of operations, less those amounts comprising the non-controlling interest. The consolidation of GBO did not have a material effect on our consolidated financial position or results of operations.

  Operating Expenses

        The following table summarizes our operating expenses for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
General and administrative	$15,119,000	$16,793,000	$15,707,000
Research and development	49,425,000	50,182,000	52,762,000

Total operating expenses	$64,544,000	$66,975,000	$68,469,000

  General and Administrative Expenses

        General and administrative expenses consist principally of salaries and related costs for executive and other administrative personnel, including stock-based compensation and travel expenses. Other general and administrative expenses include facility-related costs, communication expenses, insurance and professional fees for legal, patent review, consulting and accounting services.

        We anticipate that our general and administrative expenses will decrease in the short-term but would increase in the future with the continued research and development and potential commercialization of our product candidates. These increases will likely include increased costs for insurance, costs related to the hiring of additional personnel and payments to outside consultants among other expenses. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and expense as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

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

  •
  direct expenses for maintenance of research equipment, clinical trial insurance and other supplies; and

  •
  costs associated with preclinical activities and regulatory operations.

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

        Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We plan to decrease our research and development expenses in the short-term by reducing the number of product candidates currently under development.

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

        The following table summarizes our research and development expenses by functional area for the years ended December 31, 2014, 2013 and 2012:

	Twelve Months Ended December 31,
	2014	2013	2012
Pre-clinical & clinical development	$25,304,000	$28,693,000	$20,957,000
Milestones & royalties	—	—	13,500,000
Personnel related	10,336,000	9,059,000	4,876,000
Manufacturing, formulation & development	5,069,000	4,967,000	3,362,000
Stock-based compensation	2,986,000	3,170,000	6,645,000
Consulting fees	5,731,000	4,293,000	3,422,000

	$49,425,000	$50,182,000	$52,762,000

        It is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, an assessment of each product candidate's commercial potential and our available funds.

  Change in Fair Value of Warrant Liability

        We issued Series G preferred stock warrants in connection with a loan and security agreement and also with the issuance of Series G preferred stock. The warrants are classified as liabilities since they might require a transfer of assets because of the redemption features of the underlying preferred stock. Immediately prior to the consummation of the IPO, the Series G Preferred Stock warrants outstanding were automatically converted into Common Stock warrants (after giving effect to the one-for-1.333 reverse stock split). The value of the warrants is adjusted to current fair value at each reporting period end using the Black-Scholes model.

  Interest Expense and Other Income, Net

        Other income, net consists principally of interest income earned on cash and cash equivalent balances, foreign exchange gains and losses and income earned on our sale of New Jersey state net operating losses in 2012.

        Interest expense for the years ended December 31, 2014, 2013 and 2012 consisted of cash paid and non-cash interest expense related to our prior loan from a stockholder and convertible promissory notes payable, as well as a charge of $8.2 million for the unamortized contingent beneficial conversion feature upon conversion of those promissory notes into shares of Series I convertible preferred stock in 2012.

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

        While our significant accounting policies are described in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

        Effective January 1, 2011, we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements , or ASU 2009-13. This guidance, which applies to multiple-element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual value method. The selling prices of deliverables under an arrangement may be derived using third-party evidence, or TPE, or a best estimate of selling price, or BESP, if vendor-specific objective evidence of fair value, or VSOE, is not available. The objective of BESP is to determine the price at which we would transact a sale if the element within the license agreement was sold on a standalone basis. Establishing BESP involves management's judgment and takes into account multiple factors, including market conditions and company-specific factors, such as those factors contemplated in negotiating the agreements as well as internally developed models that include assumptions related to market opportunity, discounted cash flows, estimated development costs, probability of success, and the time needed to commercialize a product candidate pursuant to the license. In validating the BESP, management considers whether changes in key assumptions used to determine the BESP will have a significant effect on the allocation of the arrangement consideration between the multiple deliverables. We may use third-party valuation specialists to assist us in determining BESP. Deliverables under the arrangement are separate units of accounting if (i) the delivered item has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within our control. The arrangement consideration that is fixed or determinable at the inception of the arrangement is allocated to the separate units of accounting based on their relative selling prices. The appropriate revenue recognition model is applied to each element and revenue is accordingly recognized as each element is delivered. Management exercises significant judgment in determining whether a deliverable is a separate unit of accounting.

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

        We recognized revenue of $0.3 million, $4.2 million and $45.5 million during the years ended December 31, 2014, 2013 and 2012, respectively, under our license and collaboration agreement with Baxter. We recognized revenue of $456,000, $577,000 and $503,000 during the years ended December 31, 2014, 2013 and 2012, respectively, under our license and collaboration agreement with SymBio. The remaining revenue recognized during the years ended December 31, 2014, 2013 and 2012 of $0, $0 and $197,000, respectively, pertained to research and development services provided under research grants. The Baxter and SymBio agreements are the only agreements that are being accounted for under ASU 2009-13.

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

  Income Taxes

        We recorded deferred tax assets of $131.6 million as of December 31, 2014, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal and state tax net operating loss, or NOL, carry forwards and research and development tax credit carry forwards. As of December 31, 2014, we had federal NOL carry forwards of $160.3 million, state NOL carry forwards of $141.0 million and research and development tax credit carry forwards of $56.6 million available to reduce future taxable income, if any. These federal NOL carry forwards will begin to expire at various dates starting in 2022. The state NOL carry forwards will begin to expire at various dates starting in 2016. In general, if we experience a greater than 50 percentage point aggregate change in ownership of specified significant stockholders over a three-year period, utilization of our pre-change NOL carry forwards will be subject to an annual limitation under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and similar state laws. Such limitations may result in expiration of a portion of the NOL carry forwards before utilization and may be substantial. We have determined that we have experienced ownership changes in the past and approximately $24.0 million of our NOL carry forwards are subject to an annual limitation under Section 382 of the Code. If we experienced a Section 382 ownership change in connection with the offering or as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carry forwards may be further limited or lost.

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

        We record stock-based compensation expense as a component of research and development expenses or general and administrative expenses, depending on the function performed by the optionee. For the years ended December 31, 2014, 2013 and 2012, we allocated stock-based compensation as follows:

	2014	2013	2012
General and administrative	$2,082,000	$4,845,000	$7,199,000
Research and development	2,986,000	3,170,000	6,645,000

Total	$5,068,000	$8,015,000	$13,844,000

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

Results of Operations

  Comparison of Years Ended December 31, 2014 and 2013

	Year ended December 31,
	2014	2013	Change
Revenue	$800,000	$4,753,000	$(3,953,000)
Operating expenses:
General and administrative	15,119,000	16,793,000	1,674,000
Research and development	49,425,000	50,182,000	757,000

Total operating expenses	64,544,000	66,975,000	2,431,000

Loss from operations	(63,744,000)	(62,222,000)	(1,522,000)
Change in fair value of warrant liability	20,000	42,000	(22,000)
Interest expense	(2,000)	(4,000)	2,000
Other income (expense), net	(50,000)	63,000	(113,000)

Net loss before income taxes	(63,776,000)	(62,121,000)	(1,655,000)
Income taxes	19,000	435,000	416,000

Net loss	$(63,795,000)	$(62,556,000)	$(1,239,000)

  Revenues

        Revenues decreased by $4.0 million in 2014 when compared to 2013 primarily as a result of research and development revenue under the Baxter agreement being recognized on a proportional performance basis which was ongoing throughout the 2013 period but was completed during the first quarter of 2014.

  General and administrative expenses

        General and administrative expenses decreased by $1.7 million, or 10.0%, to $15.1 million for the year ended December 31, 2014 compared to $16.8 million for the year ended December 31, 2013. The decrease was primarily caused by a decrease in stock-based compensation expense of $2.8 million resulting from a decrease in the number and value of options vesting during the 2014 period compared to the 2013 period. The decrease was also caused by a reduction of $0.2 million in facilities related costs as total company headcount decreased to 50 at the end of 2014 from 64 at the end of 2013. These decreases were partially offset by an increase of $0.1 million in consulting and professional fees and an increase of $1.2 million in insurance, board of directors fees, and investor relations expenses as a result of operating as a public company for all of 2014 and only five months of 2013.

  Research and development expenses

        Research and development expenses decreased by $0.8 million, or 1.5%, to $49.4 million for the year ended December 31, 2014 compared to $50.2 million for the year ended December 31, 2013. This decrease was driven primarily lower preclinical and clinical development costs of $3.4 million as a result of the completion of the pancreatic program in December 2013 and our higher-risk MDS program in early 2014. This decrease was partially offset by $1.4 million higher consulting fees in the 2014 period related to analyzing clinical trial results and preparing for meetings with regulatory authorities. The decrease was also partially offset by $0.8 million higher personnel and related costs due to the hiring of nine research & development employees in throughout the 2013 period, most of whom were employees for the entire 2014 period, and $0.5 million of severance related to the reduction in force in August 2014. Manufacturing expenses were $0.1 million higher as a result of increased validation activities, vendor qualification efforts, and formulation development activities in the 2014 period. Stock-based compensation expense was $0.2 lower in 2014 compared to 2013, due primarily to a decrease in the number and value of options vesting in the 2014 period compared to the 2013 period, which was offset by the accelerated vesting of some outstanding options in connection with the reduction in force during the third quarter of 2014.

  Change in fair value of warrant liability

        The fair value of the warrant liability decreased by $20,000 during the year ended December 31, 2014 compared to a decrease of $42,000 during the year ended December 31, 2013, which in both cases resulted in a commensurate increase in other income. The decrease in the fair value of the warrant liability in 2014 was primarily due to the revaluation of the warrants outstanding.

  Other income, net

        Other income (expense,) net, decreased by $113,000 during the year ended December 31, 2014 compared to the year ended December 31, 2013. This decrease was driven primarily by $57,000 less interest income in the 2014 period due to lower cash & marketable securities balances and $56,000 higher foreign exchange losses in the 2014 period as a result of the timing of intercompany charges from and payments to our German subsidiary under the service agreement between the entities which was executed in late 2013.

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

Liquidity and Capital Resources

        Since our inception, we have incurred net losses and generally negative cash flows from our operations. We incurred net losses of $63.8 million, $62.6 million, and $29.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Since inception our accumulated deficit is $294.6 million.

  Cash Flows

        The following table summarizes our cash flows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Net cash (used in) provided by:
Operating activities	$(57,648,000)	$(61,384,000)	$1,633,000
Investing activities	39,772,000	(40,599,000)	(279,000)
Financing activities	1,463,000	80,464,000	77,460,000
Effect of foreign currency translation	(14,000)	1,000	—

Net (decrease) increase in cash and cash equivalents	$(16,427,000)	$(21,518,000)	$78,814,000

  Net cash (used in) provided by operating activities

        Net cash used in operating activities was $57.6 million for the year ended December 31, 2014 and consisted primarily of a net loss of $63.8 million, and a decrease in deferred revenue of $0.8 million related to the recognition of deferred revenue under the Baxter and SymBio collaboration agreements, which was partially offset by $5.5 million of noncash increases primarily related to stock compensation expense of $5.1 million and depreciation of $0.4 million. The cash used in operating activities was also impacted by the changes in operating assets and liabilities including a decrease in prepaid expenses and other current assets of $1.2 million which was the result of the timing of expense recognition and payments to our contract research and manufacturing organizations, and an increase of $0.3 million in accounts payable and accrued expenses, which was primarily due to the timing of our payments of clinical trial costs related to the ongoing trials and development of our product candidates.

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

  Net cash provided by (used in) investing activities

        Net cash provided by investing activities for the year ended December 31, 2014 was $39.8 million, and consisted of maturities of marketable securities of $40.0 million, offset by purchases of fixed assets of $0.2 million.

        Net cash used in investing activities for the year ended December 31, 2013 was $40.6 million, and consisted of the purchases of marketable securities of $40.0 million and purchases of fixed assets of $0.6 million.

  Net cash provided by financing activities

        Net cash provided by financing activities was $1.5 million for the year ended December 31, 2014, which was due to $1.0 million in proceeds from the exercise of stock options and the $0.5 million investment by our collaboration partner, GVK BIO.

        Net cash provided by financing activities was $80.5 million for the year ended December 31, 2013, which was primarily due to $79.8 million in net proceeds from the IPO, the $0.5 million investment by our collaboration partner, GVK BIO, and $0.2 million in proceeds upon the exercise of stock options.

Operating and Capital Expenditure Requirements

        We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to decrease in the near term as we plan to scale down our operations in order to reduce spending on general and administrative functions, research and development, and certain clinical trials.

        On July 30, 2013, we completed our IPO. We received net proceeds of $79.8 million from the sale, net of underwriting discounts and commissions and other estimated offering expenses.

        As a publicly traded company, we have incurred and will continue to incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and the NASDAQ Stock Market, require public companies to implement specified corporate governance practices. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We estimate that we incur approximately $2.0 million to $3.0 million of incremental costs per year associated with being a publicly traded company.

        We do not have the funding resources necessary to carry out all of our proposed operating activities. We will need to obtain additional financing in the future in order to fully fund rigosertib or any other product candidates through the regulatory approval process. Accordingly, we may delay our planned clinical trials, including the planned new Phase 3 clinical trial of rigosertib IV in higher-risk MDS patients, until we secure adequate additional funding. If we seek to proceed with a new clinical trial without additional funding, we may receive questions or comments from the FDA, fail to obtain IRB approval, or find it more difficult to enroll patients in the trial. Additionally, we plan to scale down our operations in order to reduce spending on general and administrative functions, research and development, and other clinical trials.

        We are exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources. However, we may not be able to obtain additional funding on favorable terms, if at all. If we are unable to secure adequate additional funding, we will continue to delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business, operating results, financial condition and cash flows may be materially and adversely affected. We will incur substantial costs beyond the present and planned clinical trials in order to file a New Drug Application (NDA) for rigosertib. The nature, design, size and cost of further studies will depend in large part on the outcome of preceding studies and discussions with regulators.

        Our future capital requirements will depend on many factors, including:

  •
  timing and success of our clinical trials for rigosertib;

  •
  continued progress of and increased spending related to our research and development activities;

  •
  conditions in the capital markets and the biopharmaceutical industry, particularly with respect to raising capital or entering into strategic arrangements;

  •
  progress with preclinical experiments and clinical trials, including regulatory approvals necessary for advancement and continuation of our development programs;

  •
  changes in regulatory requirements and guidance of the FDA and other regulatory authorities, which may require additional clinical trials to evaluate safety and/or efficacy, and thus have significant impacts on our timelines, cost projections, and financial requirements;

  •
  ongoing general and administrative expenses related to our reporting obligations under the Exchange Act;

  •
  cost, timing, and results of regulatory reviews and approvals;

  •
  costs of pending or future legal proceedings, claims, lawsuits and investigations;

  •
  success, timing, and financial consequences of any existing or future collaborative, licensing and other arrangements that we may establish, including potential granting of licenses to one or more of our programs in various territories, or otherwise monetizing one or more of our programs;

  •
  cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

  •
  costs of commercializing any of our other product candidates;

  •
  technological and market developments;

  •
  cost of manufacturing development; and

  •
  timing and volume of sales of products for which we obtain marketing approval.

        If we are unable to successfully raise sufficient additional capital, through future debt or equity financings, product sales, or through strategic and collaborative ventures with third parties, we will not have sufficient cash flows and liquidity to fund our planned business operations. In that event, we may be forced to limit many, if not all, of our programs and consider other means of creating value for our stockholders, such as licensing to others the development and commercialization of products that we consider valuable and would otherwise likely develop ourselves. If we are unable to raise the necessary capital, we may be forced to curtail all of our activities and, ultimately, potentially cease operations. Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders' interests. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

        Please see "Risk Factors" for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

        The following is a summary of our long-term contractual cash obligations as of December 31, 2014:

	Total	Less than one year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$171,000	$136,000	$35,000	$—	$—

Total contractual obligations	$171,000	$136,000	$35,000	$—	$—

  Purchase Commitments

        We have no material non-cancelable purchase commitments with contract manufacturers or service providers as we have generally contracted on a cancelable purchase order basis.

  Milestone, Royalty-Based and Other Commitments

        Under our license agreement with Temple to develop, manufacture, market and sell rigosertib related compounds and derivatives, we are obligated to pay annual license maintenance payments, as well as 25% of any sublicensing fees we receive. We are also required to pay a low-single digit percentage of our net sales of rigosertib as a royalty. During the year ended December 31, 2012, in connection with the execution of the Baxter agreement, we became obligated to make a payment to Temple in the amount of $12.5 million. The payment was recorded as research and development expense.

        In May 2010, we entered into an agreement with LLS under which we were to conduct research in return for milestone payments, up to $10.0 million through 2013. This milestone payment amount was subsequently reduced to $8.0 million pursuant to an amendment signed in January 2013. In the event that the research is successful, we must proceed with commercialization of the product or repay the amount funded. In addition, we will owe to LLS regulatory and commercial milestone payments and royalties based on net sales of the product not to exceed three times the aggregate amount funded, or $24.0 million. During the year ended December 31, 2012, in connection with the execution of the Baxter agreement, we paid $1.0 million to LLS and we have recorded this amount in research and development expenses. This payment reduced the maximum contingent payment obligation under this agreement to $23.0 million at December 31, 2012, and there were no changes during the years ended December 31, 2014 and 2013.

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

Recent Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board (the "FASB") issued guidance clarifying that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. The guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted these new provisions during the quarter beginning January 1, 2014. The guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

        In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016, and early adoption is not permitted. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

        In August 2014, the FASB issued guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are evaluating the potential impact of the new guidance on our quarterly reporting process and our consolidated financial position, results of operations and related disclosures.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations on our cash, cash equivalents and investments.

        We had cash and cash equivalents of $43.6 million at December 31, 2014, consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

        We transact business in various countries and have exposure to fluctuations in foreign currency exchange rates. Foreign exchange gains and losses arise in the translation of foreign-denominated assets and liabilities, which may result in realized and unrealized gains or losses from exchange rate fluctuations. Our functional currency is the US dollar, and our main foreign exchange exposure, if any, results from changes in the exchange rate between the US dollar and the Euro. Currently, our exposure to foreign currency risk is insignificant.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014.

The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, disclosure controls and procedures were effective [at the reasonable assurance level].

Internal Control Over Financial Reporting

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to exemptions provided to issuers that are non-accelerated filers or qualify as an "emerging growth company," as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2014 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information with respect to this item will be set forth in the Proxy Statement for the 2015 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics" and "Corporate Governance" and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 11.    EXECUTIVE COMPENSATION

        Information with respect to this item will be set forth in the Proxy Statement under the headings "Executive Compensation" and "Director Compensation," and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information with respect to this item will be set forth in the Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation," and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information with respect to this item will be set forth in the Proxy Statement under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance" and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information with respect to this item will be set forth in the Proxy Statement under the heading "Ratification of the Selection of Independent Registered Public Accounting Firm," and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a) (1) Financial Statements: See Index to Consolidated Financial Statements on page F-1.

        (3)   Exhibits: See Exhibits Index on pages 72 to 74.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Onconova Therapeutics, Inc.
Date: March 30, 2015
	By:	/s/ RAMESH KUMAR Ramesh Kumar Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RAMESH KUMAR, PH.D. Ramesh Kumar, Ph.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2015
/s/ AJAY BANSAL Ajay Bansal	Chief Financial Officer (Principal Financial Officer)	March 30, 2015
/s/ MARK GUERIN Mark Guerin	Vice President, Financial Planning & Accounting (Principal Accounting Officer)	March 30, 2015
/s/ MICHAEL B. HOFFMAN Michael B. Hoffman	Chairman, Board of Directors	March 30, 2015
/s/ HENRY S. BIENEN, PH.D. Henry S. Bienen, Ph.D.	Director	March 30, 2015
/s/ JEROME E. GROOPMAN, M.D. Jerome E. Groopman, M.D.	Director	March 30, 2015
/s/ VIREN MEHTA Viren Mehta	Director	March 30, 2015

Signature	Title	Date

/s/ E. PREMKUMAR REDDY, PH.D. E. Premkumar Reddy, Ph.D.	Director	March 30, 2015
/s/ ANNE M. VANLENT Anne M. VanLent	Director	March 30, 2015

Exhibits Index

Exhibit Number		Exhibit Description
3.1		Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 25, 2013).

3.2		Amended and Restated Bylaws of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 25, 2013).

4.1		Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013.)

4.2		Eighth Amended and Restated Stockholders' Agreement, effective as of July 27, 2012, by and among Onconova Therapeutics, Inc. and certain stockholders named therein (Incorporated by reference to Exhibit 4.2to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on July 11, 2013).

4.3		Amendment No. 1 to Eighth Amended and Restated Stockholders' Agreement, effective as of July 9, 2013 (Incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).

10.1	*	Development and License Agreement, effective as of September 19, 2012, by and between Onconova Therapeutics, Inc. and Baxter Healthcare SA (Incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 2 the Company's Registration Statement on Form S-1 filed on July 18, 2013).

10.2	*	License Agreement, effective as of July 5, 2011, by and between Onconova Therapeutics, Inc. and SymBio Pharmaceuticals Limited (Incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 2 the Company's Registration Statement on Form S-1 filed on July 18, 2013).

10.3	*	First Amendment to License Agreement, effective as of September 2, 2011, by and between Onconova Therapeutics, Inc. and SymBio Pharmaceuticals Limited (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.4	*	License Agreement, effective as of January 1, 1999, by and between Onconova Therapeutics, Inc. and Temple University—Of The Commonwealth System of Higher Education (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.5	*	Amendment to License Agreement, effective as of September 1, 2000, by and between Temple University—Of The Commonwealth System of Higher Education and Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.6	*	Amendment #1 to Exclusive License Agreement, effective as of March 21, 2013, by and between Temple University—Of The Commonwealth System of Higher Education and Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.7	*	Definitive Agreement, effective as of May 12, 2010, by and between Onconova Therapeutics, Inc. and The Leukemia and Lymphoma Society (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

Exhibit Number		Exhibit Description
10.8	*	First Amendment to Definitive Agreement, effective as of June 23, 2011, by and between Onconova Therapeutics, Inc. and The Leukemia and Lymphoma Society (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.9	*	Second Amendment to Definitive Agreement, effective as of May 29, 2012, by and between Onconova Therapeutics, Inc. and The Leukemia and Lymphoma Society (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.10	*	Third Amendment to Definitive Agreement, effective as of January 5, 2013, by and between Onconova Therapeutics, Inc. and The Leukemia and Lymphoma Society (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.11		Termination of Agreement, effective as of February 5, 2013, by and between Onconova Therapeutics, Inc. and The Leukemia and Lymphoma Society (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.12	*	Limited Liability Company Agreement of GBO, LLC, dated as of December 12, 2012, by and between Onconova Therapeutics, Inc. and GVK Biosciences Private Limited (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.13	+	Onconova Therapeutics, Inc. 2007 Equity Compensation Plan, and forms of agreement thereunder (Incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).

10.14	+	Employment Agreement, effective as of April 1, 2007, by and between Onconova Therapeutics, Inc. and Ramesh Kumar, Ph.D., including extension letter, dated April 10, 2010, and Employment Agreement Renewal, dated January 10, 2013 (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.15	+	Amendment to Employment Agreement, effective as of December 21, 2012, by and between Onconova Therapeutics, Inc. and Ramesh Kumar, Ph.D. (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.16	+	Employment Agreement, effective as of September 1, 2012, by and between Onconova Therapeutics, Inc. and Thomas McKearn, M.D., Ph.D. (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.17	+	Amendment to Employment Agreement, effective as of April 9, 2013, by and between Onconova Therapeutics, Inc. and Thomas McKearn, M.D., Ph.D. (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.18	+	Employment Agreement, effective as of March 20, 2013, by and between Onconova Therapeutics, Inc. and Ajay Bansal (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

Exhibit Number		Exhibit Description
10.19	+	Consulting Agreement, effective as of January 1, 2012, by and between Onconova Therapeutics, Inc. and E. Premkumar Reddy, Ph.D., including Consultant Agreement Renewal, dated February 27, 2013 (Incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.20	+	Form of Indemnification Agreement entered into by and between Onconova Therapeutics, Inc. and each director and executive officer (Incorporated by reference to Exhibit 10.24 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).

10.21	+	Onconova Therapeutics, Inc. 2013 Equity Compensation Plan, and forms of agreement thereunder (Incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).

10.22	+	Onconova Therapeutics, Inc. 2013 Performance Bonus Plan (Incorporated by reference to Exhibit 10.26 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).

10.23		Sales Agreement dated October 8, 2014 by and between Onconova Therapeutics, Inc., and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-3 filed on October 8, 2014).

10.24	+	Employment Agreement, effective as of January 1, 2007, by and between Onconova Therapeutics, Inc. and Dr. Manoj Maniar, including Employment Agreement Renewals, dated March 30, 2010 and January 10, 2013 (Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.25	+	Amendment to Employment Agreement, effective as of December 21, 2012, by and between Onconova Therapeutics, Inc. and Dr. Manoj Maniar (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.26	+	Employment Agreement, effective as of January 12, 2015, by and between Onconova Therapeutics, Inc. and Dr.Steven M. Fruchtman

21.1		Subsidiaries of Onconova Therapeutics, Inc.

23.1		Consent of Ernst & Young, LLP.

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Exhibit Description
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+
Indicates management contract or compensatory plan.

*
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

ONCONOVA THERAPEUTICS, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Onconova Therapeutics, Inc.

        We have audited the accompanying consolidated balance sheets of Onconova Therapeutics, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Onconova Therapeutics, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 30, 2015

Onconova Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$43,582,000	$60,009,000
Marketable securities	—	39,994,000
Prepaid expenses and other current assets	3,198,000	4,387,000
Restricted cash	125,000	—

Total current assets	46,905,000	104,390,000
Property and equipment, net	420,000	626,000
Restricted cash	—	125,000
Other non-current assets	12,000	12,000

Total assets	$47,337,000	$105,153,000

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,027,000	$3,710,000
Accrued expenses and other current liabilities	5,777,000	5,820,000
Warrant liability	—	20,000
Deferred revenue	455,000	788,000

Total current liabilities	10,259,000	10,338,000
Deferred revenue, non-current	13,455,000	13,909,000
Other	1,000	6,000

Total liabilities	23,715,000	24,253,000

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 authorized at December 31, 2014 and 2013, none issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.01 par value, 75,000,000 authorized at December 31, 2014 and 2013, 21,703,173 and 21,467,482 shares issued and outstanding at December 31, 2014 and 2013	217,000	215,000
Additional paid in capital	317,122,000	311,093,000
Accumulated other comprehensive income	(13,000)	1,000
Accumulated deficit	(294,578,000)	(230,896,000)

Total Onconova Therapeutics, Inc. stockholders' equity	22,748,000	80,413,000
Non-controlling interest	874,000	487,000

Total stockholders' equity	23,622,000	80,900,000

Total liabilities and stockholders' equity	$47,337,000	$105,153,000

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statements of Operations

	Years ended December 31,
	2014	2013	2012
Revenue	$800,000	$4,753,000	$46,190,000
Operating expenses:
General and administrative	15,119,000	16,793,000	15,707,000
Research and development	49,425,000	50,182,000	52,762,000

Total operating expenses	64,544,000	66,975,000	68,469,000

Loss from operations	(63,744,000)	(62,222,000)	(22,279,000)
Change in fair value of warrant liability	20,000	42,000	367,000
Interest expense	(2,000)	(4,000)	(8,608,000)
Other income, net	(50,000)	63,000	608,000

Net loss before income taxes	(63,776,000)	(62,121,000)	(29,912,000)
Income taxes	19,000	435,000	—

Net loss	(63,795,000)	(62,556,000)	(29,912,000)
Net loss attributable to non-controlling interest	113,000	13,000	—

Net loss attributable to Onconova Therapeutics, Inc	(63,682,000)	(62,543,000)	(29,912,000)
Accretion of redeemable convertible preferred stock	—	(2,320,000)	(3,953,000)

Net loss applicable to common stockholders	$(63,682,000)	$(64,863,000)	$(33,865,000)

Net loss per share of common stock, basic and diluted	$(2.94)	$(6.12)	$(15.35)

Basic and diluted weighted average shares outstanding	21,653,536	10,594,227	2,206,888

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

	Years ended December 31,
	2014	2013	2012
Net loss	$(63,795,000)	$(62,556,000)	$(29,912,000)
Other comprehensive income, before tax:
Foreign currency translation adjustments, net	(14,000)	1,000	—

Other comprehensive (loss) income, net of tax	(14,000)	1,000	—

Comprehensive loss	(63,809,000)	(62,555,000)	(29,912,000)

Comprehensive loss attributable to non-controlling interest	113,000	13,000	—

Comprehensive loss attributable to Onconova Therapeutics, Inc	$(63,696,000)	$(62,542,000)	$(29,912,000)

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity

	Preferred Stock		Stockholders' Equity (Deficit)
			Common Stock				Accumulated other comprehensive income
					Additional Paid in Capital	Accumulated deficit		Non-controlling interest
	Shares	Amount	Shares	Amount					Total
Balance at January 1, 2012	11,227,169	$119,997,000	2,167,928	$22,000	$—	$(138,441,000)	$—	$—	$(138,419,000)
Net loss	—	—	—	—	—	(29,912,000)	—	—	(29,912,000)
Issuance of preferred stock, net of issuance costs	3,030,303	47,796,000	—	—	—	—	—	—	—
Exercise of stock options	—	—	438,556	4,000	4,690,000	—	—	—	4,694,000
Proceeds from stockholder in connection with settlement of stock option exercises	—	—	—	—	3,943,000	—	—	—	3,943,000
Settlement of stock option liabilities	—	—	—	—	(2,835,000)	—	—	—	(2,835,000)
Issuance of preferred stock upon exercise of warrants	221,399	2,802,000	—	—	—	—	—	—	—
Exchange of convertible debt and preferred stock	2,433,328	26,767,000	—	—	—	—	—	—	—
Beneficial conversion feature on convertible debt	—	—	—	—	8,176,000	—	—	—	8,176,000
Accretion of preferred stock to redemption value	—	3,953,000	—	—	(3,953,000)	—	—	—	(3,953,000)

Balance at December 31, 2012	16,912,199	201,315,000	2,606,484	26,000	10,021,000	(168,353,000)	—	—	(158,306,000)

Net loss	—	—	—	—	—	(62,543,000)	—	(13,000)	(62,556,000)
Contribution from non-controlling interest	—	—	—	—	—	—	—	500,000	500,000
Other comprehensive income	—	—	—	—	—	—	1,000	—	1,000
Exercise of stock options	—	—	81,204	1,000	194,000	—	—	—	195,000
Stock-based compensation	—	—	—	—	5,462,000	—	—	—	5,462,000
Reclassification of stock option liability	—	—	—	—	14,482,000	—	—	—	14,482,000
Accretion of preferred stock to redemption value	—	2,320,000	—	—	(2,320,000)	—	—	—	(2,320,000)
Conversion convertible preferred stock into common stock	(16,912,199)	(203,635,000)	12,838,127	129,000	203,502,000	—	—	—	203,631,000
Issuance of common stock, net of issuance costs	—	—	5,941,667	59,000	79,752,000	—	—	—	79,811,000

Balance at December 31, 2013	—	—	21,467,482	215,000	311,093,000	(230,896,000)	1,000	487,000	80,900,000

Net loss	—	—	—	—	—	(63,682,000)	—	(113,000)	(63,795,000)
Contribution from non-controlling interest	—	—	—	—	—	—	—	500,000	500,000
Other comprehensive loss	—	—	—	—	—	—	(14,000)	—	(14,000)
Exercise of stock options	—	—	235,691	2,000	961,000	—	—	—	963,000
Stock-based compensation	—	—	—	—	5,068,000	—	—	—	5,068,000

Balance at December 31, 2014	—	$—	21,703,173	$217,000	$317,122,000	$(294,578,000)	$(13,000)	$874,000	$23,622,000

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net loss	$(63,795,000)	$(62,556,000)	$(29,912,000)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	434,000	446,000	319,000
Loss on asset disposal	—	—	3,000
Amortization of deferred financing fees	—	—	15,000
Amortization of debt discount	—	—	8,176,000
Change in fair value of warrant liabilities	(20,000)	(42,000)	(367,000)
Treasury note discount amortization	(6,000)	(4,000)	—
Stock compensation expense	5,068,000	8,015,000	13,844,000
Changes in assets and liabilities:
Grants receivable	—	—	78,000
Prepaid expenses and other current assets	1,189,000	(2,662,000)	(1,098,000)
Other assets	—	—	(15,000)
Accounts payable	317,000	(1,807,000)	(97,000)
Accrued expenses and other current liabilities	(43,000)	1,894,000	2,573,000
Other liabilites	(5,000)	(37,000)	(41,000)
Deferred revenue	(787,000)	(4,631,000)	8,155,000

Net cash (used in) provided by operating activities	(57,648,000)	(61,384,000)	1,633,000

Investing activities:
Payments for purchase of property and equipment	(228,000)	(609,000)	(279,000)
Purchases of marketable securities		(39,990,000)
Maturities of marketable securities	40,000,000	—	—

Net cash provided by (used in) investing activities	39,772,000	(40,599,000)	(279,000)

Financing activities:
Proceeds from initial public offering of common stock, net of issuance costs	—	79,811,000	—
Proceeds from the exercise of stock option	963,000	157,000	165,000
Contribution from non-controlling interest	500,000	500,000	—
Reverse stock split cash paid in lieu of fractional shares	—	(4,000)	—
Proceeds from stockholder in connection with settlement of stock option exercises	—	—	3,943,000
Settlement of stock options	—	—	(2,835,000)
Proceeds from the exercise of warrants	—	—	2,167,000
Proceeds from the sale of Series H preferred stock	—	—	400,000
Proceeds from the sale of Series J preferred stock	—	—	47,796,000
Proceeds from stockholder loan and convertible debt	—	—	25,824,000

Net cash provided by financing activities	1,463,000	80,464,000	77,460,000

Effect of foreign currency translation on cash	(14,000)	1,000	—

Net (decrease) increase in cash and cash equivalents	(16,427,000)	(21,518,000)	78,814,000
Cash and cash equivalents at beginning of period	60,009,000	81,527,000	2,713,000

Cash and cash equivalents at end of period	$43,582,000	$60,009,000	$81,527,000

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$435,000	$—

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

The Company

        Onconova Therapeutics, Inc. (the "Company") was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company's headquarters are located in Newtown, Pennsylvania. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule drug candidates to treat cancer. Using its proprietary chemistry platform, the Company has created an extensive library of targeted anti-cancer agents designed to work against specific cellular pathways that are important to cancer cells. The Company believes that the drug candidates in its pipeline have the potential to be efficacious in a variety of cancers. The Company has three clinical-stage product candidates and several preclinical programs. To accelerate and broaden the development of rigosertib, the Company's most advanced product candidate, the Company entered into a development and license agreement in 2012 with Baxter Healthcare SA ("Baxter"), a subsidiary of Baxter International Inc., which grants Baxter certain rights to commercialize rigosertib in Europe. In 2011, the Company entered into a license agreement, as subsequently amended, with SymBio Pharmaceuticals Limited ("SymBio"), which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. The Company has retained development and commercialization rights to rigosertib in the rest of the world, including the United States. During 2012, Onconova Europe GmbH was established as a wholly owned subsidiary of the Company for the purpose of further developing business in Europe. In April 2013, GBO, LLC, a Delaware limited liability company, ("GBO") was formed pursuant to a collaboration agreement with GVK Biosciences Private Limited, a private limited company located in India, ("GVK BIO") to collaborate and develop new programs using the Company's technology platform through filing of an investigational new drug application ("IND") and /or conducting proof of concept studies using the Company's technology platform.

Liquidity

        The Company has incurred recurring operating losses since inception. For the year ended December 31, 2014, the Company incurred a net loss of $63,795,000 and as of December 31, 2014, the Company had generated an accumulated deficit of $294,578,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy.

        From its inception through July 2013, the Company raised significant capital through the issuance of redeemable convertible preferred stock, par value $0.01 per share, in ten series denominated as Series A through Series J ("Series A Preferred Stock" through "Series J Preferred Stock," respectively, and collectively the "Preferred Stock"). On July 30, 2013, the Company completed its initial public offering (the "IPO") of 5,941,667 shares of the Company's common stock, par value $0.01 per share ("Common Stock"), at a price of $15.00 per share, including 775,000 shares of Common Stock issued upon the exercise in full by the underwriters of their option to purchase additional shares at the same price to cover over-allotments. The Company received net proceeds of $79,811,000 from the sale, net of underwriting discounts and commissions and other estimated offering expenses. Immediately prior to the consummation of the IPO, all outstanding shares of Preferred Stock automatically converted into shares of Common Stock at the applicable conversion ratio then in effect. As a result of the conversion, as of July 30, 2013, the Company had no shares of Preferred Stock outstanding. See Note 9.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Nature of Business (Continued)

        During 2015, the Company implemented cost-reduction programs to reduce its operating losses. These programs may delay, scale-back, or eliminate certain of the Company's research and development activities and other aspects of its operations until such time as the Company is successful in securing adequate additional funding. As a result of the cost reduction programs, the Company estimates that its cash and cash equivalents at December 31, 2014 of $43.6 million will be sufficient to fund operations through 2015 and for the first quarter of 2016. The Company is also exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources. Such financings would be used to fund future research and development programs, including clinical trials for which the Company does not currently have the resources to fund. There can be no assurance, however, that the Company will be successful in obtaining such financing at the level needed to complete its research and development programs, on terms acceptable to the Company, or at all, or that the Company will obtain approvals necessary to market its products or achieve profitability or sustainable, positive cash flow.

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original or remaining maturity from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposit, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value.

Marketable Securities

        Marketable securities with original maturities longer than three months but which mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that mature more than one year from the balance sheet date are classified as noncurrent assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of December 31, 2014 and 2013, all of the Company's investments were classified as held-to-maturity.

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

        The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the assets' book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceeds their fair value, which is measured based on the projected discounted future net cash flows generated from the assets. No impairment losses have been recorded through December 31, 2014.

Restricted Cash

        Under one of the Company's office leases, the Company is required to provide the landlord a $125,000 letter of credit, which is secured by cash collateral recorded as restricted cash on the consolidated balance sheets as of December 31, 2014 and 2013. The letter of credit expired in March 2015 and the restriction on cash was discontinued.

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

        Whenever the Company determines that an element is delivered over a period of time, revenue is recognized using either a proportional performance model, if a pattern of performance can be determined or a straight-line model over the period of performance, which is typically the research and development term. Progress achieved under the Company's various clinical research organization contracts are typically used as the measure of performance when applying the proportional performance method. At the end of each reporting period, the Company reassesses its cumulative measure of performance and makes appropriate adjustments, if necessary. The Company recognizes revenue using the proportional performance model whenever the Company is able to make reasonably reliable estimates of the level of effort required to complete its performance obligations under an arrangement. Revenue recognized under the proportional performance model at each reporting period is determined by multiplying the total expected payments under the contract (excluding royalties and payments contingent upon achievement of milestones) by the ratio of the level of effort incurred to date to the estimated total level of effort required to complete the performance obligations under the arrangement. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the proportional performance model as of each reporting period. Alternatively, if the Company is not able to make reasonably reliable estimates of the level of effort required to complete its performance obligations under an arrangement, then revenue under the arrangement is recognized on a straight-line basis over the period expected to be required to complete the Company's performance obligations.

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

        The Company recognized revenue of $334,000, $4,176,000 and $45,490,000 during the years ended December 31, 2014, 2013 and 2012, respectively, as a result of its license and collaboration agreement with Baxter. The Company recognized revenue of $466,000, $577,000 and $503,000 during the years ended December 31, 2014, 2013 and 2012, respectively, as a result of its license and collaboration agreement with SymBio. The remaining revenue recognized during the year ended December 31, 2012

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

of $197,000 pertained to research and development services provided by the Company under certain research grants. The Baxter and SymBio agreements are the only agreements that are being accounted for under ASU 2009-13. See Note 14, "License and Collaboration Agreements," for a further discussion of the agreements with Baxter and SymBio.

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

Income Taxes

        The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The deferred tax asset primarily includes net operating loss and tax credit carry forwards, accrued expenses not currently deductible and the cumulative temporary differences related to certain research and patent costs, which have been charged to expense in the accompanying statements of operations but have been recorded as assets for income tax purposes. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A full valuation allowance has been established against all of the deferred tax assets (see Note 7, "Income Taxes"), as it is more likely than not that these assets will not be realized given the Company's history of operating losses. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Preferred Stock

        The Company accounted for the redemption premium and issuance costs on its Preferred Stock using the effective interest method, accreting such amounts to its Preferred Stock from the date of issuance to the earliest date of redemption. Immediately prior to the consummation of the IPO, all outstanding shares of Preferred Stock automatically converted into shares of Common Stock at the applicable conversion ratio then in effect. As a result of the conversion, as of July 30, 2013, the Company had no shares of Preferred Stock outstanding. See Note 9.

Stock Warrants

        Freestanding warrants that are related to the purchase of Stock are classified as liabilities and recorded at fair value. The warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the consolidated statements of operations. See Note 9. The warrants are classified as Level 3 liabilities (see Note 4 for a discussion of the fair value hierarchy).

Stock-Based Compensation Expense

        The Company applies the provisions of FASB Accounting Standards Codification ("ASC") Topic 718, Compensation—Stock Compensation ("ASC 718"), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employees, including employee stock options.

        At certain times throughout the Company's history, the chairman of the Company's board of directors, who is also a significant stockholder of the Company (the "Significant Holder"), afforded option holders the opportunity for liquidity in transactions in which options were exercised and the shares of Common Stock issued in connection therewith were simultaneously purchased by the Significant Holder (each, a "Purchase Transaction") (See Note 11). Because the Company had established a pattern of providing cash settlement alternatives for option holders, the Company accounted for its stock-based compensation awards as liability awards. The Company measured liability awards based on the award's intrinsic value on the grant date and then re-measured them at each reporting date until the date of settlement. Compensation expense was recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation expense for each period until settlement was based on the change in intrinsic value (or a portion of the change in intrinsic value, depending on the percentage of the requisite service that has been rendered at the reporting date). Changes in the intrinsic value of a liability that occur after the end of the requisite service period were considered compensation expense in the period in which the changes occur. On April 23, 2013, the Company distributed a notification letter to all equity award holders under the 2007 Plan advising them that Purchase Transactions would no longer occur, unless, at the time of a Purchase Transaction, the option holder has held the Common Stock issued upon exercise of options for a period of greater than six months prior to selling such Common Stock to the Significant Holder and that any such sale to the Significant Holder would be at the fair value of the Common Stock on the date of such sale. Based on these new criteria for Purchase Transactions, the Company remeasured options outstanding under the 2007 Plan as of April 23, 2013 to their intrinsic value and reclassified such options from liabilities to stockholders' deficit within the Company's consolidated

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

balance sheets, which amounted to $14,482,000. The remaining expense for these options is being recognized on a straight-line basis over the remaining requisite service period.

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

Clinical Trial Expense Accruals

        As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company's objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company's clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2014, 2013 and 2012, there were no material adjustments to the Company's prior period estimates of accrued expenses for clinical trials.

Collaboration Arrangements

        A collaboration arrangement is defined as a contractual arrangement that has or may have significant financial milestones associated with success-based development, which include certain arrangements the Company has entered into regarding the research and development, manufacture and/or commercialization of products and product candidates. These collaborations generally provide for non-refundable, upfront license fees, research and development and commercial performance milestone payments, cost sharing and royalty payments. The collaboration agreements with third-parties are performed on a "best efforts" basis with no guarantee of either technological or commercial success. The Company evaluates whether an arrangement is a collaboration arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company reevaluates whether an arrangement qualifies or continues to qualify as a collaboration arrangement whenever

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

there is a change in the anticipated or actual ultimate commercial success of the endeavor. See Note 14, "License and Collaboration Agreements," for a discussion of the Company's current collaborations with Baxter and SymBio.

Basic and Diluted Net Loss Per Share of Common Stock

        Basic net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period, excluding the dilutive effects of Preferred Stock, warrants to purchase Preferred Stock and stock options. Diluted net loss per share of common stock is computed by dividing the net loss applicable to common stockholders by the sum of the weighted-average number of shares of Common Stock outstanding during the period plus the potential dilutive effects of Preferred Stock and warrants to purchase Preferred Stock, and stock options outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of Common Stock for the years ended December 31, 2014, 2013 and 2012.

Recent Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board (the "FASB") issued guidance clarifying that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. The guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted these new provisions during the quarter beginning January 1, 2014. The guidance did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

        In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016, and early adoption is not permitted. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on the Company's consolidated financial position, results of operations and related disclosures.

        In August 2014, the FASB issued guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

events raise substantial doubt about the entity's ability to continue as a going concern. The guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is evaluating the potential impact of the new guidance on its financial reporting process and its consolidated financial position, results of operations and related disclosures.

3. Property and Equipment

        Property and equipment and related accumulated depreciation are as follows:

	December 31,
	2014	2013
Laboratory equipment	$1,037,000	$866,000
Software	92,000	92,000
Computer and office equipment	433,000	433,000
Leasehold improvements	1,063,000	1,011,000

	2,625,000	2,402,000
Less accumulated depreciation	(2,205,000)	(1,776,000)

	$420,000	$626,000

        Depreciation and amortization expense was $434,000, $446,000 and $319,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

        The Company had no assets or liabilities classified as Level 1 or Level 2. The Series G Preferred Stock warrants (see Note 9) are classified as Level 3. The fair values of these instruments are determined using models based on market observable inputs and management judgment. There were no material re-measurements of fair value during the years ended December 31, 2014 and 2013 with respect to financial assets and liabilities, other than those assets and liabilities that are measured at fair value on a recurring basis.

        The Company has classified the Series G Preferred Stock warrants as a liability and has re-measured the liability to estimated fair value at December 31, 2014 and 2013, using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rate of 0.03% and 0.34% at December 31, 2014 and 2013, respectively, and weighted average volatility of 102.26% and 74.40% at December 31, 2014 and 2013, respectively.

        The following fair value hierarchy table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013.

	Fair Value Measurement as of December 31, 2014				Fair Value Measurement as of December 31, 2013
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance
Warrant liability	$—	$—	$—	$—	$—	$—	$20,000	$20,000

Total	$—	$—	$—	$—	$—	$—	$20,000	$20,000

        The following table presents a reconciliation of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013:

Warrant Liability
Balance at December 31, 2012	$62,000
Change in fair value upon re-measurement	(42,000)

Balance at December 31, 2013	20,000
Change in fair value upon re-measurement	(20,000)

Balance at December 31, 2014	$—

        The fair values of cash equivalents, marketable securities, accounts payable and accrued liabilities approximate their respective carrying values due to the short-term nature of these accounts.

        There were no transfers between Level 1 and Level 2 in any of the periods reported.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Net Loss Per Share of Common Stock

        The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
Basic and diluted net loss per share of common stock:
Net loss attributable to Onconova Therapeutics, Inc	$(63,682,000)	$(62,543,000)	$(29,912,000)
Accretion to redemption value of preferred stock	—	(2,320,000)	(3,953,000)

Net loss applicable to common stockholders	$(63,682,000)	$(64,863,000)	$(33,865,000)

Weighted average shares of common stock outstanding	21,653,536	10,594,227	2,206,888

Net loss per share of common stock—basic and diluted	$(2.94)	$(6.12)	$(15.35)

        The following potentially dilutive securities outstanding at December 31, 2014, 2013 and 2012 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	December 31,
	2014	2013	2012
Preferred Stock	—	—	12,838,127
Warrants	4,597	4,597	4,597
Stock options	4,631,299	4,344,365	2,564,147

	4,635,896	4,348,962	15,406,871

6. Balance Sheet Detail

        Prepaid expenses and other current assets are as follows:

	December 31,
	2014	2013
Research and development	$1,782,000	$2,242,000
Manufacturing	451,000	1,051,000
Insurance	578,000	645,000
Other	387,000	449,000

	$3,198,000	$4,387,000

        Accrued expenses and other current liabilities are as follows:

	December 31,
	2014	2013
Research and development	$4,482,000	$4,625,000
Employee compensation	854,000	509,000
Professional fees	418,000	310,000
Taxes	18,000	302,000
Other	5,000	74,000

	$5,777,000	$5,820,000

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes

        The Company accounts for income taxes under FASB ASC 740 ("ASC 740"). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

        Income taxes have been based on the following income (loss) before income tax expense:

	December 31,
	2014	2013	2012
Domestic	(63,910,000)	(62,154,000)	$(29,912,000)
Foreign	134,000	33,000	—

	$(63,776,000)	$(62,121,000)	$(29,912,000)

        The provision for income taxes consists of the following:

	December 31,
	2014	2013	2012
Current
US Federal	$—	$140,000	$—
State and Local	—	285,000	—
Foreign	19,000	10,000	—

Total Current	$19,000	$435,000	$—

Deferred
US Federal	$—	$—	$—
State and Local	—	—	—
Foreign	—	—	—

Total Deferred	$—	$—	$—

Total Expense (Benefit)	$19,000	$435,000	$—

        As of December 31, 2014, the Company had federal net operating loss ("NOL") carry forwards of $160,266,000, state NOL carry forwards of $141,053,000 and research and development tax credit carry forwards of $56,612,000, which are available to reduce future taxable income. The federal NOL and tax credit carry forwards will begin to expire at various dates starting in 2022. The state NOL carry forwards will begin to expire at various dates starting in 2016. The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

        The Company's reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. The Company recognized no material adjustment for unrecognized income tax benefits. Through December 31, 2014, the Company had no unrecognized tax benefits or related interest and penalties accrued.

        The principal components of the Company's deferred tax assets are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryovers	$63,776,000	$47,364,000
R&D tax credits	56,750,000	35,223,000
Non-qualified stock options	4,916,000	3,988,000
Deferred revenue	5,648,000	5,938,000
Charitable contributions	6,000	6,000
Accrued expenses	691,000	586,000
Fixed assets	164,000	199,000

Deferred tax assets	131,951,000	93,304,000
Less valuation allowance	(131,951,000)	(93,304,000)

Net deferred tax assets	$—	$—

        ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2014 and 2013, respectively, because the Company's management has determined that is it more likely than not that these assets will not be fully realized. The Company experienced a net change in valuation allowance of $38,647,000 and $38,007,000 for the years ended December 31, 2014 and 2013, respectively.

        A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	December 31,
	2014	2013	2012
Federal income tax expense at statutory rate	34.0%	34.0%	34.0%
Permanent items	(8.9)	(8.3)	(25.1)
State income tax, net of federal benefit	4.2	4.5	1.8
Tax credits	33.8	34.4	18.5
Provision to return	(2.4)	(3.8)	—
Change in valuation allowance	(60.7)	(61.2)	(29.1)
Other	—	(0.2)	(0.1)

Effective income tax rate	(0.0)%	(0.6)%	0.0%

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Convertible Promissory Notes

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

9. Preferred Stock and Stockholders' Equity (Deficit)

        From its inception to July 2013, the Company raised significant capital through the issuance of redeemable convertible preferred stock, par value $0.01 per share, in ten series denominated as Series A through Series J. At January 1, 2012 there were 11,227,169 shares of Preferred Stock issued and outstanding.

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

        On July 30, 2013, immediately prior to the consummation of the IPO, all outstanding shares of Preferred Stock automatically converted into shares of Common Stock at the applicable conversion ratio then in effect. See Note 17.

Warrant Transactions

        The Company issued 6,128 Series G Preferred Stock warrants in connection with a loan and security agreement. Additionally, the Company issued one Series G Preferred Stock warrant for every two shares of Series G Preferred Stock purchased in 2009 and 2010. The warrants were initially recorded at their fair value calculated using the Black-Scholes model, with the following weighted average assumptions: exercise price of $9.79, share price of $9.79, expected term of three years, risk-free rate of 1.52% and volatility of 85.46%. The warrants are classified as liabilities because they are exercisable for Preferred Stock, and the value of the warrants is adjusted to current fair value at each reporting period end. For the years ended December 31, 2014, 2013 and 2012, the Company

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Preferred Stock and Stockholders' Equity (Deficit) (Continued)

recorded $20,000, $42,000 and $367,000, respectively, in the consolidated statements of operations related to the change in the fair value of the outstanding warrants.

        Immediately prior to the consummation of the IPO, the 6,128 Series G Preferred Stock warrants outstanding were automatically converted into 4,597 Common Stock warrants (after giving effect to the one-for-1.333 reverse stock split).

10. Stock-Based Compensation

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

        Further, in July 2013, the Company's board of directors and stockholders approved, effective immediately prior to the listing of the Common Stock on the NASDAQ Global Select Market, the 2013 Equity Compensation Plan (the "2013 Plan"), which amended, restated and renamed the 2007 Plan . Under the 2013 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, deferred share awards, performance awards and other equity-based awards to employees, directors and consultants. The Company initially reserved 6,107,831 shares of Common Stock for issuance, subject to adjustment as set forth in the 2013 Plan. At December 31, 2014, there were 1,012,310 shares available for future issuance.

        Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company's statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company's inception. The Company recognized stock-based compensation expense as follows for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
General and administrative	$2,082,000	$4,845,000	$7,199,000
Research and development	$2,986,000	$3,170,000	$6,645,000

	$5,068,000	$8,015,000	$13,844,000

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

        A summary of stock option activity for the year ended December 31, 2014 is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2013	676,236	4,344,365	$11.05	7.91
Authorized	858,699	—
Granted	(1,015,300)	1,015,300	4.51
Exercised	—	(235,691)	4.07
Forfeitures	492,675	(492,675)	10.40

Balance, December 31, 2014	1,012,310	4,631,299	$10.04	7.89	$42,923

Vested or expected to vest at December 31, 2014		4,548,832	$10.04	7.89	$42,923

Exercisable at December 31, 2014		2,639,334	$10.44	6.94	$42,923

        The intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $1,842,000, $1,076,000, and $4,510,000, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the closing price.

        Information with respect to stock options outstanding and exercisable at December 31, 2014 is as follows:

Exercise Price	Shares	Exercisable
$1.33 - $5.58	928,933	115,381
$5.76 - $6.00	577,891	577,891
$6.13 - $7.53	626,066	517,255
$13.28 - $13.48	1,673,334	807,473
$14.68 - $15.12	759,888	580,172
$21.79 - $28.81	65,187	41,162

	4,631,299	2,639,334

  Options granted after April 23, 2013

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

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

non-employee stock based awards is re-measured as the awards vest, and the resulting increase in fair value, if any, is recognized as expense in the period the related services are rendered.

        The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options at the grant date. The Black-Scholes model requires the Company to make certain estimates and assumptions, including estimating the fair value of the Company's common stock, assumptions related to the expected price volatility of the Company's stock, the period during which the options will be outstanding, the rate of return on risk-free investments and the expected dividend yield for the Company's stock.

        As of December 31, 2014, there was $10,450,000 of unrecognized compensation expense related to the unvested stock options issued from April 24, 2013 through December 31, 2014, which is expected to be recognized over a weighted-average period of approximately 3.31 years.

        The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

	Year Ended December 31, 2014	Period from April 24, 2013 to December 31, 2013
Risk-free interest rate	1.84%	1.73%
Expected volatility	78.6%	77.0%
Expected term	6.15 years	5.87 years
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$3.10	$9.72

        The weighted-average valuation assumptions were determined as follows:

  •
  Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

  •
  Expected term of options: Due to its lack of sufficient historical data, the Company estimates the expected life of its employee stock options using the "simplified" method, as prescribed in Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.

  •
  Expected stock price volatility: Due to the Company's limited operating history and a lack of company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of the stock-based awards. Due to its lack of sufficient historical data, the Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

  •
  Expected annual dividend yield: The Company has never paid, and does not expect to pay dividends in the foreseeable future. Accordingly, the Company assumed an expected dividend yield of 0.0%.

  •
  Estimated forfeiture rate: The Company's estimated annual forfeiture rate on stock option grants was 4.14% in 2014 and 1.69% in 2013, based on the historical forfeiture experience.

  Options granted through April 23, 2013

        At certain times throughout the Company's history, the chairman of the Company's board of directors, who is also a significant stockholder of the Company (the "Significant Holder"), has afforded option holders the opportunity for liquidity in transactions in which options were exercised and the shares of Common Stock issued in connection therewith were simultaneously purchased by the Significant Holder (each, a "Purchase Transaction"). Because the Company had established a pattern of providing cash settlement alternatives for option holders, the Company has accounted for its stock-based compensation awards as liability awards, the fair value of which is then re-measured at each balance sheet date.

        On April 23, 2013, the Company distributed a notification letter to all equity award holders under the Company's 2007 Equity Compensation Plan (the "2007 Plan") advising them that Purchase Transactions would no longer occur, unless, at the time of a Purchase Transaction, the option holder has held the Common Stock issued upon exercise of options for a period of greater than six months prior to selling such Common Stock to the Significant Holder and that any such sale to the Significant Holder would be at the fair value of the Common Stock on the date of such sale. Based on these new criteria for Purchase Transactions, the Company remeasured options outstanding under the 2007 Plan as of April 23, 2013 to their intrinsic value and reclassified such options from liabilities to stockholders' deficit within the Company's consolidated balance sheets, which amounted to $14,482,000. As of December 31, 2014, there was $729,000 of unrecognized compensation expense related to these unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.78 years.

11. Employee Benefit Plan

        In October 2007, the Company established a 401(k) Retirement Savings Plan. Employees are eligible to participate in the plan as soon as they join the Company if they are at least 21 years of age and work a minimum of 1,000 hours per year. The Company matches $0.60 for every dollar of the first 6% of payroll that employees invest, up to the legal limit. Employer contributions vest over four years at the rate of 25% per year. For the years ended December 31, 2014, 2013 and 2012, the Company contributed $276,000, $289,000 and $159,000, respectively.

12. Commitments and Contingencies

Operating leases

        In January 2007, the Company entered into a lease for 8,100 square feet of office and lab space in Newtown, Pennsylvania, and in October 2009, the Company and the landlord amended the lease to add three additional one-year options to extend the lease term. In November 2013 the Company renewed the lease for the period April 1, 2014 to March 31, 2015, for rent of $11,000 per month. In December

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingencies (Continued)

2014 the Company renewed the lease for the period April 1, 2015 to March 31, 2016, for rent of $11,500 per month. In September 2012, the Company sub-leased an additional 1,356 square feet of office space. The lease has been renewed through August 31, 2015 for rent of $1,600 per month.

        The Company rents 4,807 square feet of office space in Pennington, New Jersey under two leases for $8,100 per month. Both leases are cancellable with three months' written notice and have been cancelled effective May 2015. The lease required the Company to provide the landlord a $125,000 letter of credit, the collateral for which is recorded as restricted cash on the consolidated balance sheets. The letter of credit expired in March 2015 and the restriction on cash was discontinued.

        The Company rents office space in Munich, Germany under one year leases that run from January 1 to December 31. For the period January 1, 2014 to December 31, 2014 the rent was €4,300 per month. For the period January 1, 2015 to December 31, 2015 the rent is €4,500 per month.

        Future minimum lease payments under these non-cancellable leases having terms in excess of one year as of December 31, 2014 are as follows:

December 31, 2014
2015	$136,000
2016	35,000

Total minimum lease payments	$171,000

        Rent expense was $389,000, $309,000 and $233,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Employment agreements

        The Company has entered into employment agreements with certain of its executives. The agreements provide for, among other things, salary, bonus and severance payments.

13. Research Agreements

        The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University ("Temple"), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through December 31, 2014 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple 25% of any sublicensing fees received by the Company. In 2011, the Company recorded $1,875,000 of expense related to the Temple agreement in connection with the collaboration agreement the Company executed with SymBio. In 2012, the company recorded $12,500,000 of expense related to the Temple agreement in connection with the collaboration agreement the Company executed with Baxter. These expenses were recorded in the consolidated statement of operations as research and development expenses.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Research Agreements (Continued)

        In May 2010, the Company signed a funding agreement with the Leukemia and Lymphoma Society ("LLS") to fund the development of rigosertib. Under this agreement, the Company was entitled to receive milestone payments of up to $10,000,000 through 2013 in connection with clinical trials to be conducted. The aggregate milestone payment amount was subsequently reduced to $8,000,000 pursuant to an amendment signed in January 2013, after which LLS was not obligated to fund any further amounts. During the year ended December 31, 2012, in connection with the execution of the Baxter agreement, the Company paid $1,000,000 to LLS and recorded this amount in research and development expenses. This payment reduced the maximum milestone and royalty payment obligation under this agreement to $23,000,000 at December 31, 2014 and 2013. No further payments are due to LLS if rigosertib does not obtain regulatory approval. If rigosertib is approved by the regulatory authorities, the Company must proceed with commercialization of the licensed product or repay the amount funded. LLS is entitled to receive regulatory and commercial milestone payments and royalties from the Company based on the Company's net sales of the licensed product. As a result of the potential obligation to repay the funds under this arrangement, the $8,000,000 of milestone payments received, have been recorded as deferred revenue at December 31, 2014 and 2013.

14. License and Collaboration Agreements

Baxter Agreement

        In September 2012, the Company entered into a development and license agreement with Baxter granting Baxter an exclusive, royalty-bearing license for the research, development, commercialization and manufacture (in specified instances) of rigosertib in all therapeutic indications in Europe (the "Baxter Territory") In accordance with this agreement, Baxter made a $50,000,000 upfront payment to the Company. In July 2012, Baxter purchased $50,000,000 of the Company's Series J Preferred Stock, which automatically converted to shares of Common Stock immediately prior to the consummation of the IPO. Baxter also invested $4,950,000 in the Company's IPO.

        Under the terms of the agreement, the Company was initially required to perform research and development to advance three initial rigosertib indications, rigosertib intravenous ("IV") in higher-risk myelodysplastic syndrome ("MDS") patients, rigosertib IV in pancreatic cancer patients and rigosertib oral in lower-risk MDS patients, through Phase 3, Phase 3 and Phase 2 clinical trials, respectively.

        In December 2013, a pre-planned interim futility and safety analysis of the pancreatic cancer trial was performed and the trial was discontinued. As a result, at this time the Company is not pursuing a pancreatic cancer indication.

        In February 2014, the Company announced top-line analysis of a Phase 3 trial of rigosertib IV in higher-risk MDS patients. Although the results of this study showed numerical improvement in median overall survival in the rigosertib treated patients, the observed improvement in survival of 2.3 months was not sufficient to establish the required level of statistical significance and, therefore did not achieve the primary endpoint of the trial. An additional Phase 3 clinical trial for rigosertib IV in higher-risk MDS patients is required to obtain marketing approval in the Baxter Territory. The Company could elect to have Baxter fund fifty percent of the costs of the next phase 3 trial of rigosertib IV in higher-risk MDS, up to $15.0 million. If the Company chooses to do so then the approval milestone for higher-risk MDS will be reduced by $15.0 million.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

14. License and Collaboration Agreements (Continued)

        On January 27, 2015, Onconova was notified that Baxter has elected not to pursue additional clinical trials, or the submission of a drug approval application, for rigosertib oral in lower-risk MDS patients. Onconova would have received a milestone payment under its agreement with Baxter if the parties had mutually agreed to progress the development of oral rigosertib in lower-risk MDS patients. The decision by Baxter does not alter the collaboration agreement between the parties. Onconova has the right to continue the development of oral rigosertib in this indication on its own, and Baxter has the right to commercialize oral rigosertib for lower-risk MDS in its territory, subject to its ongoing compliance with the agreement, including payment of applicable milestones.

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

        The development and license agreement contemplates that the Company and Baxter may negotiate a supply agreement under terms satisfactory to both parties whereby the Company will supply Baxter with Baxter's required levels of product to support commercialization efforts in the Baxter Territory. Baxter also has the right to engage third parties for the manufacture and supply of its requirements for the licensed product.

        The Company is eligible to receive pre-commercial milestone payments if specified development and regulatory milestones are achieved. The potential pre-commercial development milestone payments to the Company include $25,000,000 for each drug approval application filed for indications specified in the agreement, and up to $100,000,000 for marketing approval for each of the specified MDS indications.

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

        The agreement with Baxter will remain in effect until the expiration of all applicable royalty terms and satisfaction of all payment obligations in each licensed country, unless terminated earlier in accordance with the terms of the agreement. Either party may terminate due to the uncured material breach or bankruptcy of the other party, force majeure, or in the event of a specified commercial failure. The Company may terminate the agreement in the event that Baxter brings a challenge against it in relation to the licensed patents. Baxter may terminate the agreement without cause upon 180 days' prior written notice.

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

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

14. License and Collaboration Agreements (Continued)

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

        The Baxter agreement allows Baxter to sublicense rigosertib and its ability to sublicense is not contingent on the approval or right of first refusal by the Company. The Company determined that Baxter's ability to sublicense the intellectual property to others demonstrates that the license has stand-alone value. In addition, at the time of entering into the Baxter agreement in September 2012, the rigosertib program was in a Phase 3 clinical trial for higher-risk MDS, a Phase 3 clinical trial for pancreatic cancer and a Phase 2 trial for lower-risk MDS. The protocols for the clinical trials had been written and provided to Baxter and a Special Protocol Assessment had already been granted to the Company by the U.S. Food and Drug Administration (the "FDA") for higher-risk MDS. These later stage clinical trials, where protocols have been prepared and trials are in process, can be completed more easily by entities other than the Company, as compared to earlier stage clinical trials. The remaining services to be performed by the Company are not proprietary and could be performed by other qualified parties. For example, the Company relies on clinical research organizations ("CROs") to complete the clinical trials, and Baxter could engage the same or similar CROs to complete the trials on its behalf. Although Baxter is not performing development activities related to rigosertib, Baxter possesses the internal expertise (or a vendor could be hired) to complete the efforts under the rigosertib programs without further assistance from the Company.

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

        The Company was not able to establish vendor-specific objective evidence of selling price or third-party evidence for either the license or the research and development services and instead allocated the arrangement consideration between the license and research and development services based on their relative selling prices using best estimate of selling price ("BESP"). Management developed the BESP of the license using a discounted cash flow model, taking into consideration assumptions including the development and commercialization timeline, discount rate and probability of success. Management utilized a third party valuation specialist to assist with the determination of BESP of the license. Management estimated the selling price of the research and development services using third party

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

14. License and Collaboration Agreements (Continued)

costs and a discounted cash flow model. The estimated selling prices utilized assumptions including internal estimates of research and development personnel needed to perform the research and development services; and estimates of expected cash outflows to third parties for services and supplies over the expected period that the services will be performed.

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

        Based on management's analyses, it was determined that the BESP of the license was $120,000,000 and the BESP of the research and development services was $20,600,000. As noted above, the Company received an up-front payment of $50,000,000 under the Baxter agreement, which represents the allocable agreement consideration. Based on the respective BESPs, this payment was allocated $42,400,000 to the license and $7,600,000 to the research and development services. Since the delivery of the license occurred upon the execution of the Baxter agreement and there was no general right of return, $42,400,000 of the $50,000,000 upfront payment was recognized upon the execution of the Baxter agreement. The portion allocated to research and development services was recognized over the period of performance on a proportional performance basis through March 31, 2014. Management estimated the period of performance to be the period necessary for completion of the non-contingent obligations to perform research and development services required to advance the three formulations of rigosertib described above. As of March 31, 2014, all of the deferred revenue related to such research and development services was recognized. The Company recognized research and development revenue under the Baxter agreement of $333,000, $4,176,000 and $3,100,000, for the years ended December 31, 2014, 2013 and 2012, respectively.

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

        As noted above, in July 2012, Baxter purchased Series J Preferred Stock. Because the Series J Preferred Stock was acquired within several months of the Baxter development and license agreement, management considered whether the Series J Preferred Stock was issued at fair value and if not, whether the consideration received for the Series J Preferred Stock ($50,000,000) or for the collaboration and license agreement ($50,000,000) should be allocated in the financial statements in a manner differently than the prices stated in the agreements. Management, with the assistance of an outside valuation specialist, determined that the price paid by Baxter for the Series J Preferred Stock

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

14. License and Collaboration Agreements (Continued)

approximated its fair value, and therefore the consideration received under the agreements was allocated in accordance with terms of the individual agreements.

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

        Under the terms of the SymBio license agreement, the Company received an upfront payment of $7,500,000. The Company is eligible to receive milestone payments of up to an aggregate of $22,000,000 from SymBio upon the achievement of specified development and regulatory milestones for specified indications. Of the regulatory milestones, $5,000,000 is due upon receipt of marketing approval in the United States for rigosertib IV in higher-risk MDS patients, $3,000,000 is due upon receipt of marketing approval in Japan for rigosertib IV in higher-risk MDS patients, $5,000,000 is due upon receipt of marketing approval in the United States for rigosertib oral in lower-risk MDS patients, and $5,000,000 is due upon receipt of marketing approval in Japan for rigosertib oral in lower-risk MDS patients. Furthermore, upon receipt of marketing approval in the United States and Japan for an additional specified indication of rigosertib, which the Company is currently not pursuing, an aggregate of $4,000,000 would be due. In addition to these pre-commercial milestones, the Company is eligible to receive tiered milestone payments based upon annual net sales of rigosertib by SymBio of up to an aggregate of $30,000,000.

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

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

14. License and Collaboration Agreements (Continued)

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

        Due to the lack of standalone value for the license, research and development services, and joint committee obligation, the upfront payment is being recognized ratably using the straight line method through December 2027, the expected term of the agreement. The Company recognized revenues under this agreement of $455,000, $455,000 and $455,000, for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, the Company recognized revenues related to the supply agreement with Symbio in the amounts of $11,000, $122,000 and $48,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

15. Preclinical Collaboration

        In December 2012, the Company agreed to form GBO, an entity owned by the Company and GVK BIO. The purpose of GBO is to collaborate on and develop two programs through filing of an investigational new drug application ("IND") and/or conducting proof of concept studies using the Company's technology platform.

        During 2013, GVK BIO made an initial capital contribution of $500,000 in exchange for a 10% interest in GBO, and the Company made an initial capital contribution of a sub-license to all the intellectual property controlled by the Company related to the two specified programs in exchange for a 90% interest. Under the terms of the agreement, GVK BIO may make additional capital contributions. The GVK BIO percentage interest in GBO may change from the initial 10% to up to 50%, depending on the amount of its total capital contributions. During November 2014, GVK BIO made an additional capital contribution of $500,000 which increased its interest in GBO to 17.5%. The Company evaluates its variable interests in GBO on a quarterly basis and has determined that it is the primary beneficiary.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Preclinical Collaboration (Continued)

        For thirty days following the 15-month anniversary of the commencement of either of the two programs, the Company will have an option to (i) cancel the license and (ii) purchase all rights in and to that program. There are three of these buy-back scenarios depending on the stage of development of the underlying assets. In addition, upon the occurrence of certain events, namely termination of our participation in the programs either with or without a change in control, GVK BIO will be entitled to purchase or obtain our interest in GBO. GVK BIO will have operational control of GBO and the Company will have strategic and scientific control.

16. Related-Party Transactions

        The Company has entered into a research agreement, as subsequently amended, with the Mount Sinai School of Medicine ("Mount Sinai"), with which a member of its board of directors and a significant stockholder is affiliated. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in connection with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions. Payments to Mount Sinai under this research agreement for the years ended December 31, 2014, 2013 and 2012 were $1,215,000, $1,235,000 and $1,230,000, respectively. At December 31, 2014 and 2013, the Company had no outstanding amounts payable to Mount Sinai.

        The Company outsources the synthesis of some of its chemical compounds to vendors in the United States and in foreign countries. During 2013, a supplier, of which a member of the Company's board of directors and a significant stockholder was an owner, produced one of these compounds under contract. The Company's aggregate payments for these services for the years ended December 31, 2014, 2013 and 2012 were $0, $107,000 and $157,000, respectively. At December 31, 2014 and 2013, the Company had no outstanding amounts payable to this supplier.

        The Company purchases chemical compounds and sources development services from corporations owned by a former member of its board of directors. The Company's aggregate payments to these suppliers for the years ended December 31, 2014, 2013 and 2012 were $446,000, $1,354,000 and $316,000, respectively. At December 31, 2014 and 2013, the Company owed this supplier $8,000 and $157,000, respectively, which is included in accounts payable on the consolidated balance sheets. The Company also rents office space in Pennington, New Jersey from a corporation related to these suppliers and affiliated with the former member of its board of directors.

        The Company has entered into a consulting agreement with a member of its board of directors, who is also a significant stockholder. The board member provides consulting services to the Company on the terms set forth in the agreement. Payments to this board member for the years ended December 31, 2014, 2013 and 2012 were $194,000, $182,000 and $165,000, respectively. At December 31, 2014 and December 31, 2013, the Company had no outstanding amounts payable under this agreement.

17. Initial Public Offering

        On July 24, 2013, the Company's Registration Statement on Form S-1 was declared effective by the SEC, and on July 25, 2013, the Company's Common Stock began trading on the NASDAQ Global Select Market under the symbol ONTX.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Initial Public Offering (Continued)

        On July 30, 2013, immediately prior to the consummation of the IPO, all outstanding shares of Preferred Stock automatically converted into shares of Common Stock at the applicable conversion ratio then in effect. Commencing with the conversion, the Company had no shares of Preferred Stock outstanding.

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

18. Securities Registration and Sales Agreement

        In October 2014, the Company entered into a sales agreement with Cantor Fitzgerald & Co. ("Cantor") to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its Common Stock, having an aggregate offering price of up to $20,000,000 through Cantor. Upon delivery of a placement notice and subject to the terms and conditions of the sales agreement, Cantor will use its commercially reasonable efforts to sell the shares from time to time, based upon the Company's instructions. The Company has provided Cantor with customary indemnification rights, and Cantor will be entitled to a commission of up to 3.0% of the gross proceeds per share sold. Sales of shares, if any, under the sales agreement may be made in transactions that are deemed to be "at the market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers' transactions, including on The NASDAQ Global Select Market, at market prices or as otherwise agreed with Cantor. The Company has no obligation to sell any shares under the sales agreement, and may at any time suspend offers under the sales agreement or terminate the sales agreement. A registration statement (Form S-3 No. 333-199219), relating to the shares, which was filed with the SEC became effective on November 20, 2014. As of December 31, 2014, no shares had been sold under this agreement. This report shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of the shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

19. Subsequent Event

        During February 2015, the Company reduced its workforce by approximately 35% and terminated the lease for one of its two U.S. office facilities. The Company expects the costs of these actions to be approximately $1 million, comprised primarily of severance and continuation of benefits coverage for the terminated employees, which extend into the third quarter of 2015.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

20. Quarterly Data (unaudited)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$447,000	$125,000	$114,000	$114,000
Operating expenses:
General and administrative	4,932,000	3,985,000	3,116,000	3,086,000
Research and development	14,248,000	12,904,000	11,886,000	10,387,000

Total operating expenses	19,180,000	16,889,000	15,002,000	13,473,000

Loss from operations	(18,733,000)	(16,764,000)	(14,888,000)	(13,359,000)
Change in fair value of warrant liability	16,000	3,000	1,000	—
Other income, net	1,000	(19,000)	(20,000)	(14,000)

Net loss before income taxes	(18,716,000)	(16,780,000)	(14,907,000)	(13,373,000)
Income taxes	—	—	—	19,000

Net loss	(18,716,000)	(16,780,000)	(14,907,000)	(13,392,000)
Net loss attributable to non-controlling interest	37,000	27,000	29,000	20,000

Net loss applicable to common stockholders	$(18,679,000)	$(16,753,000)	$(14,878,000)	$(13,372,000)

Net loss per share of common stock, basic and diluted*	$(0.87)	$(0.77)	$(0.69)	$(0.62)

Basic and diluted weighted average shares outstanding	21,568,302	21,658,625	21,691,017	21,694,403

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

20. Quarterly Data (unaudited) (Continued)

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