Form 10-Q
period 2015-06-30
Onconova Therapeutics, Inc.
filed 2015-08-13
CIK 1130598

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☐	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of July 31, 2015 was 21,793,500.

ONCONOVA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Onconova Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,358,000	$43,582,000
Prepaid expenses and other current assets	2,017,000	3,198,000
Restricted cash	50,000	125,000
Total current assets	27,425,000	46,905,000
Property and equipment, net	300,000	420,000
Other non-current assets	12,000	12,000
Total assets	$27,737,000	$47,337,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,185,000	$4,027,000
Accrued expenses and other current liabilities	5,295,000	5,777,000
Deferred revenue	455,000	455,000
Total current liabilities	9,935,000	10,259,000
Deferred revenue, non-current	13,227,000	13,455,000
Other	—	1,000
Total liabilities	23,162,000	23,715,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized at June 30, 2015 and December 31, 2014, none issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 75,000,000 authorized at June 30, 2015 and December 31, 2014, 21,743,873 and 21,703,173 shares issued and outstanding at June 30, 2015 and December 31, 2014	217,000	217,000
Additional paid-in capital	319,418,000	317,122,000
Accumulated other comprehensive income	(14,000)	(13,000)
Accumulated deficit	(315,876,000)	(294,578,000)
Total Onconova Therapeutics, Inc. stockholders’ equity	3,745,000	22,748,000
Non-controlling interest	830,000	874,000
Total stockholders’ equity	4,575,000	23,622,000

Total liabilities and stockholders’ equity	$27,737,000	$47,337,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$123,000	$125,000	$237,000	$572,000
Operating expenses:
General and administrative	2,568,000	3,985,000	5,533,000	8,917,000
Research and development	6,512,000	12,904,000	16,010,000	27,152,000
Total operating expenses	9,080,000	16,889,000	21,543,000	36,069,000
Loss from operations	(8,957,000)	(16,764,000)	(21,306,000)	(35,497,000)
Change in fair value of warrant liability	—	3,000	—	19,000
Other income (expense), net	(18,000)	(19,000)	(36,000)	(18,000)
Net loss	(8,975,000)	(16,780,000)	(21,342,000)	(35,496,000)
Net loss attributable to non-controlling interest	20,000	27,000	44,000	64,000
Net loss attributable to Onconova Therapeutics, Inc.	$(8,955,000)	$(16,753,000)	$(21,298,000)	$(35,432,000)
Net loss per share, basic and diluted	$(0.41)	$(0.77)	$(0.98)	$(1.64)
Basic and diluted weighted average shares outstanding	21,709,054	21,658,625	21,706,130	21,613,713

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(8,975,000)	$(16,780,000)	$(21,342,000)	$(35,496,000)
Other comprehensive income, before tax:
Foreign currency translation adjustments, net	29,000	—	(1,000)	(1,000)
Other comprehensive (loss) income, net of tax	29,000	—	(1,000)	(1,000)
Comprehensive loss	(8,946,000)	(16,780,000)	(21,343,000)	(35,497,000)
Comprehensive loss attributable to non-controlling interest	20,000	27,000	44,000	64,000
Comprehensive loss attributable to Onconova Therapeutics, Inc.	$(8,926,000)	$(16,753,000)	$(21,299,000)	$(35,433,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

	Stockholders’ Equity
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive	Non-controlling
	Shares	Amount	Capital	deficit	income	interest	Total

Balance at December 31, 2014	21,703,173	$217,000	$317,122,000	$(294,578,000)	$(13,000)	$874,000	$23,622,000
Net loss	—	—	—	(21,298,000)	—	(44,000)	(21,342,000)
Other comprehensive income	—	—	—	—	(1,000)	—	(1,000)
Stock-based compensation	—	—	2,186,000	—	—	—	2,186,000
Issuance of common stock, net	41,600	—	110,000	—	—	—	110,000
Common stock surrendered	(900)	—	—	—	—	—	—
Balance at June 30, 2015	21,743,873	$217,000	$319,418,000	$(315,876,000)	$(14,000)	$830,000	$4,575,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(21,342,000)	$(35,496,000)
Adjustment to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	98,000	239,000
Loss on asset disposal	22,000	—
Change in fair value of warrant liabilities	—	(19,000)
Treasury note discount amortization	—	(3,000)
Stock compensation expense	2,186,000	2,641,000
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,187,000	1,056,000
Restricted cash	75,000	—
Accounts payable	158,000	1,317,000
Accrued expenses	(482,000)	644,000
Other liabilites	(1,000)	(4,000)
Deferred revenue	(228,000)	(560,000)
Net cash used in operating activities	(18,327,000)	(30,185,000)

Investing activities:
Payments for purchase of property and equipment	—	(222,000)
Maturities of marketable securities	—	25,000,000
Net cash provided by investing activities	—	24,778,000

Financing activities:
Proceeds from the sale of common stock, net of costs	104,000	—
Proceeds from the exercise of stock options	—	898,000
Net cash provided by financing activities	104,000	898,000
Effect of foreign currency translation on cash	(1,000)	(1,000)
Net decrease in cash and cash equivalents	(18,224,000)	(4,510,000)
Cash and cash equivalents at beginning of period	43,582,000	60,009,000
Cash and cash equivalents at end of period	$25,358,000	$55,499,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

The Company

Onconova Therapeutics, Inc. (the “Company”) was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company’s headquarters are located in Newtown, Pennsylvania. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule drug candidates to treat cancer. Using its proprietary chemistry platform, the Company has created an extensive library of targeted anti-cancer agents designed to work against specific cellular pathways that are important to cancer cells. The Company believes that the drug candidates in its pipeline have the potential to be efficacious in a variety of cancers. The Company has three clinical-stage product candidates and several preclinical programs. To accelerate and broaden the development of rigosertib, the Company’s most advanced product candidate, the Company entered into a development and license agreement in 2012 with Baxter Healthcare SA (“BHSA”). Subsequently, Baxter International Inc.(“Baxter”) assigned the development and license agreement from BHSA to Baxalta GmbH (“Baxalta”), in preparation for the anticipated spin-off by Baxter of Baxalta Incorporated.  The spin-off was effective on July 1, 2015. The Company understands that Baxalta is an indirect wholly-owned subsidiary of Baxalta Incorporated. The development and license agreement grants Baxalta an exclusive, royalty-bearing license for the research, development, commercialization and manufacture (in specified instances) of rigosertib in all therapeutic indications in Europe (the “Baxalta Territory”).  In 2011, the Company entered into a license agreement, as subsequently amended, with SymBio Pharmaceuticals Limited (“SymBio”), which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. The Company has retained development and commercialization rights to rigosertib in the rest of the world, including the United States. During 2012, Onconova Europe GmbH was established as a wholly owned subsidiary of the Company for the purpose of further developing business in Europe. In April 2013, GBO, LLC, a Delaware limited liability company, (“GBO”) was formed pursuant to a collaboration agreement with GVK Biosciences Private Limited, a private limited company located in India, (“GVK BIO”) to collaborate and develop new programs using the Company’s technology platform through filing of an investigational new drug application (“IND”) and /or conducting proof of concept studies using the Company’s technology platform.

Liquidity

The Company has incurred recurring operating losses since inception. For the six months ended June 30, 2015, the Company incurred a net loss of $21,342,000 and as of June 30, 2015, the Company had generated an accumulated deficit of $315,876,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy.

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

In October 2014, the Company entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its Common Stock, having an aggregate offering price of up to $20,000,000 through Cantor (see Note 10). Net proceeds from sales of Common Stock under this program were $110,000 during the six months ended June 30, 2015.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During 2015, the Company implemented cost-reduction programs to reduce its operating losses. These programs may delay, scale-back, or eliminate certain of the Company’s research and development activities and other aspects of its operations until such time as the Company is successful in securing adequate additional funding. As a result of the cost reduction programs, the Company estimates that its cash and cash equivalents at June 30, 2015 of $25.4 million will be sufficient to fund operations through 2015 and into the first quarter of 2016. The Company is also exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources. Such financings would be used to fund future research and development programs, including clinical trials for which the Company does not currently have the resources to fund. There can be no assurance, however, that the Company will be successful in obtaining such financing at the level needed to complete its research and development programs, including its clinical trials, on terms acceptable to the Company, or at all, or that the Company will obtain approvals necessary to market its products or achieve profitability or sustainable, positive cash flow.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2015, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2015 and 2014, the consolidated statement of stockholders’ equity for the six months ended June 30, 2015 and the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2015 and the results of its operations, and its cash flows for the three and six months ended June 30, 2015 and 2014. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2015 and 2014 are unaudited. The results for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015, any other interim periods, or any future year or period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K filed with the SEC on March 30, 2015.

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

Fair Value Measurements

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, marketable securities, accounts payable, and accrued liabilities approximate their respective fair values because of the short-term nature of these accounts. There were no significant assets or liabilities requiring adjustment to fair value at June 30, 2015 or December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017, and early adoption is not permitted. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on the Company’s consolidated financial position, results of operations and related disclosures.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3.  Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at June 30, 2015 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	June 30,
	2015	2014
Warrants	4,597	4,597
Stock options	4,766,602	4,236,439
	4,771,199	4,241,036

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Balance Sheet Detail

Prepaid expenses and other current assets:

	June 30,	December 31,
	2015	2014

Research and development	$1,359,000	$1,782,000
Manufacturing	264,000	451,000
Insurance	116,000	578,000
Other	278,000	387,000
	$2,017,000	$3,198,000

Property and equipment:

	June 30,	December 31,
	2015	2014

Property and equipment	$2,551,000	$2,625,000
Accumulated depreciation	(2,251,000)	(2,205,000)
	$300,000	$420,000

Accrued expenses and other current liabilities:

	June 30,	December 31,
	2015	2014

Research and development	$3,762,000	$4,482,000
Employee compensation	1,247,000	854,000
Professional fees	286,000	418,000
Taxes	—	18,000
Other	—	5,000
	$5,295,000	$5,777,000

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

Further, in July 2013, the Company’s board of directors and stockholders approved, effective immediately prior to the listing of the Common Stock on the NASDAQ Global Select Market, the 2013 Equity Compensation Plan (the “2013 Plan”), which amended, restated and renamed the 2007 Plan . Under the 2013 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, deferred share awards, performance awards and other equity-based awards to employees, directors and consultants. The Company initially reserved 6,107,831 shares of Common Stock for issuance, subject to adjustment as set forth in the 2013 Plan. At June 30, 2015, there were 1,745,133 shares available for future issuance.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense as follows for the three and six months ended June 30, 2015and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
General and Administrative	$383,000	$677,000	$1,142,000	$1,324,000
Research and development	$421,000	$636,000	$1,044,000	$1,317,000
	$804,000	$1,313,000	$2,186,000	$2,641,000

A summary of stock option activity for the six months ended June 30, 2015 is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2014	1,012,310	4,631,299	$10.04	7.89	$42,923
Authorized	868,126	—
Granted	(549,500)	549,500	$2.86
Exercised	—	—
Forfeited	414,197	(414,197)	$9.61

Balance, June 30, 2015	1,745,133	4,766,602	$9.25	7.72	$1,341
Vested or expected to vest, June 30, 2015		4,687,184	$9.25	7.72	$1,341
Exercisable, June 30, 2015		2,848,292	$10.34	6.87	$1,341

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5.  Stock-Based Compensation (Continued)

The intrinsic value of options exercised during the six months ended June 30, 2015 and 2014 was $0 and $1,762,000, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the closing price.

Information with respect to stock options outstanding and exercisable at June 30, 2015 is as follows:

Exercise Price	Shares	Exercisable
$2.32 - $4.52	1,391,105	282,443
$5.76 - $6.00	503,873	503,873
$6.13 - $7.53	581,621	509,292
$13.28 - $13.48	1,545,322	954,355
$14.68 - $15.12	681,181	554,486
$21.79 - $29.14	63,500	43,843
	4,766,602	2,848,292

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

As of June 30, 2015, there was $7,154,000 of unrecognized compensation expense related to the unvested stock options issued from April 24, 2013 through June 30, 2015, which is expected to be recognized over a weighted-average period of approximately 3.00 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

Six months ended June 30, 2015
Risk-free interest rate	1.52%
Expected volatility	76.80%
Expected term	6.16 years
Expected dividend yield	0%
Weighted average grant date fair value	$1.93

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5.  Stock-Based Compensation (Continued)

The weighted-average valuation assumptions were determined as follows:

· Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

· Expected term of options: Due to its lack of sufficient historical data, the Company estimates the expected life of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.

· Expected stock price volatility: Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. Due to its lack of sufficient historical data, the Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

· Expected annual dividend yield: The Company has never paid, and does not expect to pay in the foreseeable future, dividends. Accordingly, the Company assumed an expected dividend yield of 0.0%.

· Estimated forfeiture rate: The Company’s estimated annual forfeiture rate on stock option grants was 4.14% in 2015 and 2014 and 1.69% in 2013, based on the historical forfeiture experience.

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

On April 23, 2013, the Company distributed a notification letter to all equity award holders under the Company’s 2007 Equity Compensation Plan (the “2007 Plan”) advising them that Purchase Transactions would no longer occur, unless, at the time of a Purchase Transaction, the option holder has held the Common Stock issued upon exercise of options for a period of greater than six months prior to selling such Common Stock to the Significant Holder and that any such sale to the Significant Holder would be at the fair value of the Common Stock on the date of such sale. Based on these new criteria for Purchase Transactions, the Company remeasured options outstanding under the 2007 Plan as of April 23, 2013 to their intrinsic value and reclassified such options from liabilities to stockholders’ deficit within the Company’s consolidated balance sheets, which amounted to $14,482,000. As of June 30, 2015, there was $424,000 of unrecognized compensation expense related to these unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.43 years.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through June 30, 2015 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple 25% of any sublicensing fees received by the Company. In 2011, the Company recorded $1,875,000 of expense related to the Temple agreement in connection with the collaboration agreement the Company executed with SymBio. In 2012, the Company recorded $12,500,000 of expense related to the Temple agreement in connection with the collaboration agreement the Company executed with Baxter. These expenses were recorded in the consolidated statement of operations as research and development expenses.

In May 2010, the Company signed a funding agreement with the Leukemia and Lymphoma Society (“LLS”) to fund the development of rigosertib (the “LLS-funded Research Program”). Under the LLS-funded Research Program, the Company was entitled to receive milestone payments of up to $10,000,000 through 2013 in connection with clinical trials to be conducted. The aggregate milestone payment amount was subsequently reduced to $8,000,000 pursuant to an amendment signed in January 2013, after which LLS was not obligated to fund any further amounts. During the year ended December 31, 2012, in connection with the execution of the Baxter agreement, the Company paid $1,000,000 to LLS and recorded this amount in research and development expenses. This payment reduced the maximum milestone and royalty payment obligation under this agreement to $23,000,000 at June 30, 2015 and December 31, 2014. No further payments are due to LLS if the LLS-funded Research Program does not lead to regulatory approval of rigosertib. If the LLS-funded Research Program leads to approval of rigosertib by the regulatory authorities, the Company must proceed with commercialization of the licensed product or repay the amount funded. LLS is entitled to receive regulatory and commercial milestone payments and royalties from the Company based on the Company’s net sales of the licensed product. As a result of the potential obligation to repay the funds under this arrangement, the $8,000,000 of milestone payments received, have been recorded as deferred revenue at June 30, 2015 and December 31, 2014.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. License and Collaboration Agreements

Baxalta Agreement

In September 2012, the Company entered into a development and license agreement with Baxter Healthcare SA. Subsequently, Baxter International Inc.(“Baxter”) assigned the development and license agreement from Baxter Healthcare SA (“BHSA”) to Baxalta GmbH (“Baxalta”), in preparation for the anticipated spin-off by Baxter of Baxalta Incorporated. The spin-off was effective on July 1, 2015 and Baxalta Incorporated, became a standalone, publicly traded company traded on the New York Stock Exchange. The Company understands that Baxalta is an indirect wholly-owned subsidiary of Baxalta Incorporated.  The development and license agreement grants Baxalta an exclusive, royalty-bearing license for the research, development, commercialization and manufacture (in specified instances) of rigosertib in all therapeutic indications in Europe (the “Baxalta Territory”). In accordance with this agreement, BHSA made a $50,000,000 upfront payment to the Company. In July 2012, BHSA purchased $50,000,000 of the Company’s Series J Preferred Stock, which automatically converted to shares of Common Stock immediately prior to the consummation of the IPO. BHSA also invested $4,950,000 in the Company’s IPO. The securities of the Company owned by BHSA have also been transferred to Baxalta as part of the spin-off of Baxalta Incorporated.

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

In February 2014, the Company announced top-line analysis of a Phase 3 trial of rigosertib IV in higher-risk MDS patients. Although the results of this study showed numerical improvement in median overall survival in the rigosertib treated patients, the observed improvement in survival of 2.3 months was not sufficient to establish the required level of statistical significance and, therefore did not achieve the primary endpoint of the trial. An additional Phase 3 clinical trial for rigosertib IV in higher-risk MDS patients is required to obtain marketing approval in the Baxalta Territory. The Company could elect to have Baxalta fund fifty percent of the costs of the next phase 3 trial of rigosertib IV in higher-risk MDS, up to $15.0 million. If the Company chooses to do so, the approval milestone for higher-risk MDS will be reduced by $15.0 million.

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

The Company and Baxalta may work together for potential future rigosertib indications, beyond the initial indications noted above. Generally, if Baxalta chooses to participate in the development of additional indications, Baxalta will be responsible for a percentage of all research and development costs and expenses and the Company could earn additional milestone payments. Baxalta has full responsibility for all commercialization activities for the product in the Baxalta Territory, at Baxalta’s sole cost and expense. To date, Baxalta has not elected to participate in the development of  rigosertib oral in combination with azacitidine for patients with higher-risk MDS and AML.

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

Due to the lack of standalone value for the license, research and development services, and joint committee obligation, the upfront payment is being recognized ratably using the straight line method through December 2027, the expected term of the agreement. The Company recognized revenues under this agreement of $114,000 and $114,000, for the three months ended June 30, 2015 and 2014, respectively, and $227,000 and $227,000, for the six months ended June 30, 2015 and 2014, respectively. The Company recognized revenues related to the supply agreement with Symbio of $9,000 and $12,000, for the three months ended June 30, 2015 and 2014, respectively, and $9,000 and $12,000, for the six months ended June 30, 2015 and 2014, respectively.

8. Preclinical Collaboration

In December 2012, the Company agreed to form GBO, an entity owned by the Company and GVK BIO. The purpose of GBO is to collaborate on and develop two programs through filing of an investigational new drug application (“IND”) and/or conducting proof of concept studies using the Company’s technology platform. If a program failure occurs for one or both programs, the Company may contribute additional assets to GBO to establish a replacement program or programs.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Related-Party Transactions

The Company has entered into a research agreement, as subsequently amended, with the Mount Sinai School of Medicine (“Mount Sinai”), with which a member of its board of directors and a significant stockholder is affiliated. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in connection with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions. Payments to Mount Sinai under this research agreement for the three months ended June 30, 2015 and 2014 were $358,000 and $0, respectively and for the six months ended June 30, 2015 and 2014 were $715,000 and $295,000, respectively . At June 30, 2015 and December 31, 2014,  the Company had no outstanding amounts payable to Mount Sinai under this agreement.

The Company purchases chemical compounds and sources development services from corporations owned by a former member of its board of directors. The Company’s aggregate payments to this supplier for the three months ended June 30, 2015 and 2014 were $0 and $353,000, respectively and for the six months ended June 30, 2015 and 2014 were $0 and $385,000, respectively. At June 30, 2015 and December 31, 2014, the Company owed this supplier $8,000 and $8,000, respectively, which is included in accounts payable on the consolidated balance sheets. Presently, the Company has consolidated its operations to its Newtown, Pennsylvania headquarters. Previously the Company also occupied office space in Pennington, New Jersey pursuant to a lease which ran through May 2015, from a corporation related to this supplier and affiliated with the former member of its board of directors.

The Company has entered into a consulting agreement with a member of its board of directors, who is also a significant stockholder. The board member provides consulting services to the Company on the terms set forth in the agreement. Payments to this board member for the three months ended June 30, 2015 and 2014 were $50,000 and $52,000 respectively and for the six months ended June 30, 2015 and 2014 were $99,000 and $99,000, respectively. At June 30, 2015 and December 31, 2014, the Company had no outstanding amounts payable under this agreement.

10. Securities Registration and Sales Agreement

In October 2014, the Company entered into a Sales Agreement with Cantor Fitzgerald & Co. to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its Common Stock, having an aggregate offering price of up to $20,000,000 through Cantor. Upon delivery of a placement notice and subject to the terms and conditions of the sales agreement, Cantor will use its commercially reasonable efforts to sell the shares from time to time, based upon the Company’s instructions. The Company has provided Cantor with customary indemnification rights, and Cantor will be entitled to a commission of up to 3.0% of the gross proceeds per share sold. Sales of shares under the sales agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on The NASDAQ Global Select Market, at market prices or as otherwise agreed with Cantor. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement. A registration statement (Form S-3 No. 333-199219), relating to the shares, which was filed with the SEC became effective on November 20, 2014. During the six months ended June 30, 2015, 41,600 shares were sold under the Sales Agreement for net proceeds of $110,000. Based on the Company’s share price at June 30, 2015, the Company would have been limited to issuing shares having an aggregate offering price of up to $10,000,000, due to limitations based on the Company’s public float. This report shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of the shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

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

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

·                                          our need for additional financing and our ability to obtain sufficient funds on acceptable terms when needed, and our current plans and future needs to scale back operations if adequate financing is not obtained;

·                                          our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

·                                          the success and timing of our preclinical studies and clinical trials and regulatory approval of protocols for future clinical trials;

·                                          the difficulties in obtaining and maintaining regulatory approval of our product candidates, and the labeling under any approval we may obtain;

·                                          our plans and ability to develop, manufacture and commercialize our product candidates;

·                                          our failure to recruit or retain key scientific or management personnel or to retain our executive officers;

·                                          the size and growth of the potential markets for our product candidates and our ability to serve those markets;

·                                          regulatory developments in the United States and foreign countries;

·                                          the rate and degree of market acceptance of any of our product candidates;

·                                          obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;

·                                          the successful development of our commercialization capabilities, including sales and marketing capabilities;

·                                          recently enacted and future legislation and regulation regarding the healthcare system;

·                                          the success of competing therapies and products that are or become available;

·                                          our dependence on collaboration agreements with other pharmaceutical companies, such as Baxalta and SymBio, for commercialization of our products and our ability to achieve certain milestones under those agreements; and

·                                          the performance of third parties, including contract research organizations, or CROs and third-party manufacturers.

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule drug candidates to treat cancer. Using our proprietary chemistry platform, we have created an extensive library of targeted anti-cancer agents designed to work against cellular pathways important to cancer cells. We believe that the drug candidates in our pipeline have the potential to be efficacious in a variety of cancers. We have three clinical-stage product candidates (one of which is being developed for treatment of acute radiation syndromes) and several preclinical programs, and the majority of our current effort is focused on our lead product candidate, rigosertib. Rigosertib is being tested in both intravenous and oral formulations as a single agent, and the oral formulation also in combination with azacitidine, in clinical trials for patients with myelodysplastic syndromes, or MDS, and related cancers.

After discussions with the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, we have completed the design of a randomized controlled Phase 3 trial of rigosertib IV in a population of patients with higher-risk MDS after failure of hypomethylating agent therapy. We are finalizing our Investigational New Drug

Application, or IND, for submission to the FDA. A Clinical Trial Authorization Application is also being prepared for submission to the EMA.  We anticipate initiation of the Phase 3 trial during the second half of 2015. We are continuing enrollment in the Phase 2 portion of a clinical trial of rigosertib oral in combination with azacitidine for patients with higher-risk MDS and acute myelogenous leukemia, or AML, and anticipate completing enrollment in the second half of 2015. We are assessing the utility of bone marrow genomic methylation patterns and testing for the identification of patients more likely to respond to treatment with rigosertib oral as a single agent for patients with lower-risk MDS.

At June 30, 2015, we had approximately $25.4 million in cash and cash equivalents. We have taken significant actions to conserve cash, including headcount and expenditure reductions. We believe that our current cash balance will be sufficient to fund our ongoing trials and current operations into the first quarter of 2016. We are exploring various sources of funding for continued development of rigosertib in MDS and AML. If we are unable to successfully raise sufficient additional capital, through future debt or equity financings or through strategic and collaborative ventures with third parties, we will not have sufficient cash to fund our planned business operations. In that event, we may be forced to limit many, if not all, of our programs and consider other means of creating value for our stockholders or we may be forced to curtail all of our activities and, ultimately, potentially cease operations. Additional financings may only be available on unattractive terms, and could result in significant dilution of stockholders’ interests.

Rigosertib

Rigosertib is a small molecule that inhibits cellular signaling in cancer cells by acting as a Ras mimetic. This is believed to be mediated by the binding of rigosertib to the Ras-binding domain, or RBD, found in many Ras effector proteins, including the Raf and PI3K kinases. This mechanism of action exemplifies a new approach to block the interactions between Ras and its targets containing RBD sites. Rigosertib is being tested as a single agent and in combination with azacitidine, in clinical trials of patients with MDS and related cancers. We have enrolled more than 1,000 patients in rigosertib clinical trials. We are a party to collaboration agreements with Baxalta GmbH, or Baxalta (successor in interest of Baxter Healthcare SA), which grant Baxalta certain rights to commercialize rigosertib in Europe, and with SymBio Pharmaceuticals Limited, or SymBio, which grant SymBio certain rights to commercialize rigosertib in Japan and Korea. We have retained development and commercialization rights to rigosertib in the rest of the world, including in the United States.

Rigosertib IV for higher-risk MDS

In early 2014, we announced topline survival results from our multi-center Phase 3 clinical trial of rigosertib IV as a single agent (the “ONTIME” trial). While the ONTIME trial did not meet its primary endpoint in the intent-to-treat population, improvements in median overall survival were observed in various pre-specified and exploratory subgroups of patients.

During 2014 and 2015, we held meetings with the FDA, EMA, and several European national regulatory agencies to discuss and seek guidance on a path for approval of rigosertib IV in higher-risk MDS patients whose disease had failed hypomethylating agent, or HMA, therapy.  We discussed with both FDA and EMA refining the clinical indication in the trial patient population by defining a more homogenous target population that appeared to derive a greater benefit from rigosertib treatment in the ONTIME trial. After obtaining FDA and EMA feedback, input from key opinion leaders in the U.S. and Europe and based on learnings from the ONTIME study, we have completed the design of a new randomized controlled Phase 3 trial, referred to as 04-30, with overall survival as a primary endpoint. We are finalizing our IND for submission to the FDA. A Clinical Trial Authorization Application is also being prepared for submission to the EMA. We plan to enroll patients in the trial who (i) are under 80 years of age, (ii) had progressed on or failed to respond to previous treatment with an HMA within the first nine months of HMA treatment and (iii) had HMA therapy discontinued within six months prior to enrollment in the 04-30 trial.  We expect this Phase 3 clinical trial to be conducted at approximately 100 sites in more than ten countries and to enroll a sufficient number of patients for the trial to be well-powered. We have initiated enabling activities and expect to enroll patients later this year, but our ability to conduct the trial as planned will require us to obtain additional financing.

Rigosertib oral in combination with azacitidine in MDS and AML

We are currently enrolling patients in the Phase 2 portion of an open label clinical trial testing oral rigosertib in combination with the approved dose of injectable azacitidine for patients with higher-risk MDS and AML.  This study is based on previously published preclinical data demonstrating synergistic activity of this combination. We presented Phase 1 results from this trial at the Annual American Society of Hematology, or ASH, Meeting in December 2014 and at the MDS Symposium in April 2015. The Phase 2 portion of the trial has been designed to assess whether treatment with rigosertib, in combination with azacitidine, reduces the number of bone marrow blasts, improves peripheral blood counts and delays signs of disease progression in patients with MDS and AML. Patients can be entered into the trial after failing azacitidine and then having oral rigosertib added to azacitidine, or patients can be started de novo on the doublet. Patient enrollment in the Phase 2 portion of this trial is projected to be completed in the second half of this year and data from this study are expected to be presented at a scientific conference in the fourth quarter of 2015.

A Phase 1/2 trial with a combination of oral rigosertib and azacitidine is nearing completion. Forty-five patients with MDS, AML or chronic myelomonocytic leukemia (or CMML) have been enrolled in this study.  Phase 1 study results, presented previously, showed encouraging activity in MDS and AML patients in terms of bone marrow and hematological responses. Patients were treated at the full standard dose of azacitidine. The drug combination has been well tolerated in repetitive cycles.

A total of 33 patients have received the recommended Phase 2 dose of the combination drug therapy, including 5 patients treated in the Phase 1 stage.  Only MDS patients are included in Phase 2 and to date 28 MDS patients have received the recommended Phase 2 dose.   The Phase 2 Study included de novo patients (i.e. not previously treated with hypomethylating agents, HMAs) and those who failed treatment with a previous HMA. Consistent with reported Phase 1 results, Bone Marrow Complete Responses (or BMCR), assessed by the International Working Group (or IWG) and Bone Marrow Blast (or BMBL) criteria, have been observed in a majority of the 15 currently evaluable MDS patients. Data from additional patients yet to be evaluated may modify these interim results; we anticipate that updated data will be presented at a scientific conference later in 2015.

Oral Rigosertib for lower-risk MDS

Higher-risk MDS patients suffer from a shortfall in normal circulating blood cells, or cytopenias, as well as elevated levels of cancer cells, or blasts in their bone marrow and peripheral blood, whereas lower-risk MDS patients suffer mainly from cytopenias, that is low levels of red blood cells, white blood cells or platelets. Thus, lower-risk MDS patients depend on transfusions and growth factors or other therapies to improve their low blood counts.

We are evaluating single agent rigosertib oral as a treatment for lower-risk MDS in two Phase 2 clinical trials, 09-05 and 09-07. In December 2013, we presented data at the Annual ASH Meeting from the 09-05 Phase 2 trial. To date, Phase 2 clinical data have shown encouraging signs of efficacy of single agent oral rigosertib in transfusion-dependent, lower-risk MDS patients. Rigosertib has been generally well tolerated, except for urinary side effects previously reported at the higher dose levels. We plan to further evaluate dosing and schedule with respect to efficacy and toxicity of oral rigosertib in lower-risk MDS patients.

Data presented from the 09-05 trial also suggested the potential of a genomic methylation assessment to prospectively identify patients likely to respond to oral rigosertib. We previously expanded the 09-05 trial to add an additional cohort of 20 patients in order to advance the development of this genomic methylation test. Enrollment in this expansion cohort has been completed. We are collaborating with a methylation genomics company to refine the test and expect to present these findings later this year.

Briciclib

Our second clinical-stage product candidate is briciclib, a small molecule targeting an important intracellular regulatory protein, cyclin D1, which is often found at elevated levels in cancer cells. Cyclin D1 expression is regulated through a process termed cap-dependent translation, which requires the function of eukaryotic initiation factor 4E protien, or eIF4E. In vitro evidence indicates briciclib binds to eIF4E, blocking cap-dependent translation of Cyclin D1 and other cancer proteins, such as c-MYC, leading to tumor cell death. We are conducting a Phase 1 multisite dose-escalation trial of briciclib in patients with advanced solid tumors refractory to current therapies. Safety and efficacy assessments have been completed in six of the seven dose-escalation cohorts of patients in this trial.  Enrollment in the next cohort of patients will begin upon completion of quality control testing required for the release of the drug product to the study sites. Upon completion of the final dose-escalation cohort, we will assess potential further development for briciclib.

Recilisib

Our third clinical-stage product candidate, recilisib, is being developed in collaboration with the U.S. Department of Defense for acute radiation syndromes. We have conducted animal studies and clinical trials of recilisib under the FDA’s

Animal Efficacy Rule, which permits marketing approval for new medical countermeasures for which conventional human efficacy studies are not feasible or ethical, by relying on evidence from studies in appropriate animal models to support efficacy in humans. We have completed four Phase 1 trials to evaluate the safety and pharmacokinetics of recilisib in healthy human adult subjects using both subcutaneous and oral formulations. Ongoing studies of recilisib, focusing on animal models and biomarker development to assess the efficacy of recilisib are being conducted by third parties with government funding.  We anticipate that any future development of recilisib beyond these ongoing studies would be conducted solely with government funding or in collaborations.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,
	2015	2014	Change
Revenue	$123,000	$125,000	$(2,000)
Operating expenses:
General and administrative	2,568,000	3,985,000	1,417,000
Research and development	6,512,000	12,904,000	6,392,000
Total operating expenses	9,080,000	16,889,000	7,809,000
Loss from operations	(8,957,000)	(16,764,000)	7,807,000
Change in fair value of warrant liability	—	3,000	(3,000)
Other income (expense), net	(18,000)	(19,000)	1,000
Net loss	$(8,975,000)	$(16,780,000)	$7,805,000

Revenues

Revenues decreased by $2,000 for the three months ended June 30, 2015 when compared to the same period in 2014 primarily as a result of less clinical supply revenue under our supply agreement with SymBio.

General and administrative expenses

General and administrative expenses decreased by $1.4 million, or 36%, to $2.6 million for the three months ended June 30, 2015 from $4.0 million for the three months ended June 30, 2014. The decrease was attributable to a decrease in pre-

commercialization and business development consulting of $0.4 million, as we were conducting health economics studies and market research relating to higher risk MDS in the 2014 period.  The decrease was also caused by a $0.4 million decrease in facilities, personnel and related costs resulting from a reduction in general and administrative headcount from 18 at June 30, 2014 to 13 at June 30, 2015.  Stock-based compensation expense was $0.3 million lower in the 2015 period as a result of fewer outstanding options following the reductions in workforce.  Meetings and sponsorship expenses were $0.3 million lower in the 2015 period as the company attended and presented at fewer conferences.

Research and development expenses

Research and development expenses decreased by $6.4 million, or 50%, to $6.5 million for the three months ended June 30, 2015 from $12.9 million for the three months ended June 30, 2014. This decrease was caused primarily by a $3.5 million decrease in pre-clinical and clinical development costs in the 2015 period, due to  higher ONTIME study expenses, pancreatic clinical trial expenses, and more institutional research during the second quarter of 2014.  The decrease from the 2014 period to the 2015 period was also caused by a reduction of $0.4 million in manufacturing and formulation costs related to validation activities and a reduction of $1.7 million in consulting expenses related to analyzing clinical trial results and preparing for meetings with regulatory authorities. Personnel and related costs were $0.6 million lower as research and development headcount was down from 42 at June 30, 2014 to 23 at June 30, 2015.  Stock-based compensation expense was $0.2 million lower in the 2015 period as a result of fewer outstanding options following the reductions in workforce.

Change in fair value of warrant liability

The change in fair value of the warrant liability was $0 for the three months ended June 30, 2015 compared to a decrease of $3,000 for the three months ended June 30, 2014. The change in the fair value of the warrant liability in 2014 was related to the revaluation of the outstanding warrants to fair value.

Other income (expense), net

Other income (expense), net, decreased by $1,000 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, due primarily to the loss on disposal of office furniture of $15,000 related to closing of one office location, partially offset by a decrease in exchange loss in the 2015 period.

Comparison of the Six Months Ended June 30, 2015 and 2014

	Six months ended June 30,
	2015	2014	Change
Revenue	$237,000	$572,000	$(335,000)
Operating expenses:
General and administrative	5,533,000	8,917,000	3,384,000
Research and development	16,010,000	27,152,000	11,142,000
Total operating expenses	21,543,000	36,069,000	14,526,000
Loss from operations	(21,306,000)	(35,497,000)	14,191,000
Change in fair value of warrant liability	—	19,000	(19,000)
Other income (expense), net	(36,000)	(18,000)	(18,000)
Net loss	$(21,342,000)	$(35,496,000)	$14,154,000

Revenues

Revenues decreased by $0.3 million for the six months ended June 30, 2015 when compared to the same period in 2014 primarily as a result of research and development revenue under the Baxter agreement being recognized on a proportional performance basis which was completed during the first quarter of 2014.

General and administrative expenses

General and administrative expenses decreased by $3.4 million, or 38%, to $5.5 million for the six months ended June 30, 2015 from $8.9 million for the six months ended June 30, 2014. The decrease was primarily caused by a decrease in professional fees and consulting fees of $1.9 million as a result of higher pre-commercialization consulting during the 2014 period.  The decrease was also caused by a $0.9 million decrease in facilities, personnel & related costs from a reduction in general and administrative headcount from 18 at June 30, 2014 to 13 at June 30, 2015.  Stock-based compensation expense was $0.2 million lower in the 2015 period as a result of fewer outstanding options following the reduction in workforce.  Meetings and sponsorship expenses were $0.4 million lower in the 2015 period as the company attended & presented at fewer conferences.

Research and development expenses

Research and development expenses decreased by $11.1 million, or 41%, to $16.0 million for the six months ended June 30, 2015 from $27.2 million for the six months ended June 30, 2014.  This decrease was caused primarily by a $6.2 million decrease in pre-clinical and clinical development costs in the 2015 period due to higher ONTIME study expenses, , pancreatic clinical trial expenses, and more institutional research during the six month period in 2014.  The decrease from the 2014 period to the 2015 period was also caused by a reduction of $1.3 million in manufacturing and formulation costs related to validation activities and $2.3 million in consulting expenses related to analyzing clinical trial results and preparing for meetings with regulatory authorities. Personnel & related costs were $1.0 million lower as research and development headcount was down from 42 at June 30, 2014 to 23 at June 30, 2015.  Stock-based compensation expense was $0.3 million lower in the 2015 period as a result of fewer outstanding options following the reduction in workforce.

Change in fair value of warrant liability

The change in fair value of the warrant liability was $0 for the six months ended June 30, 2015 compared to a decreased of  $19,000 for the six months ended June 30, 2014.  The change in the fair value of the warrant liability in 2014 was related to the revaluation of the outstanding warrants to fair value.

Other income (expense), net

Other income (expense), net, decreased by $18,000 for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily to the loss on disposal of office furniture of $15,000 related to closing of one office location and less interest income as a result of lower cash balances, partially offset by a decrease in exchange loss in the 2015 period.

Financial Condition

Total assets decreased $19.6 million, or approximately 41%, from $47.3 million at December 31, 2014 to $27.7 million at June 30, 2015.  The decrease in total assets was due primarily to decreases in cash and cash equivalents, as well as prepaid expenses and other current assets.  Total liabilities decreased from $23.7 million at December 31, 2014 to $23.2 million at June 30, 2015, a decrease of approximately $0.5 million, or 2%. Total stockholders’ equity decreased from $23.6 million at December 31, 2014 to $4.6 million at June 30, 2015, a decrease of $19.0 million, or approximately 81%, primarily due to a net loss of $21.3 million for the six months ended June 30, 2015.

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

Under our collaboration agreements with Baxter and SymBio, we are also eligible to receive various milestone payments upon the achievement of specified development and regulatory milestones and up to $280.0 million upon the achievement of specified commercialization milestones, as well as tiered royalties, at percentage rates ranging from the low-teens to low-twenties, on any future net sales of products resulting from these collaborations. In October 2014, the Company entered into a sales agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its Common Stock, having an aggregate offering price of up to $20,000,000 through Cantor. During the six months ended June 30, 2015, 41,600 shares were sold under the Sales Agreement for net proceeds of $110,000.

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

We do not have the funding resources necessary to carry out all of our proposed operating activities. We will need to obtain substantial additional financing in the future in order to fully fund rigosertib or any other product candidates through the regulatory approval process. Accordingly, we may delay our planned clinical trials, including the planned new Phase 3 clinical trial of rigosertib IV in higher-risk MDS, 04-30, until we secure adequate additional funding.  During the first quarter of this year, we implemented a plan to scale down our operations in order to reduce spending on general and administrative functions, research and development, and other clinical trials. We expect this plan to result in further reductions in spending through the end of 2015, but such reductions may begin to be offset by enabling activities for enrollment of patients in our 04-30 clinical trial. We are exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources. If we are unable to secure adequate additional funding, we will continue to delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business, operating results, financial condition and cash flows may be materially and adversely affected. We will incur substantial costs beyond the present and planned clinical trials in order to file a New Drug Application (NDA) for rigosertib. The nature, design, size and cost of further studies will depend in large part on the outcome of preceding studies and discussions with regulators.

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $21.3 million and $35.5 million for the six months ended June 30, 2015 and 2014, respectively. Our operating activities used $18.3 million and $30.2 million of net cash during the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, we had an accumulated deficit of $315.9 million, working capital of $17.5 million, and cash and cash equivalents of $25.4 million.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(18,327,000)	$(30,185,000)
Investing activities	—	24,778,000
Financing activities	104,000	898,000
Effect of foreign currency translation	(1,000)	(1,000)
Net (decrease) increase in cash and cash equivalents	$(18,224,000)	$(4,510,000)

Net cash used in operating activities

Net cash used in operating activities was $18.3 million for the six months ended June 30, 2015 and consisted primarily of a net loss of $21.3 million, partially offset by $2.2 million of noncash stock-based compensation expense. Changes in operating assets and liabilities resulted in a net increase in cash of $0.7 million. Significant changes in operating assets and liabilities included a decrease in deferred revenue as a result of $0.2 million of the unamortized portion of the upfront payment under our collaboration agreement with SymBio. Accrued expenses decreased $0.5 million, which was partially offset by an increase in accounts payable of $0.2 million. The decrease in accrued expenses was caused by the timing of invoices for clinical trial and manufacturing development costs related to the ongoing trials and development of our product candidates at June 30, 2015. The increase in accounts payable was caused by the timing of payments to our vendors.  Prepaid expenses and other current assets decreased $1.2 million as a result of the recognition of expense for clinical and manufacturing activities, as well as insurance expense.  Restricted cash decreased $0.1 million due to the expiration of a letter of credit related to an office lease which was terminated during the first quarter of 2015.

Net cash provided by investing activities

There was no net cash provided by or used in investing activities for the six months ended June 30, 2015.  Net cash provided by investing activities for the six months ended June 30, 2014 was $24.8 million, and consisted of $25 million in maturities of marketable securities partially offset by $0.2 million due to the purchases of fixed assets.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ending June 30, 2015 consisted of sales of common stock of $0.1 million.  Net cash provided by financing activities for the six months ended June 30, 2014 was $0.9 million, which resulted from the proceeds received from the exercise of stock options in the 2014 period.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future.  During the first quarter of this year, we implemented a plan to scale down our operations in order to reduce spending on general and administrative functions, research and development, and other clinical trials. We expect this plan to result in further reductions in spending through the end of 2015, but such reductions may begin to be offset by enabling activities for enrollment of patients in our 04-30 clinical trial.

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

Our future capital requirements will depend on many factors, including:

·                                          timing and success of our clinical trials for rigosertib, including commencement of 04-30 and related enabling   activities;

·                                          continued progress of and increased spending related to our research and development activities;

·                                          conditions in the capital markets and the biopharmaceutical industry, particularly with respect to raising capital or entering into strategic arrangements;

·                                          progress with preclinical experiments and clinical trials, including regulatory approvals necessary for advancement and continuation of our development programs;

·                                          changes in regulatory requirements and guidance of the FDA and other regulatory authorities, which may require additional clinical trials to evaluate safety and/or efficacy, and thus have significant impacts on our timelines, cost projections, and financial requirements;

·                                          ongoing general and administrative expenses related to our reporting obligations under the Exchange Act;

·                                          cost, timing, and results of regulatory reviews and approvals;

·                                          costs of pending or future legal proceedings, claims, lawsuits and investigations;

·                                          success, timing, and financial consequences of any existing or future collaborative, licensing and other arrangements that we may establish, including potential granting of licenses to one or more of our programs in various territories, or otherwise monetizing one or more of our programs;

·                                          cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

·                                          costs of commercializing any of our other product candidates;

·                                          technological and market developments;

·                                          cost of manufacturing development; and

·                                          timing and volume of sales of products for which we obtain marketing approval.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ONCONOVA THERAPEUTICS, INC.

Dated: August 13, 2015

/s/ RAMESH KUMAR, Ph.D.
Ramesh Kumar, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2015

/s/ AJAY BANSAL
Ajay Bansal
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement between Onconova Therapeutics, Inc. and Ramesh Kumar, Ph.D (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2015).
10.2

Amended and Restated Employment Agreement between Onconova Therapeutics, Inc. and Thomas McKearn, M.D., Ph.D (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 8, 2015).

10.3	Employment Agreement between Onconova Therapeutics, Inc. and Manoj Maniar, Ph.D (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 8, 2015).
10.4

Amended and Restated Employment Agreement between Onconova Therapeutics, Inc. and Ajay Bansal (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 8, 2015).

10.5	Amended and Restated Employment Agreement between Onconova Therapeutics, Inc. and Steven Fruchtman, M.D.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.1	Section 1350 Certifications of Principal Executive Officer
32.2	Section 1350 Certifications of Principal Financial Officer
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document