Form 10-K
period 2015-12-31
Onconova Therapeutics, Inc.
filed 2016-03-28
CIK 1130598

Use these links to rapidly review the document
Table of Content
Financial Statement

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $30.1 million, based on the last reported sale price of the registrant's common stock on the NASDAQ Global Select Market.

         There were 27,401,035 shares of Common Stock outstanding as of March 15, 2016.

DOCUMENTS INCORPORATED BY REFERENCE: [NONE]

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

        Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

  •
  our need for additional financing for our INSPIRE trial and other operations, and our ability to obtain sufficient funds on acceptable terms when needed, and our plans and future needs to scale back operations if adequate financing is not obtained;

  •
  our ability to continue as a going concern;

  •
  our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

  •
  the success and timing of our preclinical studies and clinical trials, including site initiation and patient enrollment, and regulatory approval of protocols for future clinical trials;

  •
  our ability to enter into, maintain and perform collaboration agreements with other pharmaceutical companies,, for funding and commercialization of our clinical drug candidates or preclinical compounds, and our ability to achieve certain milestones under those agreements;

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

ii

  •
  regulatory developments in the United States and foreign countries;

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

  •
  our ability to maintain the listing of our common stock on a national securities exchange;

  •
  the potential for third party disputes and litigation; and

  •
  the performance of third parties, including contract research organizations, or CROs and third-party manufacturers.

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

iii

PART I

ITEM 1.    BUSINESS

Overview

        Onconova Therapeutics, Inc., sometimes referred to as "we" or the "Company," is a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule drug candidates to treat cancer. Using our proprietary chemistry platform, we have created an extensive library of targeted anti-cancer agents designed to work against cellular pathways important to cancer cells. We believe that the drug candidates in our pipeline have the potential to be efficacious in a variety of cancers. We have one actively enrolling Phase 3 clinical-stage product candidate and two other clinical-stage product candidates (one of which is being developed for treatment of acute radiation syndromes) and several preclinical programs. Substantially all of our current effort is focused on our lead product candidate, rigosertib. Rigosertib is being tested in both intravenous and oral formulations as a single agent, and the oral formulation is also being tested in combination with azacitidine, in clinical trials for patients with myelodysplastic syndromes, or MDS, and related cancers.

        In December 2015, we enrolled the first patient in a randomized controlled Phase 3 clinical trial of rigosertib IV in a population of patients with higher-risk MDS after failure of hypomethylating agent, or HMA, therapy. The trial, which we refer to as INSPIRE, is expected to enroll approximately 225 patients at more than 100 sites globally. The primary endpoint of INSPIRE is overall survival, and an interim analysis is anticipated. We anticipate reporting topline data from the INSPIRE trial in 2018.

        During 2015, we sold shares of common stock for net proceeds of $7.5 million and at December 31, 2015, we had approximately $19.8 million in cash and cash equivalents. In January 2016, we completed a sale of common stock and warrants for net proceeds of approximately $1.6 million. During 2015 and into 2016, we have taken significant actions to conserve cash, including reduction in personnel and expenditures. While we will continue to take cash conservation actions where appropriate, our costs will increase in subsequent quarters as more INSPIRE sites open and more patients enroll in the INSPIRE trial. We believe that our cash and cash equivalents, together with anticipated contractual cost-sharing payments from Baxalta for a portion of the INSPIRE trial costs, will be sufficient to fund our ongoing trials and operations into the first quarter of 2017, although there is substantial doubt about our ability to continue as a going concern.

        We are exploring various sources of funding for continued development of rigosertib in MDS and acute myelogenous leukemia, or AML. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, including rigosertib, or grant licenses on terms that are not favorable to us. There can be no assurance, however, that the Company will be successful in obtaining such financing at the level needed to complete its research and development programs, on terms acceptable to the Company, or at all, or that the Company will obtain approvals necessary to market its products or achieve profitability or sustainable, positive cash flow. If we are unable to successfully raise sufficient additional capital, through future financings or through strategic and collaborative arrangements, we will not have sufficient cash to fund our planned business operations and due to our ongoing losses and our accumulated deficit in combination with these factors, the opinion of our independent registered public accounting firm on our audited consolidated financial statements for our fiscal year ended December 31, 2015 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Rigosertib

        Rigosertib is a small molecule that inhibits cellular signaling by acting as a Ras mimetic. This is believed to be mediated by the binding of rigosertib to the Ras-binding domain, or RBD, found in many Ras effector proteins, including the Raf and PI3K kinases. This mechanism of action provides a new approach to block the interactions between Ras and its targets containing RBD sites. Rigosertib is being tested as a single agent and in combination with azacitidine, in clinical trials of patients with MDS and related cancers. We have enrolled more than 1,200 patients in rigosertib clinical trials. We are a party to a license and development agreement with Baxalta, which is scheduled to terminate August 30, 2016. Pursuant to that agreement, Baxalta was granted certain rights to commercialize rigosertib in Europe, which rights will revert to us upon termination. We are also party to a collaboration agreement with SymBio, which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. We have retained development and commercialization rights to rigosertib in the rest of the world, including in the United States, although we could consider licensing commercialization rights to other territories as we seek additional funding.

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

        MDS is typically diagnosed using routine blood tests or by observing combination of certain symptoms, such as shortness of breath, weakness, easy bruising or bleeding, or fever with frequent infections. A diagnosis of MDS is confirmed by evaluating a bone marrow biopsy/aspirate showing dysplastic changes, and, in more advanced cases, the presence of excess blasts, meaning that blasts account for more than 5% of the total number of nucleated cells in the bone marrow. Several classification systems have been developed to gauge the severity of disease and help determine prognosis and treatment strategy. Two standard classification systems can be used, the French-American-British morphological classification system, or the FAB system, as modified by the World Health Organization, or WHO, and the recently revised International Prognostic Scoring System, or IPSS-R, to estimate anticipated survival for patients with MDS based on marrow function and marrow cytogenetics. IPSS-R ranks the severity of chromosome abnormalities, number of cytopenias, and percentage of bone marrow blasts observed at diagnosis to calculate a five-level risk score: Very Low, Low, Intermediate, High and Very High. MDS patients are generally classified using IPSS-R in order to assess the risk of dying or having their disease progress to AML.

Treating Myelodysplastic Syndromes

        We believe that most higher-risk and some lower-risk MDS patients in the United States are treated with azacitidine or decitabine, the two approved HMAs for treatment of MDS. A provider of information services and technology for the healthcare industry estimates that in the year ended June 2012, approximately 12,500 MDS patients in the United States received treatment with HMAs.

        A significant number of higher-risk MDS patients fail or cannot tolerate treatment with azacitidine or decitabine, which represent the current standard of care for higher-risk MDS patients, and almost all patients who initially respond to therapy eventually progress. Median survival time of MDS patients who have failed HMAs is less than six months. Accordingly, we believe that a new therapy that would extend survival in these patients would represent a major contribution in the treatment of MDS.

        Allogeneic peripheral blood stem cell or bone marrow transplantation is a potentially curative therapy for MDS. However, since most patients with MDS are elderly and therefore ineligible for transplantation due to the arduous nature of the procedure, this option is generally considered only for the small proportion of younger MDS patients.

        HMAs are believed to inhibit the methylation of DNA. Methylation is a biochemical process involving the addition of a methyl group to DNA and plays an important role in gene expression during cell division and differentiation. Hypomethylation may also restore normal function to genes that are critical for differentiation and proliferation. By contrast, rigosertib works by blocking multiple oncogenic pathways through a Ras mimetic mechanism. Because rigosertib has a mechanism of action that is different from HMAs, it may be active in patients who have failed treatment with those drugs. Furthermore, rigosertib's distinct mechanism of action has been shown to combine well with approved HMAs and preclinical studies testing the combination of rigosertib with azacitidine have demonstrated synergy between the two agents. Based on these studies and our current understanding of the mechanism of action of rigosertib, we believe that rigosertib has the potential to be developed in combination with azacitidine for front-line or second line MDS patients and for patients with AML who are not candidates for standard induction chemotherapy; or second-line AML who have failed induction chemotherapy.

        Lower-risk MDS patients are those categorized as Very Low, Low or Intermediate risk by the IPSS-R scoring system, with transfusion-dependent anemia. The subset of del(5q) cytogenetic abnormality patients are generally treated with lenalidomide (Revlimid®). For all other lower-risk MDS patients, supportive care employing blood products, such as red blood cell and platelet transfusions, and erythroid stimulating agents, is the mainstay of therapy. Frequent transfusions introduce many risks, including iron overload, blood borne infections and immune-related reactions. We believe that a therapeutic agent that could lower or eliminate the need for transfusions over an extended period of time would fulfill a significant unmet medical need for this patient population.

Rigosertib IV for higher-risk MDS

        In early 2014, we announced topline survival results from our "ONTIME" trial, a multi-center Phase 3 clinical trial of rigosertib IV as a single agent. The ONTIME trial did not meet its primary endpoint in the intent-to-treat population, although improvements in median overall survival were observed in various pre-specified and exploratory subgroups of higher-risk MDS patients.

        During 2014 and 2015, we held meetings with the U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA, and several European national regulatory authorities to discuss and seek guidance on a path for approval of rigosertib IV in higher-risk MDS patients whose disease had failed HMA therapy. After discussions with the FDA and EMA, we have refined the patient eligibility criteria in the new trial by defining a more homogenous patient population. After regulatory feedback, input from key opinion leaders in the U.S. and Europe and based on learnings from the ONTIME study, we designed a new randomized controlled Phase 3 trial, referred to as INSPIRE, with overall survival as a primary endpoint. The INSPIRE trial is enrolling higher-risk MDS patients under 80 years of age who have progressed on, or failed to respond to, previous treatment with HMAs within the first nine months after initiation of HMA therapy, and had their last dose of HMA within six months prior to enrollment in the trial. The primary endpoint of this study is overall survival, and an interim analysis is anticipated. This randomized trial of approximately 225 patients is expected to be conducted at more than 100 sites globally. In August 2015, we submitted an updated investigational new drug application, or IND, to the FDA, and in August 2015 we submitted Clinical Trial Applications, or CTAs, with the United Kingdom, German and Austrian regulatory authorities for IV rigosertib as a treatment for higher-risk MDS after failure of HMA therapy. The first CTA has been cleared by the Medicines and Healthcare products Regulatory Agency. The first patient in the INSPIRE trial was enrolled at the MD Anderson Cancer Center in December 2015 and, as of March 22, 2016, fourteen clinical sites are open and recruiting patients. The first patient in Europe was enrolled on March 18, 2016.

Safety and Tolerability of rigosertib IV in MDS and other hematologic malignancies

        Rigosertib IV monotherapy has been evaluated in several Phase 1, 2 and 3 studies in MDS and other hematologic malignancies. Three of the Phase 1 and 2 studies are completed and clinical study reports (CSRs) are available. The three other studies have not yet completed; thus data are subject to change. The most frequent reason for study discontinuation (48.0%) was progressive disease (PD) based on 2006 International Working Group (IWG) criteria (44.9%) or symptomatic deterioration (3.1%). The occurrence of adverse events (AEs) led to withdrawal of 21.2% of patients. Withdrawal was at patient's request in 15.4% of the cases. A total of 109 patients (24.4%) died due to TEAEs. Only four of the TEAEs leading to death were considered related to rigosertib: acute renal failure, renal failure, septic shock, and sepsis. Using the Medical Dictionary for Regulatory Activities (MedDRA) terminology, the most frequently reported drug-related TEAEs were in system organ class (SOC) categories of gastrointestinal (GI) disorders (28.2%) and general disorders and administration site conditions (21.0%). Individual TEAEs reported by at least 5% of patients across SOC categories included, by decreasing order of frequency, nausea (14.8%), fatigue (13.9%), diarrhoea (11.2%), constipation (8.5%), and decreased appetite (5.8%). The most frequently reported ≥ Grade 3 drug-related TEAEs were in the SOC categories of blood and lymphatic system disorders (8.3%) and Investigations (6.5%). Individual TEAEs reported by at least 1% of patients across SOC categories were anemia (4.0%); neutrophil count decreased (3.1%); platelet count decreased (2.9% each); neutropenia and thrombocytopenia (2.2% each); hyponatraemia (2.0%); white blood cell count decreased (1.8%); febrile neutropenia (1.6%); and fatigue (1.6%). Among the 11.0% of patients whose serious adverse events (SAEs) were considered drug-related, the two most frequent events were febrile neutropenia and delirium (1.1% of patients each). Other drug-related SAEs included hyponatraemia, confusional state, dyspnoea, dizziness, and mental status changes (0.7% each); anaemia, fatigue, dehydration, haematuria, and pollakiuria (0.4% each); and autoimmune haemolytic anaemia, thrombocytopenia, diabetes insipidus, abdominal distension, gastrointestinal haemorrhage, retroperitoneal fibrosis, asthenia, malaise, pyrexia, cholecystitis, bacteraemia, bronchitis, cystitis escherichia, lung infection, pneumonia, sepsis, septic shock, sinusitis fungal, urinary tract infection, hypoglycaemia, muscular weakness, convulsion, headache, dysuria, nephrolithiasis, renal failure, renal failure acute, pulmonary alveolar haemorrhage, and respiratory distress (0.2% each). Three patients (0.7%), all enrolled in a Phase 1 dose-escalating study, experienced dose-limiting toxicities (DLTs), defined as drug-related TEAEs that occurred during the first cycle of rigosertib administration. DLTs included pneumonia, dysuria, and dyspnoea (1 patient, 0.2%, each).

Rigosertib oral in combination with azacitidine for MDS and AML

        We have completed enrollment in the Phase 2 portion of an open label Phase 1/2 clinical trial testing rigosertib oral in combination with the approved dose of injectable azacitidine for patients with higher-risk MDS and AML. This study is based on our published preclinical data demonstrating synergistic activity of this combination. We presented Phase 1 results from this trial at the American Society of Hematology (ASH) Annual Meeting in December 2014 and at the MDS Symposium in April 2015. These results showed encouraging activity in MDS and AML patients in terms of bone marrow and hematological responses. Patients in the Phase 1 portion were treated at the full standard dose of azacitidine, and the drug combination was well tolerated in repetitive cycles.

        The Phase 2 portion of the trial was designed to assess whether treatment with rigosertib, in combination with the approved dose of injectable azacitidine, reduces the number of bone marrow blasts, improves peripheral blood counts and can resensitize the marrow blast cells to azacitidine for patients who were previously exposed to azacitidine Patient enrollment in the Phase 2 portion of this trial was completed in the fourth quarter of 2015 and interim data were summarized by way of an oral presentation at the ASH Annual Meeting in December 2015.

        The Phase 2 combination trial included both front-line MDS patients (that is, patients not previously treated with HMAs) and MDS patients whose disease had failed prior HMA therapy (second-line patients). The oral presentation at ASH presented results from a total of 37 MDS patients treated with the recommended Phase 2 dose of oral rigosertib (560 mg AM/280 mg PM) plus the full standard dose of injectable azacitidine. The combination of oral rigosertib and azacitidine was well tolerated, with a median duration of treatment of four months (range 1 to 27 months).

        At the time of the ASH 2015 presentation, 30 MDS patients were evaluable for efficacy assessment per 2006 IWG, criteria. Twenty-three of 30 patients (77%) responded to the combination therapy, including six patients who had complete remissions. Hematologic improvement was observed in 13 of 26 patients that were evaluable for this part of the analysis. Notably, 16 of 19 (84%) HMA-naïve patients had a response to the combination therapy and 7 of 11 (64%) patients whose disease had previously failed HMAs responded. As of December 2015, the median duration of these responses had not yet been reached. Additional data collection continues for the patients remaining on study and may impact the final results of the trial.

Rigosertib oral for lower-risk MDS

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

        We have explored single agent rigosertib oral as a treatment for lower-risk MDS in two Phase 2 clinical trials, 09-05 and 09-07. In December 2013, we presented data at the Annual ASH Meeting from the 09-05 Phase 2 trial. To date, Phase 2 clinical data have shown encouraging signs of efficacy of single agent oral rigosertib in transfusion-dependent, lower-risk MDS patients. Rigosertib has been generally well tolerated, except for urinary side effects at higher dose levels. Future clinical trials will be needed to evaluate dosing and schedule modifications and their impact on efficacy and toxicity of oral rigosertib in lower-risk MDS patients.

        Data presented from the 09-05 trial also suggested the potential of a genomic methylation assessment of bone marrow cells to prospectively identify lower-risk MDS patients likely to respond to oral rigosertib. We therefore expanded the 09-05 trial by adding an additional cohort of 20 patients to advance the development of this genomic methylation test. Enrollment in this expansion cohort has been completed. We are collaborating with a methylation genomics company and academic collaborators to refine this genomic methylation test.

Safety and Tolerability of rigosertib oral in MDS and other hematologic malignancies

        Oral rigosertib as a monotherapy has been evaluated in four Phase 1 and 2 studies in MDS and other hematologic malignancies. One study is completed and a CSR is available. The three other studies have not yet completed; thus final data are subject to change. The main reasons for study discontinuation were Investigator's decision (22.6%) and PD per the 2006 IWG criteria (19.4%). The occurrence of AEs led to withdrawal of 20.0% of patients. Patients requested withdrawal in 16.1% of the cases. Ten patients (6.1%) died due to TEAEs, none of which was considered related to rigosertib. The majority of patients (76.2%) experienced TEAEs that were considered drug-related. The most frequently reported drug-related TEAEs were in the SOC category of renal and urinary disorders (56.1% of patients); and 22.6% of patients experienced drug-related gastrointestinal disorders. Individual TEAEs reported by at least 5% of patients across SOC categories included, by decreasing order of frequency, pollakiuria (31.1%), dysuria (26.8%), haematuria (20.7%), urinary tract pain (17.7%), micturition urgency (17.7%), urinary tract infection (12.8%), diarrhoea (9.8%), fatigue (7.9%), decreased appetite (6.7%), nausea (9.8%), and cystitis (6.1%). Drug-related TEAEs were ≥ Grade 3 in 20.1% of the patients. The most frequently reported ≥ Grade 3 drug-related TEAEs were blood and lymphatic system disorders (6.7%), infections and infestations (4.9%), and investigations (4.9%). Individual drug-related TEAEs ≥ Grade 3 reported by at least 1% of patients included neutropenia (3.7%), cystitis (3.0%); neutrophil count decreased and haematuria (2.4% each); thrombocytopenia and dysuria (1.8%); leukopenia, urinary tract infection, platelet count decreased, hyponatraemia, urinary tract pain, and dyspnoea (1.2% each). Among the 13 (7.9%) patients whose SAEs were considered drug-related, the events were mostly urinary. Drug-related SAEs included cystitis (3.0%), haematuria (1.2%); and anaemia, angina pectoris, adverse drug reaction, urinary tract infection, hyperglycaemia, dysuria, dyspnoea, and lung disorder (0.6% each). During Phase 1 studies, nine patients (5.5%) experienced 14 DLTs, which were defined as drug-related TEAEs that occurred during the first cycle of rigosertib administration. These included neutropenia, pain, cystitis, limb injury, alanine aminotransferase increased, aspartate aminotransferase increased, blood creatinine increased, hypoalbuminaemia, hypocalcaemia, hyponatraemia, haematuria, dyspnoea, and haematoma.

        Oral rigosertib in combination with azacitidine is under evaluation in a Phase 2 trial for patients with MDS. As of December 2015, 37 MDS patients were evaluable for safety analysis. The occurrence of TEAEs led to study withdrawal in 19% of patients. 3 patients (8%) of patients died due to TEAEs, none of which was considered drug-related. The majority of patients, 84%, experienced TEAEs which were considered drug-related. The most frequently reported related events (at least 3 patients) were Dysuria (32%), Nausea and Haematuria (22% each), Pollakiuria (16%), Neutropenia (14%), Decreased appetite, Diarrhoea, and Thrombocytopenia (11% each). TEAEs of ≥ Grade 3 severity were observed in 84% of the patients and were considered drug-related in 38% of the patients.

Other Programs

        The vast majority of the Company's efforts are now devoted to the advanced stage development of rigosertib for unmet medical needs of MDS patients. Other programs are either paused, inactive or require only minimal internal resources and efforts.

Briciclib

        Briciclib, another of our product candidates, a small molecule targeting an important intracellular regulatory protein, cyclin D1, which is often found at elevated levels in cancer cells. Cyclin D1 expression is regulated through a process termed cap-dependent translation, which requires the function of eukaryotic initiation factor 4E protein, or eIF4E. In vitro evidence indicates briciclib binds to eIF4E, blocking cap-dependent translation of cyclin D1 and other cancer proteins, such as c-MYC, leading to tumor cell death. We have been conducting a Phase 1 multisite dose-escalation trial of briciclib in patients with advanced solid tumors refractory to current therapies. Safety and efficacy assessments are complete in six of the seven dose-escalation cohorts of patients in this trial. As of December 2015, however, the briciclib IND is on full clinical hold following a drug product lot testing failure. We will be required to undertake appropriate remedial actions prior to re-initiating the clinical trial and completing the final dose-escalation cohort.

Recilisib

        Recilisib is a product candidate being developed in collaboration with the U.S. Department of Defense for acute radiation syndromes. We have completed four Phase 1 trials to evaluate the safety and pharmacokinetics of recilisib in healthy human adult subjects using both subcutaneous and oral formulations. We have also conducted animal studies and clinical trials of recilisib under the FDA's Animal Efficacy Rule, which permits marketing approval for new medical countermeasures for which conventional human efficacy studies are not feasible or ethical, by relying on evidence from studies in appropriate animal models to support efficacy in humans. Ongoing studies of recilisib, focusing on animal models and biomarker development to assess the efficacy of recilisib are being conducted by third parties with government funding. We anticipate that any future development of recilisib beyond these ongoing studies would be conducted solely with government funding or by collaboration.

Preclinical Product Candidates

        In addition to our three clinical-stage product candidates, we have several product candidates that target kinases, cellular metabolism or cell division in preclinical development. We may explore additional collaborations to further the development of these product candidates as we focus internally on our more advanced programs.

Research and Development

        Since commencing operations, we have dedicated a significant portion of our resources to the development of our clinical-stage product candidates, particularly rigosertib. We incurred research and development expenses of $25.9 million, $49.4 million and $50.2 during the years ended December 31, 2015, 2014 and 2013, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development.

Collaborations

Baxalta GmbH

        We are party to a September 2012 development and license agreement with Baxalta GmbH, successor in interest to Baxter Healthcare SA, which is scheduled to terminate August 30, 2016. We generally refer to Baxalta GmbH, together with its predecessor, collectively as "Baxalta." The development and license agreement granted Baxalta an exclusive, royalty-bearing license for the research, development, commercialization and manufacture (in specified instances) of rigosertib in all therapeutic indications in specified countries comprising most of Europe (the "Baxalta Territory"). Pursuant to the agreement, we received an upfront payment of $50,000,000, are receiving cost-sharing payments for our INSPIRE trial and were eligible to receive certain additional milestone payments and royalties as further described below.

        On March 3, 2016, we received a notice from Baxalta of their election to terminate the development and license agreement because further support of this program did not align with their strategic priorities. The termination notice was received after commencement of the INSPIRE trial which was designed following consultation with Baxalta. In accordance with the terms of the Baxalta agreement, upon termination, the rights that we had licensed to Baxalta will revert to us at no cost. Additionally, any rights we have to previously-agreed funding, pre-commercial milestone payments and royalties from Baxalta would terminate in accordance with the agreement, absent any breaches.

        Under the terms of the Baxalta agreement, we were initially required to perform research and development to advance three initial rigosertib indications, rigosertib intravenous (IV) in higher-risk MDS patients, rigosertib IV in pancreatic cancer patients and rigosertib oral in lower-risk MDS patients, through Phase 3, Phase 3 and Phase 2 clinical trials, respectively.

        The Baxalta agreement contemplated development of rigosertib IV in higher-risk MDS patients through our ONTIME trial and potentially additional Phase 3 clinical trials. As our ONTIME trial did not achieve its primary endpoint, we are continuing the development of rigosertib IV in higher-risk MDS patients through our INSPIRE trial. In accordance with the agreement, we elected to have Baxalta fund fifty percent of the costs of INSPIRE, up to $15.0 million. We started billing Baxalta for these costs starting in the second quarter of 2015. We recorded revenue of $2.9 million during 2015 as a result of Baxalta's funding of the INSPIRE trial. We have overall responsibility for the trial, including determination of the trial specifications, selection of third party service providers and payment for all services and materials. Baxalta terminated the development and license agreement after commencement of the INSPIRE trial and after we had elected to have Baxalta reimburse us for our costs incurred in running this trial, per contract. We will attempt to maximize Baxalta's financial support for the INSPIRE trial, but there can be no assurances regarding the amount of funds which we will receive from Baxalta following termination.

SymBio Pharmaceuticals Limited

        In July 2011, we entered into a license agreement with SymBio, as subsequently amended, granting SymBio an exclusive, royalty-bearing license for the development and commercialization of rigosertib in Japan and Korea (the "Symbio Territory"). Under the SymBio license agreement, SymBio is obligated to use commercially reasonable efforts to develop and obtain market approval for rigosertib inside the licensed territory and we have similar obligations outside of the licensed territory. We have also entered into an agreement with SymBio providing for it to supply SymBio with development-stage product. Under the SymBio license agreement, we also agreed to supply commercial product to SymBio under specified terms that will be included in a commercial supply agreement to be negotiated prior to the first commercial sale of rigosertib. The supply of development-stage product and the supply of commercial product will be at our cost plus a defined profit margin. Sales of development-stage product have been de minimis. We have additionally granted SymBio a right of first negotiation to license or obtain the rights to develop and commercialize compounds having a chemical structure similar to rigosertib in the licensed territory.

        Under the terms of the SymBio license agreement, we received an upfront payment of $7,500,000. We are eligible to receive milestone payments of up to an aggregate of $22,000,000 from SymBio upon the achievement of specified development and regulatory milestones for specified indications. Of the regulatory milestones, $5,000,000 is due upon receipt of marketing approval in the United States for rigosertib IV in higher-risk MDS patients, $3,000,000 is due upon receipt of marketing approval in Japan for rigosertib IV in higher-risk MDS patients, $5,000,000 is due upon receipt of marketing approval in the United States for rigosertib oral in lower-risk MDS patients, and $5,000,000 is due upon receipt of marketing approval in Japan for rigosertib oral in lower-risk MDS patients. Furthermore, upon receipt of marketing approval in the United States and Japan for an additional specified indication of rigosertib, which we are currently not pursuing, an aggregate of $4,000,000 would be due. In addition to these pre-commercial milestones, we are eligible to receive tiered milestone payments based upon annual net sales of rigosertib by SymBio of up to an aggregate of $30,000,000.

        Further, under the terms of the SymBio license agreement, SymBio will make royalty payments to us at percentage rates ranging from the mid-teens to 20% based on net sales of rigosertib by SymBio.

        Royalties will be payable under the SymBio agreement on a country-by-country basis in the licensed territory, until the later of the expiration of marketing exclusivity in those countries, a specified period of time after first commercial sale of rigosertib in such country, or the expiration of all valid claims of the licensed patents covering rigosertib or the manufacture or use of rigosertib in such country. If no valid claim exists covering the composition of matter of rigosertib or the use of or treatment with rigosertib in a particular country before the expiration of the royalty term, and specified competing products achieve a specified market share percentage in such country, SymBio's obligation to pay us royalties will continue at a reduced royalty rate until the end of the royalty term. In addition, the applicable royalties payable to us may be reduced if SymBio is required to pay royalties to third-parties for licenses to intellectual property rights necessary to develop, use, manufacture or commercialize rigosertib in the licensed territory. The license agreement with SymBio will remain in effect until the expiration of the royalty term. However, the SymBio license agreement may be terminated earlier due to the uncured material breach or bankruptcy of a party, or force majeure. If SymBio terminates the license agreement in these circumstances, its licenses to rigosertib will survive, subject to SymBio's milestone and royalty obligations, which SymBio may elect to defer and offset against any damages that may be determined to be due from us. In addition, we may terminate the license agreement in the event that SymBio brings a challenge against it in relation to the licensed patents, and SymBio may terminate the license agreement

        The upfront payment is being recognized ratably using the straight line method through December 2027, the expected term of the agreement. We recognized revenues under this agreement of $455,000 and $455,000, for the fiscal years ended December 31, 2015 and 2014, respectively. We recognized revenues related to the supply agreement with Symbio of $108,000 and $11,000 for the fiscal years ended December 31, 2015 and 2014, respectively.

        SymBio has conducted phase 1 trials with IV and oral rigosertib in Japan at their own expense. Currently SymBio is preparing to participate in the INSPIRE trial by enrolling patients in Japan. For all rigosertib trials conducted by SymBio, we supply clinical trial supplies and provide other assistance as requested.

Preclinical Collaboration

        In December 2012, we entered into an agreement with GVK Biosciences Private Limited, or GVK, to form GBO, LLC, or GBO, a joint venture entity owned by us and GVK. During 2013, GVK made an initial capital contribution of $500,000 in exchange for a 10% interest in GBO, and we contributed a sublicense to the intellectual property related to two of our preclinical programs in exchange for a 90% interest. In November 2014, GVK made a second capital contribution of $500,000 which increased its interest in GBO to 17.5% (and decreased our interest to 82.5%). The two preclinical programs sublicensed to GBO have not been developed to clinical stage as we had initially hoped, and we are in discussions with GVK regarding the future of GBO.

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

Rigosertib Patents

        As of March 2016, we owned or exclusively licensed 77 issued patents and 13 pending patent applications covering composition-of-matter, process, formulation and various indications for method-of-use for rigosertib filed worldwide, including seven patents and two patent applications in the United States. The U.S. composition-of-matter patent for rigosertib, which we in-licensed pursuant to the license agreement with Temple, currently expires in 2026. The U.S. method of treatment patent for rigosertib, which we also in-licensed from Temple, expires in 2025. A patent covering the use of rigosertib in combination with anticancer agents including azacitidine is issued and will expire in 2028. Patent term extensions may be available, depending on various provisions in the law.

Briciclib Patents

        As of March 2016, we owned or exclusively licensed 14 issued patents and two pending patent applications covering composition-of-matter, process, formulation and various indications for method-of-use for briciclib filed worldwide, including two patent in the United States. The U.S. composition-of-matter patent for briciclib expires in 2025.

Recilisib Patents

        As of March 2016, we owned or exclusively licensed 59 issued patents and 29 pending patent applications covering composition of matter, formulation and various indications for method-of-use for recilisib filed worldwide, including four patents and five patent applications in the United States. The U.S. composition-of-matter patent for recilisib expires in 2020.

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

Myelodysplastic Syndromes

        There are several ongoing clinical trials aimed at expanding the use of approved chemotherapeutic and immunomodulatory agents in higher-risk MDS, as well as several new clinical programs testing novel technologies in this area. Companies competing in this space include Eisai Inc. (decitabine), Celgene Corporation (azacitidine in combination with lenalidomide, Cell Therapeutics, Inc. (tosedostat in combination with decitabine or cytarabine), Cyclacel Pharmaceuticals, Inc. (sapacitabine), and Astex/Otsuka (guadecitabine). To our knowledge, there are no Phase 3 trials being conducted for higher-risk MDS patients who have failed treatment with HMAs. In the lower-risk MDS market, we face competition from a number of companies in mid-stage and late-stage clinical trials, such as Celgene Corporation (lenalidomide), Array BioPharma Inc (ARRY-614), and Acceleron Pharma (sotatercept and luspatercept).

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

  •
  Submission of a new drug application, or NDA, to the FDA;

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

        In most cases, the NDA must be accompanied by a substantial user fee (currently exceeding $2,374,200); there may be some instances in which the user fee is waived. The FDA will initially review the NDA for completeness before it accepts the NDA for filing. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. After the NDA submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review drug products are reviewed within ten to twelve months. The FDA can extend this review by three months to consider certain late-submitted information or information intended to clarify information already provided in the submission. The FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

        Among the Affordable Care Act's provisions of importance to the pharmaceutical industry are the following:

  •
  an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;

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

Employees

        As of December 31, 2015, we had 36 employees. As part of our efforts to conserve cash, we are reducing our headcount during the first half of 2016. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We believe that relations with our employees are good.

Corporate Information

        We were incorporated in Delaware in December 1998. Our primary executive offices are located at 375 Pheasant Run, Newtown, PA 18940 and our telephone number is (267) 759-3680. Our website address is www.onconova.com. The information contained in, or that can be accessed through, our website is not part of this Report.

ITEM 1A.    RISK FACTORS

        You should carefully consider the following risk factors together with the other information contained in this Annual Report, including our financial statements and the related notes appearing in this report. We cannot assure you that any of the events discussed in the risk factors below will not occur. If any of the following risks actually occur, they may materially harm our business and our financial condition and results of operations. In this event, the market price of our common stock could decline and your investment could be lost. You should understand that it is not possible to predict or identify all such risks. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties

Risks Related to Our Financial Position and Capital Needs

If we are unable to meet our needs for additional funding in the future, we will be required to limit, scale back or cease operations.

        We do not have the funding resources necessary to carry out all of our proposed operating activities, including our INSPIRE trial. We will need to obtain additional financing in the future in order to fully fund rigosertib or any other product candidates through the regulatory approval process. Accordingly, we may delay or pause our planned clinical trials, including our INSPIRE trial, until we secure adequate additional funding. If we seek to proceed with a clinical trial without additional funding, we may receive questions or comments from the FDA, fail to obtain IRB approval, or find it more difficult to enroll patients in the trial. Additionally, we plan to scale down our operations in order to reduce spending on general and administrative functions, research and development, and other clinical trials, but may not be able to do so quickly.

        We are exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources. However, we may not be able to obtain additional funding on favorable terms, if at all. If we are unable to secure adequate additional funding, we will continue to delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business, operating results, financial condition and cash flows may be materially and adversely affected. We will incur substantial costs beyond the present and planned clinical trials in order to file an NDA for rigosertib. The nature, design, size and cost of further studies will depend in large part on the outcome of preceding studies and discussions with regulators.

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

  •
  license rights to technologies, product candidates or products at an earlier stage or for indications or territories than otherwise would be desirable, or on terms that are less favorable to us than might otherwise be available;

  •
  obtain funds through arrangements that may require us to relinquish rights to product candidates or products that we would otherwise seek to develop or commercialize by ourselves; or

  •
  cease operations.

Baxalta's election to terminate our development and license agreement may negatively impact our ability to fund our business in the future.

        Our development and license agreement with Baxalta granted it an exclusive, royalty-bearing license for the development and commercialization of rigosertib in specified countries comprising most of Europe. Under the agreement, we received an upfront license fee upon signing, and would have received certain pre- and post-commercialization payments and royalties if specified development and regulatory milestones had been achieved and Baxalta had engaged in sales of rigosertib in its territory. On March 3, 2016, we received a notice from Baxalta notifying us of Baxalta's election to terminate the development and license agreement based on a strategic reprioritization review, effective August 30, 2016. The decision by Baxalta to terminate this agreement, will reduce the funding we were eligible to receive under the collaboration agreement and could negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize our product candidates. In addition, the decision by Baxalta to terminate this agreement could also damage our reputation and negatively impact our ability to obtain financing from other sources.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

        Our consolidated financial statements for the year ended December 31, 2015 have been prepared assuming we will continue to operate as a going concern. However, due to our ongoing operating losses and our accumulated deficit, in their opinion on our audited financial statements for our fiscal year ended December 31, 2015, our auditors indicated that there is substantial doubt about our ability to continue as a going concern. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to successfully raise sufficient additional capital, through future financings or through strategic and collaborative arrangements. There can be no assurances that we will be able to obtain such additional capital on favorable terms or at all. If we are unable to obtain sufficient additional capital, through future financings or through strategic and collaborative arrangements financing from the sale of our securities or from alternative sources, we will continue to delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations, or we may not be able to continue as a going concern.

We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

        We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing and have not generated any revenue from product sales to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 1998. For the years ended December 31, 2015, and 2014, we reported net losses of $24.0 million and $63.8 million, respectively, and we had an accumulated deficit of $318.6 million at December 31, 2015.

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

  •
  complete and submit NDAs, to the U.S. Food and Drug Administration, or FDA, and obtain regulatory approval for indications for which there is a commercial market;

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

        Even if we are able to generate revenues from the sale of our products, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or suspend our operations.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

        Until we can generate substantial revenue from product sales, if ever, we expect to seek additional capital through a combination of private and public equity offerings, debt financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include restrictive covenants limiting our ability to take important actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, which may including existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, including rigosertib, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates or formulations that we would otherwise prefer to develop and market ourselves.

The sale or issuance of our common stock to Lincoln Park Capital Fund LLC, or Lincoln Park, may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

        In October 2015, we entered into a purchase agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $16,500,000 of our common stock. Concurrently with the execution of the purchase agreement, Lincoln Park purchased 846,755 shares of our common stock for total proceeds of $1,500,000 and we issued 200,000 shares of our common stock to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the purchase agreement. We may sell shares to Lincoln Park at our discretion from time to time over a 36-month period which commenced November 3, 2015, after the SEC declared effective a registration statement covering the resale of shares we have sold and may sell in the future to Lincoln Park under the purchase agreement. The purchase price for the shares that we may sell to Lincoln Park under the purchase agreement will fluctuate based on the market price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

        We generally have the right to control the timing and amount of any sales of our shares to Lincoln Park. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. Lincoln Park may ultimately purchase all, some or none of the shares of our common stock that may be sold pursuant to the purchase agreement and, after it has acquired shares, Lincoln Park may sell all, some or none of those shares. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Risks Related to Our Business and Industry

Our future success is dependent primarily on the regulatory approval and commercialization of our product candidates, including rigosertib.

        We do not have any products that have gained regulatory approval. Currently, our product candidates are rigosertib, briciclib and recilisib, and rigosertib is our only late-stage product candidate.

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

        We may experience delays in our ongoing or future clinical trials and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. For example, in December 2015, the FDA put the briciclib IND on full clinical hold following a drug product lot testing failure. There can be no assurance that the FDA will not put clinical trials of any of our product candidates on clinical hold in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

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

        In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, established the Medicare Part D program and provided authority for limiting the number of drugs that will be covered in any therapeutic class thereunder. The Medicare Modernization Act, including its cost reduction initiatives, could decrease the coverage and reimbursement rate that we receive for any of our approved products. Furthermore, private payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors.

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

        We are highly dependent upon Ramesh Kumar, Ph.D., President and Chief Executive Officer; Manoj Maniar, Ph.D., Senior Vice President, Product Development; Steven Fruchtman, M. D., Chief Medical Officer and Senior Vice President, Research and Development; and our other executive officers. Although we have employment agreements with the persons named above, these agreements are at-will and do not prevent such persons from terminating their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees, other than our President and Chief Executive Officer. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

If we are unable to attract and retain highly qualified employees, we may not be able to grow effectively.

        Our future and success depend on our ability to retain, manage and motivate our employees. During 2015 and early 2016, we reduced our headcount in order to conserve cash. These activities, along with any other actions we are taking or may take to conserve cash, may make it more difficult to retain key employees. The loss of any member of our senior management team or the inability to hire or retain experienced management personnel could compromise our ability to execute our business plan and harm our operating results. Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. The competition for qualified personnel in the pharmaceutical field is intense and as a result, we may be unable to continue to retain qualified personnel necessary for the development of our business. In addition, if our development plans are successful, we will need additional managerial, operational, sales, marketing, financial and other resources, and may find it more difficult to attract such qualified personnel.

We may engage in future business combinations that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.

        While we currently have no specific plans to acquire any other businesses, we may, in the future, make acquisitions of, or investments in, or otherwise engage in business combinations with companies that we believe have products or capabilities that are a strategic or commercial fit with our current product candidates and business or otherwise offer opportunities for our company. In connection with these acquisitions or investments, we may:

  •
  issue stock that would dilute our existing stockholders' percentage of ownership;

  •
  incur debt and assume liabilities; and

  •
  incur amortization expenses related to intangible assets or incur large and immediate write-offs.

        We may not be able to complete any future business combination on favorable terms, if at all. If we do complete a business combination, we cannot assure you that it will ultimately strengthen our competitive position or that it will be viewed positively by customers, financial markets or investors. Furthermore, future business combinations could pose numerous additional risks to our operations, including:

  •
  problems integrating the businesses, products or technologies;

  •
  increases to our expenses;

  •
  the failure to discover undisclosed liabilities of an acquired asset or transaction partner;

  •
  diversion of management's attention from their day-to-day responsibilities;

  •
  harm to our operating results or financial condition;

  •
  entrance into markets in which we have limited or no prior experience; and

  •
  potential loss of key employees.

        We may not be able to complete any business combination or effectively integrate the operations, products or personnel gained through any such business combination.

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

        We do not own or operate facilities for the manufacture of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently rely on a single source contract manufacturing organization, or CMO, for the chemical manufacture of active pharmaceutical ingredient for rigosertib, another CMO for the production of the rigosertib intravenous formulation for our Phase 3 clinical trial, and a third CMO for the production of the rigosertib oral formulation for a Phase 2 clinical trial. To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase the scale of production. We may need to identify additional CMOs for continued production of supply for our product candidates. In addition, regulatory authorities enforce cGMP through periodic inspections of active pharmaceutical ingredient, or API and drug product manufacturing sites, quality control contract laboratories and distribution centers. If we or our CMO fail to comply with applicable cGMP, the manufacturing data generated and subsequent API lots and drug product batches in our supply chain may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional API and drug product manufacturing before approving our marketing applications. In 2013, we began preparing a second CMO for potential manufacture of API and incurred significant expense to do so. During the first quarter of 2015, we suspended the original CMO for manufacture of the rigosertib intravenous formulation for quality related reasons, leaving us again with a single source of manufacture for this formulation. We have not yet identified alternate suppliers in the event the current CMOs we utilize are unable to scale production, or if we otherwise experience any problems with them. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, as we have experienced with respect to our existing CMOs, it could be expensive and take a significant amount of time to arrange for alternative suppliers. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them.

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

We have entered into collaboration agreements with SymBio and Baxalta for rigosertib development and commercialization in certain territories and we may elect to enter into additional licensing or collaboration agreements to partner rigosertib in territories currently retained by us. Our dependence on such relationships may adversely affect our business.

        Because we have limited resources, we seek to enter into, and in the past we have entered into, collaboration agreements with other pharmaceutical companies. We may elect to enter into more of these agreements in the future. In July 2011, we entered into a license agreement with SymBio, as subsequently amended, granting an exclusive, royalty-bearing license for the development and commercialization of rigosertib in Japan and Korea. In September 2012, we entered into a development and license agreement with Baxter Healthcare SA, which subsequently assigned its interest in the agreement to Baxalta. Our agreement with Baxalta, which is scheduled to terminate August 30, 2016, grants it an exclusive, royalty-bearing license for the development and commercialization of rigosertib in specified countries comprising most of Europe. Any failure by our partners to perform their obligations or any decision by our partners to terminate these agreements, including the termination of the Baxalta agreement, could reduce or terminate the funding we may receive under the relevant collaboration agreement and could negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize the applicable product candidate. In addition, any decision by our partners to terminate these agreements could also damage our reputation and negatively impact our ability to obtain financing from other sources.

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

        Further, collaborators may develop alternative products or pursue alternative technologies either on their own or in collaboration with others, including our competitors, and the priorities or focus of our collaborators may shift such that rigosertib receives less attention or resources than we would like, or they may be terminated altogether. Any such actions by our collaborators may adversely affect our business prospects and ability to earn revenues. In addition, we could have disputes with our current or future collaborators, such as the interpretation of terms in our agreements. Any such disagreements could lead to delays in the development or commercialization of rigosertib or could result in time-consuming and expensive litigation or arbitration, which may not be resolved in our favor.

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

        On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a "first to file" system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the U.S. Patent and Trademark Office, or the USPTO, and may become involved in opposition, derivation, reexamination, inter partes review, post grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, which could adversely affect our competitive position.

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

Risks Related to Ownership of Our Common Stock

The trading market in our common stock has been extremely limited and substantially less liquid than the average trading market for a stock quoted on the NASDAQ Markets.

        Since our initial listing on the NASDAQ Global Select Market on July 25, 2013 and transfer to the NASDAQ Capital Market on February 5, 2016, the trading market in our common stock has been limited and substantially less liquid than the average trading market for companies listed on the NASDAQ exchange. The listing of our common stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock. As of March 15, 2016, approximately 43% of our outstanding shares of common stock was held by our officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates, which adversely affects the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

Our share price may be volatile, which could subject us to securities class action litigation and result in substantial losses to our stockholders.

        The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2014 and March 15, 2016, the price of our common stock on the NASDAQ Stock Market has ranged from $16.22 per share to $0.32 per share. In addition to the factors discussed in this "Risk Factors" section and elsewhere in this Annual Report, factors that could impact the trading price of our common stock include:

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

If we are unable to regain compliance with the requirements to maintain a continued listing on the NASDAQ Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

        Our common stock is currently listed for trading on the NASDAQ Capital Market. We must satisfy NASDAQ's continued listing requirements or risk delisting, which would have a material adverse effect on our business. On February 10, 2016, we received a deficiency letter from NASDAQ notifying us that for the preceding 30 consecutive business days the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued listing. In accordance with NASDAQ listing rules, we have been provided an initial period of 180 calendar days, or until August 8, 2016, to regain compliance. We are currently considering available options to resolve the listing deficiency and to regain compliance. There can be no assurance that we will be able to regain compliance with the NASDAQ Capital Market listing requirements. A delisting of our common stock from the NASDAQ Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

We may be subject to securities litigation, which is expensive and could divert management attention.

        The market price of our common stock has been and may continue to be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Likewise, companies that have experienced a clinical hold, as we have with one of our secondary compounds, have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

        Our executive officers, directors and holders of five percent or more of our capital stock, including Baxalta, in the aggregate beneficially owned approximately 43% of our voting stock at March 15, 2016.

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

        We are an "emerging growth company," as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be until December 31, 2018. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In addition, it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

        The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Under Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an "emerging growth company" as defined in the JOBS Act or a "Smaller Reporting Company", we intend to utilize the provision exempting us from the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

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

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be our stockholders' sole source of gain.

        We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders' sole source of gain for the foreseeable future.

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

        Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers, including officers, employees and service providers of our subsidiaries and affiliates. At December 31, 2015, there were 5,157,602 shares of our common stock underlying outstanding options and 1,354,133 shares available for future grant under our 2013 Equity Compensation Plan. In accordance with the terms of the 2013 Equity Compensation Plan, on January 1, 2016, the maximum aggregate number of shares of our common stock that may be issued under the plan was automatically increased by 1,018,567 shares, such that immediately after such increase the number of shares remaining available for future issuance under the plan was 2,372,700. On January 11, 2016, we issued warrants to purchase 968,421 shares of our common stock at an exercise price of $1.15 per share, subject to customary adjustments. Future option grants and issuances of common stock under our 2013 Equity Compensation and warrants may have an adverse effect on the market price of our common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters and research facilities are located in Newtown, Pennsylvania, where we lease an aggregate of approximately 9,500 square feet of office and laboratory space, pursuant to lease agreements, the terms of which expire in March 2017 and February 2017, respectively.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock began trading on the NASDAQ Global Select Market on July 25, 2013 under the symbol "ONTX." The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market for the period indicated.

	High	Low
Year Ended December 31, 2015
First Quarter	$4.43	$2.15
Second Quarter	3.02	2.26
Third Quarter	4.00	1.35
Fourth Quarter	1.89	0.92
Year Ended December 31, 2014
First Quarter	$16.22	$6.05
Second Quarter	6.49	4.10
Third Quarter	5.78	4.24
Fourth Quarter	5.00	3.24

        In February 2016, we transferred the listing of our common stock from the NASDAQ Global Select Market to the NASDAQ Capital Market and subsequently received a deficiency letter from NASDAQ notifying us that we had failed to meet the minimum bid price required for continued listing for 30 consecutive business days. In accordance with NASDAQ listing rules, we have been provided an initial period of 180 calendar days, or until August 8, 2016, to regain compliance.

Stockholders

        As of February 29, 2016, there were 167 holders of record for shares of our common stock. This does not reflect beneficial stockholders who held their common stock in "street" or nominee name through brokerage firms.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding securities authorized for issuance under the Company's equity compensation plans is contained in Part III, Item 11 of this Annual Report.

Dividend Policy

        We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

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

Overview

        We are a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule drug candidates to treat cancer. Using our proprietary chemistry platform, we have created an extensive library of targeted anti-cancer agents designed to work against cellular pathways important to cancer cells. We believe that the drug candidates in our pipeline have the potential to be efficacious in a variety of cancers. We have one actively enrolling Phase 3 clinical-stage product candidate and two other clinical-stage product candidates (one of which is being developed for treatment of acute radiation syndromes) and several preclinical programs. Substantially all of our current effort is focused on our lead product candidate, rigosertib. Rigosertib is being tested in both intravenous and oral formulations as a single agent, and the oral formulation is also being tested in combination with azacitidine, in clinical trials for patients with myelodysplastic syndromes, or MDS, and related cancers.

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

        Since commencing operations, we have dedicated a significant portion of our resources to the development of our clinical-stage product candidates, particularly rigosertib. We incurred research and development expenses of $25.9 million and $49.4 million during the years ended December 31, 2015 and 2014, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance our programs. In July 2013, we completed our initial public offering, or IPO, from which we received net proceeds of $79.8 million. Prior to the consummation of the IPO, we funded our operations primarily through the sale of preferred stock amounting to $144.7 million, the issuance of debt amounting to $26.8 million, which was later converted into shares of preferred stock, the receipt of $8.0 million from The Leukemia and Lymphoma Society under a May 2010 funding agreement, and the receipt of upfront payments of $57.5 million from Baxter (predecessor to Baxalta) and SymBio in connection with our collaboration agreements. During 2015 we sold 3,761,920 shares of common stock for net proceeds of $7.5 million. Under the Baxalta collaboration agreement, we are receiving payments towards costs for the INSPIRE trial, with a cap of $15.0 million. The agreement is scheduled to terminate in August 2016 as a result of Baxalta's decision to terminate following its strategic review of priorities. We received the termination notice from Baxalta in March 2016, after we had consulted with Baxalta on the design of the INSPIRE trial and commenced patient enrollment. We will attempt to maximize Baxalta's financial support for the INSPIRE trial, but there can be no assurances regarding the amount of funds we will receive from Baxalta following termination. As of December 31, 2015, we had $19.8 million in cash and cash equivalents. In January 2016, we completed a sale of common stock and warrants for net proceeds of approximately $1.6 million.

        Our net losses were $24.0 million and $63.8 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, we had an accumulated deficit of $318.6 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. We may rely on licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories. If we choose to build a commercial infrastructure to support marketing in the United States for any of our product candidates that achieve regulatory approval, such commercial infrastructure could be expected to include a targeted, oncology sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to having any certainty about marketing approval. Furthermore, we have and expect to continue to incur additional costs associated with operating as a public company.

        We do not have the funding resources necessary to carry out all of our proposed operating activities. We will need to obtain additional financing in the future in order to fully fund our INSPIRE trial and to further develop rigosertib or any other product candidates through the regulatory approval process. Accordingly, we may delay our ongoing clinical trials, including the INSPIRE trial, until we secure adequate additional funding. Additionally, we plan to scale down our operations in order to reduce spending on general and administrative functions, research and development, and other clinical trials. We are exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, which may including existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, including rigosertib, or grant licenses on terms that are not favorable to us. If we are unable to secure adequate additional funding, we will continue to delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business, operating results, financial condition and cash flows may be materially and adversely affected. We will incur substantial costs beyond the present and planned clinical trials in order to file an NDA for rigosertib. The nature, design, size and cost of further studies, if required, will depend in large part on the outcome of preceding studies and discussions with regulators.

Financial Overview

Revenue

        During the years ended December 31, 2015 and 2014, our revenues were derived exclusively from activities conducted in accordance with our collaboration arrangements with Baxalta and SymBio, as well as recognition of revenue from our May 2010 funding agreement with The Leukemia and

Lymphoma Society, or LLS. The following table sets forth a summary of revenue recognized during the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
Baxalta license and collaboration revenue	$2,893,000	$334,000
SymBio license and collaboration revenue	563,000	466,000
LLS Research funding revenue	8,000,000	—

	$11,456,000	$800,000

        In May 2010, we entered into a funding agreement with LLS to fund our ONTIME trial and certain related activities. We received $8.0 million under the LLS funding agreement, as amended, and terminated the funding agreement effective March 2013. As a result of the potential obligation to repay LLS, we initially recorded the funding received as deferred revenue. During the fourth quarter of 2015, however, we determined, based in part on the commencement of the INSPIRE trial, that the research program covered by the LLS funding agreement was unsuccessful and, as a result, the funding received non-repayable. Accordingly, we recognized $8.0 million of deferred revenue during the quarter ended December 31, 2015.

        We have not generated any revenue from commercial product sales. In the future, if any of our product candidates currently under development are approved for commercial sale in the United States or other territories where we have retained commercialization rights, we may generate revenue from product sales, or alternatively, we may choose to select a collaborator to commercialize our product candidates in these markets.

        The Baxalta collaboration agreement was considered to be a multiple-element arrangement for accounting purposes. We determined that there were two deliverables under the Baxalta agreement; specifically, the license to rigosertib for Europe and the related research and development services that we were obligated to provide. We concluded that $42.4 million of the fixed and determinable $50.0 million upfront payment was associated with the license and $7.6 million was associated with the research and development services. We recognized the entire $42.4 million associated with the upfront license as revenue during the third quarter of 2012 upon the execution of the Baxalta agreement, and we recognized the research and development services revenue of $7.6 million on the proportional performance method over the period of commitment and development, which was estimated to be through March 31, 2014, the period of our non-contingent obligations to perform research and development services sufficient to advance rigosertib. For the years ended December 31, 2015 and 2014, we recognized $2.9 million and $0.3 million, respectively, of research and development services revenue under the Baxalta agreement.

        The SymBio collaboration agreement is also considered to be a multiple-element arrangement for accounting purposes. We determined that there were three deliverables under the SymBio collaboration agreement; specifically, the license to rigosertib for Japan and Korea, our obligation to perform research and development services necessary for SymBio to seek approval in its territory and our obligation to participate on a joint steering committee. We concluded that these deliverables should be accounted for as a single unit of accounting. We determined that the $7.5 million upfront payment received in 2011 should be deferred and recognized as revenue on a straight-line basis through December 2027, reflecting our estimate of when we will complete our obligations under the agreement. For the years ended December 31, 2015 and 2014, we recognized revenues of $455,000 and $455,000, respectively, under the SymBio collaboration agreement. In addition, we recognized revenues of $108,000 and $11,000 for the years ended December 31, 2015 and 2014, respectively, related to the supply agreement with SymBio.

Operating Expenses

        The following table summarizes our operating expenses for the years ended December 31, 2015 and 2014:

	2015	2014
General and administrative	$9,533,000	$15,119,000
Research and development	25,895,000	49,425,000

Total operating expenses	$35,428,000	$64,544,000

General and Administrative Expenses

        General and administrative expenses consist principally of salaries and related costs for executive and other administrative personnel, including stock-based compensation and travel expenses. Other general and administrative expenses include facility-related costs, communication expenses, insurance, board of directors expenses and professional fees for legal, patent review, consulting and accounting services.

        We anticipate that our general and administrative expenses will decrease in the short-term, but would increase in the future with the continued research and development and potential commercialization of our product candidates. These increases will likely include increased costs for insurance, costs related to the hiring of additional personnel and payments to outside consultants among other expenses. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and expense as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

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

        The following table summarizes our research and development expenses by functional area for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
Pre-clinical & clinical development	$12,200,000	$25,303,000
Personnel related	6,988,000	10,336,000
Manufacturing, formulation & development	2,838,000	5,069,000
Stock-based compensation	1,850,000	2,986,000
Consulting fees	2,019,000	5,731,000

	$25,895,000	$49,425,000

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

Interest Expense and Other Income, Net

        Other income, net consists principally of interest income earned on cash and cash equivalent balances and foreign exchange gains and losses.

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

        We recognized revenue of $2.9 million and $0.3 million during the years ended December 31, 2015 and 2014, respectively, under our license and collaboration agreement with Baxalta. We recognized revenue of $0.6 million and $0.5 million during the years ended December 31, 2015 and 2014, respectively, under our license and collaboration agreement with SymBio. We recognized revenue of $8.0 million and $0 during the years ended December 31, 2015 and 2014, respectively, under our funding agreement with LLS. The Baxalta and SymBio agreements are the only agreements that are being accounted for under ASU 2009-13.

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

Income Taxes

        We recorded deferred tax assets of $149.1 million as of December 31, 2015, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal and state tax net operating loss, or NOL, carry forwards and research and development tax credit carry forwards. As of December 31, 2015, we had federal NOL carry forwards of $178.9 million, state NOL carry forwards of $201.5 million and research and development tax credit carry forwards of $66.2 million available to reduce future taxable income, if any. These federal NOL carry forwards will begin to expire at various dates starting in 2022. The state NOL carry forwards will begin to expire at various dates starting in 2016. In general, if we experience a greater than 50 percentage point aggregate change in ownership of specified significant stockholders over a three-year period, utilization of our pre-change NOL carry forwards will be subject to an annual limitation under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and similar state laws. Such limitations may result in expiration of a portion of the NOL carry forwards before utilization and may be substantial. We have determined that we have experienced ownership changes in the past and approximately $24.0 million of our NOL carry forwards are subject to an annual limitation under Section 382 of the Code. If we experienced a Section 382 ownership change in connection with the offering or as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carry forwards may be further limited or lost.

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

        We record stock-based compensation expense as a component of research and development expenses or general and administrative expenses, depending on the function performed by the optionee. For the years ended December 31, 2015 and 2014, we allocated stock-based compensation as follows:

	Year ended December 31,
	2015	2014
General and administrative	$1,936,000	$2,082,000
Research and development	1,850,000	2,986,000

	$3,786,000	$5,068,000

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

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

	Year ended December 31,
	2015	2014	Change
Revenue	$11,456,000	$800,000	$10,656,000
Operating expenses:
General and administrative	9,533,000	15,119,000	5,586,000
Research and development	25,895,000	49,425,000	23,530,000

Total operating expenses	35,428,000	64,544,000	29,116,000

Loss from operations	(23,972,000)	(63,744,000)	39,772,000
Change in fair value of warrant liability	—	20,000	(20,000)
Other income (expense), net	(35,000)	(52,000)	17,000

Net loss before income taxes	(24,007,000)	(63,776,000)	39,769,000
Income taxes	16,000	19,000	3,000

Net loss	$(24,023,000)	$(63,795,000)	$39,772,000

Revenues

        Revenues increased by $10.7 million in 2015 when compared to 2014 primarily as a result of recognizing in the fourth quarter of 2015, $8 million of deferred revenue from our May 2010 funding agreement with LLS. The increase was also caused by $2.9 million of contractual cost-sharing revenue from Baxalta for a portion of the costs of the INSPIRE trial in 2015, partially offset by $0.3 million of research and development revenue under the Baxalta agreement which was recognized on a proportional performance basis which was completed during the first quarter of 2014. In addition, clinical supply revenue from SymBio was $0.1 million in 2015 compared to $0 in 2014.

General and administrative expenses

        General and administrative expenses decreased by $5.6 million, or 36.9%, to $9.5 million for the year ended December 31, 2015 compared to $15.1 million for the year ended December 31, 2014. The decrease was primarily caused by a decrease in professional fees and consulting fees of $2.7 million as a result of higher pre-commercialization consulting during the 2014 period. The decrease was also caused by a $2.1 million decrease in facilities and personnel and related costs from a reduction in general and administrative headcount to 13 at December 31, 2015 from 15 at December 31, 2014. Stock-based compensation expense was $0.2 million lower in the 2015 period as a result of fewer outstanding options following the reduction in workforce. Meetings and sponsorship expenses were $0.6 million lower in the 2015 period as the company attended and presented at fewer conferences.

Research and development expenses

        Research and development expenses decreased by $23.5 million, or 47.6%, to $25.9 million for the year ended December 31, 2015 compared to $49.4 million for the year ended December 31, 2014. This decrease was caused primarily by a $13.1 million decrease in pre-clinical and clinical development costs in the 2015 period, as we focused our planning and development efforts on the INSPIRE trial and worked to reduce expenses related to other programs or legacy studies. The clinical and preclinical decrease was comprised of $6.8 million less expense in the 2015 period for the higher-risk MDS studies which preceded INSPIRE, offset by $1.9 million of clinical expense related to INSPIRE. The clinical and preclinical decrease was also attributable to $3.0 million less expense related to lower risk MDS studies in 2015, $2.2 million less preclinical and sponsored research in 2015, and $3.0 million less expense related to legacy studies and other clinical costs during 2015. The decrease in research and development expenses in 2015 was also caused by a reduction of $2.3 million in API manufacturing and formulation costs related to validation activities and a reduction of $3.7 million in consulting expenses related to analyzing clinical trial results and preparing for meetings with regulatory authorities in the 2014 period. Personnel and related costs were $3.3 million lower as research and development headcount was down to 23 at December 31, 2015 from 35 at December 31, 2014. Stock-based compensation expense was $1.1 million lower in the 2015 period as a result of acceleration of vesting and expense recognition in the 2014 period in connection with our reductions in workforce in the third quarter of 2014.

Change in fair value of warrant liability

        The fair value of the warrant liability, which relates to a warrant issued in June 2009, was unchanged during the year ended December 31, 2015 compared to a decrease of $20,000 during the year ended December 31, 2014. The decrease in the fair value of the warrant liability in 2014 was primarily due to the revaluation of the warrants, which, at December 31, 2015, entitled the holder to purchase up to 4,597 shares of our common stock. These warrants are expected to expire unexercised on July 30, 2016.

Other income, net

        Other income (expense), net, was $35,000 of other expense for the year ended December 31, 2015, compared to $52,000 of other expense for the year ended December 31, 2015. This change of $17,000 was due primarily to a $43,000 lower exchange loss in the 2015 period, partially offset by the loss on disposal of office furniture of $15,000 related to closing of one office location and $11,000 less interest income as a result of lower cash balances in the 2015 period.

Liquidity and Capital Resources

        Since our inception, we have incurred net losses and generally negative cash flows from our operations. We incurred net losses of $24.0 million and $63.8 million for the years ended December 31, 2015 and 2014, respectively. Since inception our accumulated deficit is $318.6 million. We believe that our cash and cash equivalents, together with anticipated contractual cost-sharing payments from Baxalta for a portion of the INSPIRE trial costs, will be sufficient to fund our ongoing trials and operations into the first quarter of 2017. Due to our ongoing operating losses and our accumulated deficit, in combination with the fact that the future success of the Company is dependent on its ability to obtain additional financing, the opinion of our independent registered public accounting firm on our audited consolidated financial statements for our fiscal year ended December 31, 2015 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Cash Flows

        The following table summarizes our cash flows for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(31,238,000)	$(57,648,000)
Investing activities	—	39,772,000
Financing activities	7,464,000	1,463,000
Effect of foreign currency translation	(9,000)	(14,000)

Net decrease in cash and cash equivalents	$(23,783,000)	$(16,427,000)

Net cash used in operating activities

        Net cash used in operating activities was $31.2 million for the year ended December 31, 2015 and consisted primarily of a net loss of $24.0 million, and a decrease in deferred revenue of $8.0 million and $0.5 million of revenue from our LLS research agreement and SymBio collaboration, respectively, partially offset by $3.8 million of noncash stock-based compensation expense and $0.2 million of depreciation and amortization expense. Changes in operating assets and liabilities resulted in a net decrease in cash of $2.7 million. Significant changes in operating assets and liabilities included an increase of $1.4 million in receivables, primarily due to our collaboration with Baxalta. Accrued expenses decreased $2.0 million due to lower accrued clinical costs and bonus, and the timing of invoices for clinical trial and manufacturing development costs related to the ongoing trials at December 31, 2015. Accounts payable decreased $0.6 million due to the timing of payments to our vendors. Prepaid expenses and other current assets decreased $1.2 million as a result of the recognition of expense for clinical and manufacturing activities, as well as insurance expense. Restricted cash decreased $0.1 million due to the expiration of a letter of credit related to an office lease which was terminated during the first quarter of 2015.

        Net cash used in operating activities was $57.6 million for the year ended December 31, 2014 and consisted primarily of a net loss of $63.8 million, and a decrease in deferred revenue of $0.8 million related to the recognition of deferred revenue under the Baxalta and SymBio collaboration agreements, which was partially offset by $5.5 million of noncash increases primarily related to stock compensation expense of $5.1 million and depreciation of $0.4 million. The cash used in operating activities was also impacted by the changes in operating assets and liabilities including a decrease in prepaid expenses and other current assets of $1.2 million which was the result of the timing of expense recognition and payments to our contract research and manufacturing organizations, and an increase of $0.3 million in accounts payable and accrued expenses, which was primarily due to the timing of our payments of clinical trial costs related to the ongoing trials and development of our product candidates.

Net cash provided by investing activities

        Net cash provided by investing activities for the year ended December 31, 2015 was $0.

        Net cash provided by investing activities for the year ended December 31, 2014 was $39.8 million, and consisted of maturities of marketable securities of $40.0 million, offset by purchases of fixed assets of $0.2 million.

Net cash provided by financing activities

        Net cash provided by financing activities was $7.5 million for the year ended December 31, 2015, which was due to proceeds from the sales of our common stock.

        Net cash provided by financing activities was $1.5 million for the year ended December 31, 2014, which was due to $1.0 million in proceeds from the exercise of stock options and the $0.5 million capital contribution to GBO by our collaboration partner, GVK. GBO, the entity which represents our pre-clinical collaboration with GVK, is consolidated in our financial statements for the years ended December 31, 2015 and 2014. GBO's assets and liabilities are included in our balance sheets and its expenses in our statements of operations, less those amounts comprising the non-controlling interest. The consolidation of GBO did not have a material effect on our consolidated financial position or results of operations.

Operating and Capital Expenditure Requirements

        We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our net cash expenditures in 2016 to decrease from 2015 due to a reduction in cash expenses related to administrative expenses and non-core clinical trials, which will be partially offset by an increase in cash expenditures related to our INSPIRE trial. In February 2016, we communicated to certain employees our plan of termination to reduce a number of positions as part of our ongoing commitment to reduce costs and conserve cash. We estimate the net reduction to be approximately 6 employees, which represents approximately 17 percent of our workforce. Affected employees have been offered severance pay in accordance with our policy or, if applicable, their employment agreements. As a result of the workforce reduction, we estimate that we will record in the first quarter of 2016, a one-time severance-related charge totaling approximately $2.8 million, which includes a non-cash charge of approximately $1.6 million related to the accelerated vesting of the outstanding stock options for certain of the affected employees. The severance-related charge that we expect to incur in connection with the workforce reduction is subject to a number of assumptions, and actual results may differ materially. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

        We do not have the funding resources necessary to carry out all of our proposed operating activities. We will need to obtain additional financing in the future in order to fully fund our INSPIRE trial and to further develop rigosertib or any other product candidates through the regulatory approval process. Accordingly, we may delay or pause our planned clinical trials, including the INSPIRE trial, until we secure adequate additional funding. If we seek to proceed with a clinical trial without additional funding, we may receive questions or comments from the FDA, fail to obtain IRB approval, or find it more difficult to enroll patients in the trial. Additionally, we plan to scale down our operations in order to reduce spending on general and administrative functions, research and development, and other clinical trials.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Vice President, Financial Planning & Accounting and Chief Accounting Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015 The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our principal executive officer and principal financial officer concluded that, as of such date, disclosure controls and procedures were effective at the reasonable assurance level.

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

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2015 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The names and biographies of our current directors are set forth below. We believe that all of our directors bring to our board executive leadership experience from their service as executives and/or directors of our Company and/or other entities.

Name	Age	Position(s) with Onconova Therapeutics, Inc.	Served as Director From
Henry S. Bienen, Ph.D.	77	Director	2009
Jerome E. Groopman, M.D.	64	Director	2013
Michael B. Hoffman	65	Chairman of the Board of Directors	2002
Ramesh Kumar, Ph.D.	60	Director, President and Chief Executive Officer	1998
Viren Mehta	66	Director	2004
James J. Marino	65	Director	2015
E. Premkumar Reddy, Ph.D.	72	Director	1999
Anne M. VanLent	68	Director	2013

        Henry S. Bienen, Ph.D.    Dr. Bienen has served as a member of our board of directors since May 2009. He currently serves as the chairman of Rasmussen College, has served as the president emeritus of Northwestern University since August 2009 and served as the president of Northwestern University from 1995 to 2009. Dr. Bienen was the James S. McDonnell Distinguished University Professor and Dean of the Woodrow Wilson School of Public and International Affairs at Princeton University prior to his appointment at Northwestern. Dr. Bienen began his association with Princeton University in 1966, advancing from assistant professor to professor of politics and international affairs, and was then appointed the William Stewart Tod Professor of Politics and International Affairs in 1981 and the James S. McDonnell Distinguished University Professor in 1985. Dr. Bienen has served as a director of the Grosvenor Registered Multi Strategy Fund (TI 1), LLC, the Grosvenor Registered Multi Strategy Fund (TI 2), LLC, the Grosvenor Registered Multi Strategy Fund (TE), LLC and the Grosvenor Registered Multi Strategy Master Fund, LLC since April 2011. Dr. Bienen serves on the board of directors of Ryan Specialty Group and previously served on the boards of directors of The Bear Stearns Companies Inc., until its purchase by JP Morgan Chase & Co. in 2008, SPSS Inc. from 2007 until 2009, when the company was sold to IBM Corporation, and Gleacher & Company, a publicly held investment banking firm, from May 2010 to April 2013. Dr. Bienen also currently chairs the advisory board of The Vistria Group, a private equity firm, and serves on the Chicago Board of Education. Dr. Bienen received his Bachelor's Degree with honors from Cornell University and both his Master's Degree and Ph.D., from the University of Chicago.

        Our board of directors believes Dr. Bienen's perspective and experience as a director of a public company, as well as his educational background, provide him with the qualifications and skills to serve as a director.

        Jerome E. Groopman, M.D.    Dr. Groopman has served as a member of our board of directors since July 2013. Dr. Groopman has served as the Dina and Raphael Recanati Professor of Medicine at Harvard Medical School since January 1992. He has also served as Attending Hematologist/Oncologist at Beth Israel Deaconess Medical Center since July 1996. Dr. Groopman received an M.D. from Columbia University College of Physicians and Surgeons, and a B.A. in Political Philosophy from Columbia College.

        Our board of directors believes Dr. Groopman's perspective and experience in the healthcare industry, as well as his educational background, provide him with the qualifications and skills to serve as a director.

        Michael B. Hoffman.    Mr. Hoffman has served as Chairman of the Board of Directors since 2006 and as a member of our board of directors since December 2002. Since 2003, Mr. Hoffman has been a partner of Riverstone Holdings LLC, or Riverstone, where he is principally responsible for investments in power and renewable energy. Before joining Riverstone, Mr. Hoffman was senior managing director and head of the mergers and acquisitions advisory business of The Blackstone Group L.P., or Blackstone, where he also served on the firm's principal group investment committee as well as its executive committee. Prior to joining Blackstone, Mr. Hoffman was managing director and co-head of the mergers and acquisitions department at Smith Barney, Harris Upham & Co. Mr. Hoffman currently serves as a director of Pattern Energy, Inc., Talen Energy Corporation, and the general partner of Enviva Partners. Mr. Hoffman also serves on the board of directors of QR Pharma and various private companies sponsored by Riverstone. His non-profit board affiliations include Rockefeller University. Mr. Hoffman received his Bachelor's and Master's Degrees from Northwestern University and his M.B.A. from the Harvard Business School.

        Our board of directors believes Mr. Hoffman's perspective and experience as an investor, as well as his educational background, provide him with the qualifications and skills to serve as a director.

        Ramesh Kumar, Ph.D.    Dr. Kumar is one of our co-founders, and is currently our President and Chief Executive Officer, a position he has held since 1998, as well as a member of our board of directors. Prior to our founding, Dr. Kumar held positions in research and development or management at Princeton University, Bristol-Myers Squibb Company, or Bristol-Myers Squibb, DNX Corp. (later Nextran Corp., a subsidiary of Baxter International Inc.) and Kimeragen, Inc. (later ValiGen Inc.), a genomics company, where he was President of the Genomics and Transgenics Division. Dr. Kumar received his Ph.D. in Molecular Biology from the University of Illinois, Chicago, and trained at the National Cancer Institute. Additionally, Dr. Kumar received his B.Sc. and M.Sc., both with honors, in Microbiology from Panjab University.

        Our board of directors believes Dr. Kumar's perspective and experience as our co-founder, President and Chief Executive Officer, as well as his depth of operating and senior management experience in our industry, provide him with the qualifications and skills to serve as a director.

        James J. Marino.    Mr. Marino has served as a member of our board of directors since July 2015. Prior to July 2015, Mr. Marino was a Partner at the global law firm of Dechert LLP for 28 years, where he served as Managing Partner of the Princeton Office. Mr. Marino served as the outside counsel for Onconova from its inception through and including its initial public offering. Previously, he served on the board of directors of Pharmacopeia Drug Discovery, Inc. from 2000 to 2006 and has worked in advisory capacities and on the boards of multiple non-profit organizations, including Robert Wood Johnson University Hospital. He currently serves on the Board of Trustees of Wake Forest University and Wake Forest Baptist Medical Center. Mr. Marino received his B.A., J.D. and MBA from Rutgers University.

        Our board of directors believes that Mr. Marino's perspective and experience advising Onconova and numerous other leading life science companies in connection with financings, acquisitions and strategic alliances, provide him with the qualifications and skills to serve as a director.

        Viren Mehta.    Dr. Mehta has served as a member of our board of directors since February 2004. Dr. Mehta has been a managing member of Mehta Partners since 1997. Mehta Partners provides strategic advisory services to the biotechnology and pharmaceutical companies worldwide. Prior to founding Mehta Partners, Dr. Mehta co-founded Mehta and Isaly in 1989, and prior to that was a part of the strategic planning team of the International Division at Merck & Co. Dr. Mehta earned a Doctor of Pharmacy at the University of Southern California, and an M.B.A. from the Anderson School of Business at the University of California, Los Angeles.

        Our board of directors believes Dr. Mehta's perspective and experience in the life sciences industry as a biopharma fund manager, fund consultant and a strategic advisor to senior managers in the biopharma industry, as well as his educational background, provide him with the qualifications and skills to serve as a director.

        E. Premkumar Reddy, Ph.D.    Dr. Reddy is one of our scientific founders and has served as a member of our board of directors since February 1999. Since March 2010, Dr. Reddy has served as a Professor at Mount Sinai School of Medicine, or Mount Sinai and Director of the Experimental Cancer Therapeutics Program at the Tisch Cancer Institute at Mount Sinai. From 1992 to February 2010, Dr. Reddy served as a Professor and Director of the Fels Institute for Cancer Research of Temple University. He was the founder and co-editor of the international journal of cancer research, Oncogene, published by Nature Publishing Group. Dr. Reddy received his B.Sc., M.Sc. and Ph.D. from Osmania University.

        Our board of directors believes Dr. Reddy's perspective and experience as our co-founder, his educational background, as well as his experience in research and product development, provide him with the qualifications and skills to serve as a director.

        Anne M. VanLent.    Ms. VanLent has served as a member of our board of directors since July 2013. Ms. VanLent has served as President of AMV Advisors, a personal consulting firm providing strategic and financial services to companies in the greater life sciences sector, since May 2008. Ms. VanLent has served as a director of Biota Pharmaceuticals, Inc. since May 2013, where she has also served as chair of the audit committee and as a member of the nominating and governance committee since May 2013 and lead independent director since November 2015; as a director and chair of the audit committee of Aegerion Pharmaceuticals, Inc. since April 2013 and a member of the compensation committee and the compliance committee since 2015; and as a director of Ocera Therapeutics, Inc. (formerly Tranzyme Pharmaceuticals, Inc.) since April 2011, where she has also served as chair of the nominating and governance committee since December 2013. From December 2004 to May 2013, Ms. Van Lent served as a director of Integra Life Sciences Holding Corporation, where she was a member of the audit committee from December 2004 to May 2013, serving as its chair from May 2006 to May 2012, and a member of the compensation committee from 2004 to 2006. Ms. VanLent also served as a director of Penwest Pharmaceuticals Co., from 1997 to 2010, where she was chair of the audit committee from 2002 to 2010 and chair of the nomination and governance committee in 2010. Ms. VanLent received a B.A. degree in Physics from Mount Holyoke College.

        Our board of directors believes that Ms. VanLent's extensive leadership and finance experience, and her extensive experience serving as a board member, audit committee member and audit committee chair of public companies in the life sciences industry, provide her with the qualifications and skills to serve as a director.

Executive Officers

        The following table sets forth certain information regarding our executive officers who are not also directors.

Name	Age	Position(s) with Onconova Therapeutics, Inc.
Steven M. Fruchtman, M.D.	65	Chief Medical Officer, and Senior Vice President, Research and Development
Manoj Maniar, Ph.D.	53	Senior Vice President, Product Development
Mark P. Guerin	47	Vice President—Financial Planning & Accounting, and Chief Accounting Officer

        Steven M. Fruchtman, M.D.    Dr. Fruchtman has served as our Chief Medical Officer and Senior Vice President, Research and Development since January 2015. Dr. Fruchtman is a board certified hematologist with extensive industry experience in clinical research for myelodysplastic syndromes, hematologic malignancies and solid tumors. From June 2014 to January 2015, Dr. Fruchtman was a hematology oncology drug development consultant. From September 2013 to June 2014, Dr. Fruchtman served as Chief Medical Officer at Syndax Pharmaceuticals, Inc., a biopharmaceutical company. From July 2011 to July 2013, Dr. Fruchtman was the Chief Medical Officer and Senior Vice President of Research and Regulatory Affairs at Spectrum Pharmaceuticals. From February 2011 to June 2011, he was Vice President of Research at Spectrum Pharmaceuticals, Inc., a biopharmaceutical company. From February 2009 to January 2011, Dr. Fruchtman was Vice President, Clinical Research at Allos Therpeutics, Inc., a biopharmaceutical company. Prior to this, Dr. Fruchtman held senior positions at Novartis and Ortho Biotech Products. Dr. Fruchtman was on the faculty of the Mount Sinai School of Medicine and was the Director of the Stem Cell Transplantation and Myeloproliferative Disorder Programs at Mount Sinai Hospital in New York City. Dr. Fruchtman received his medical degree from New York Medical College and his B.A. from Cornell University.

        Mark P. Guerin    Mr. Guerin has served as Vice President—Financial Planning & Accounting, and Chief Accounting Officer since May 2014, and as Vice President—Financial Planning & Accounting from September 2013 to May 2014. He has also served as our principal financial officer since Februaury 12, 2016. Between January 2012 and September 2013, Mr. Guerin was self-employed as a financial and accounting consultant. For more than six years, through December 2011, Mr. Guerin was employed by CardioKine, Inc., serving as Chief Financial Officer from mid-2009 through December 2011. Mr. Guerin received his B.A. in Accounting from DeSales University.

        Manoj Maniar, Ph.D.    Dr. Maniar has served as our Senior Vice President, Product Development since August 2005. Prior to joining us, Dr. Maniar was with SRI International, Inc., a nonprofit research institute, where he served as Senior Director, Formulations and Drug Delivery. Dr. Maniar received his B.S. in Pharmacy from Bombay College of Pharmacy and his Ph.D. in Pharmaceutics from the University of Connecticut.

Corporate Governance

Board Composition

        Our board of directors currently consists of eight members. Our board of directors has undertaken a review of the independence of our directors and has determined that all directors except Ramesh Kumar, Ph.D. and E. Premkumar Reddy, Ph.D. are independent within the meaning of Section 5605(a)(2) of the NASDAQ Stock Market listing rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our tenth amended and restated certificate of incorporation provides that our board of directors will consist of not less than three nor more than 11 directors, as such number of directors may from time to time be fixed by our board of directors. Each director shall be elected to the board to hold office until his or her successor is elected and qualified at the next annual meeting of stockholders.

Board Leadership Structure and Role in Risk Oversight

        Our board of directors recognizes the time, effort and energy that the chief executive officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our chairman, particularly as the board of directors' oversight responsibilities continue to grow. We believe that, at present, separating these positions allows our chief executive officer to focus on our day-to-day business, while allowing our chairman to lead the board of directors in its fundamental role of providing advice to, and independent oversight of, management. Our board of directors also believes that this structure ensures a greater role for the independent directors in the oversight of our company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our board of directors.

        While our bylaws do not require that our chairman and chief executive officer positions be separate, our board of directors believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

        Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including but not limited to risks relating to limited cash resources, need to raise additional funds, product candidate development, technological uncertainty, dependence on collaborative partners and other third parties, uncertainty regarding patents and proprietary rights, comprehensive government regulations, having no commercial manufacturing experience, marketing or sales capability or experience and dependence on key personnel. Management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The board of directors periodically consults with management regarding the Company's risks.

        Our board of directors is actively involved in oversight of risks that could affect us. This oversight is conducted primarily through the audit committee of our board of directors, but the full board of directors has retained responsibility for general oversight of risks.

Board Committees

        Our board of directors has established three standing committees: the audit committee, the compensation committee and the nominating and corporate governance committee. The current members of our audit committee are Henry S. Bienen, Ph.D., James J. Marino, Viren Mehta and Anne M. VanLent, with Anne M. VanLent serving as chairperson. The current members of our compensation committee are Michael B. Hoffman, Henry S. Bienen, Ph.D., James J. Marino and Anne M. VanLent, with Michael B. Hoffman serving as chairperson. The current members of our nominating and corporate governance committee are Michael B. Hoffman, Viren Mehta and Jerome E. Groopman, M.D., with Viren Mehta serving as chairperson.

        Our board of directors has determined that Henry S. Bienen, Ph.D., James J. Marino,Viren Mehta and Anne M. VanLent meet the additional test for independence for audit committee members imposed by Securities and Exchange Commission ("SEC") regulations and Section 5605(c)(2)(A) of the NASDAQ Stock Market listing rules and that Michael B. Hoffman, Henry S. Bienen, Ph.D, James J. Marino and Anne M. VanLent meet the additional test for independence for compensation committee members imposed by Section 5605(d)(2)(A) of the NASDAQ Stock Market listing rules.

Audit Committee

        The primary purpose of our audit committee is to assist the board of directors in the oversight of the integrity of our accounting and financial reporting process, the audits of our consolidated financial statements, and our compliance with legal and regulatory requirements. Our audit committee met five times during fiscal 2015. The functions of our audit committee include, among other things:

  •
  hiring the independent registered public accounting firm to conduct the annual audit of our consolidated financial statements and monitoring its independence and performance;

  •
  reviewing and approving the planned scope of the annual audit and the results of the annual audit;

  •
  pre-approving all audit services and permissible non-audit services provided by our independent registered public accounting firm;

  •
  reviewing the significant accounting and reporting principles to understand their impact on our consolidated financial statements;

  •
  reviewing our internal financial, operating and accounting controls with management, our independent registered public accounting firm and our internal audit provider;

  •
  reviewing with management and our independent registered public accounting firm, as appropriate, our financial reports, earnings announcements and our compliance with legal and regulatory requirements;

  •
  reviewing potential conflicts of interest under and violations of our code of conduct;

  •
  establishing procedures for the treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and confidential submissions by our employees of concerns regarding questionable accounting or auditing matters;

  •
  reviewing and approving related-party transactions; and

  •
  reviewing and evaluating, at least annually, our audit committee's charter.

        With respect to reviewing and approving related-party transactions, our audit committee reviews related-party transactions for potential conflicts of interests or other improprieties. Under SEC rules, related-party transactions are those transactions to which we are or may be a party in which the amount involved exceeds the lesser of $120,000 or 1% of total assets, and in which any of our directors or executive officers or any other related person had or will have a direct or indirect material interest, excluding, among other things, compensation arrangements with respect to employment and board membership. Our audit committee could approve a related-party transaction if it determines that the transaction is in our best interests. Our directors are required to disclose to this committee or the full board of directors any potential conflict of interest, or personal interest in a transaction that our board is considering. Our executive officers are required to disclose any related-party transaction to the audit committee. We also poll our directors on an annual basis with respect to related-party transactions and their service as an officer or director of other entities. Any director involved in a related-party transaction that is being reviewed or approved must recuse himself or herself from participation in any related deliberation or decision. Whenever possible, the transaction should be approved in advance and if not approved in advance, must be submitted for ratification as promptly as practical.

        The financial literacy requirements of the SEC require that each member of our audit committee be able to read and understand fundamental financial statements. In addition, at least one member of our audit committee must qualify as an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act, and have financial sophistication in accordance with the NASDAQ Stock Market listing rules. Our board of directors has determined that Anne M. VanLent qualifies as an audit committee financial expert.

        Both our independent registered public accounting firm and management periodically will meet privately with our audit committee.

        The board of directors has adopted a charter for the audit committee, which is available in the corporate governance section of our website at http://www.onconova.com.

Compensation Committee

        The primary purpose of our compensation committee is to assist our board of directors in exercising its responsibilities relating to compensation of our executive officers and employees and to administer our equity compensation and other benefit plans. In carrying out these responsibilities, this committee reviews all components of executive officer and employee compensation for consistency with its compensation philosophy, as in effect from time to time. Our compensation committee met ten times during fiscal 2015. The functions of our compensation committee include, among other things:

  •
  designing and implementing competitive compensation, severance and change in control policies to attract and retain key personnel;

  •
  reviewing and formulating policy and determining the compensation of our executive officers and employees;

  •
  reviewing and recommending to our board of directors the compensation of our non-employee directors;

  •
  reviewing and evaluating our compensation risk policies and procedures;

  •
  administering our equity incentive plans and granting equity awards to our employees, consultants and directors under these plans;

  •
  administering our performance bonus plans and granting bonus opportunities to our employees, consultants and non-employee directors under these plans;

  •
  if required from time to time, preparing the executive officer compensation information required to be included in our annual proxy statement;

  •
  engaging compensation consultants or other advisors it deems appropriate to assist with its duties; and

  •
  reviewing and evaluating, at least annually, our compensation committee's charter.

        The board of directors has adopted a charter for the compensation committee, which is available in the corporate governance section of our website at http://www.onconova.com.

        During 2014 and 2015, the compensation committee has utilized Radford ("Radford"), an Aon Hewitt company, as its executive compensation consultant. Radford reports directly to the compensation committee. The compensation committee may replace Radford or hire additional consultants at any time. Upon request by the compensation committee or its chair, a representative of Radford attends meetings of the compensation committee and is available to discuss compensation issues in between meetings.

        In connection with its work for the compensation committee, Radford provided various executive compensation services to the compensation committee pursuant to a written consulting agreement. Generally, these services included advising the compensation committee on the principal aspects of our executive compensation program and evolving industry practices and providing market information and analysis regarding the competitiveness of our program design and our award values in relation to performance.

        The compensation committee retains sole authority to hire any compensation consultant, approve such consultant's compensation, determine the nature and scope of its services, evaluate its performance, and terminate its engagement. We assessed the independence of Radford pursuant to SEC rules and determined that no known conflict of interest existed that would prevent Radford from serving as an independent consultant to the compensation committee.

        The compensation committee has reviewed our compensation policies and practices for all employees, including our named executive officers, as they relate to risk management practices and risk-taking incentives, and has determined that there are no risks arising from these policies and practices that are reasonably likely to have a material adverse effect on us.

Nominating and Corporate Governance Committee

        The primary purpose of our nominating and corporate governance committee is to assist our board of directors in promoting the best interest of our company and our stockholders through the implementation of sound corporate governance principles and practices. Our nominating and corporate governance committee met two times during fiscal 2015. The functions of our nominating and corporate governance committee include, among other things:

  •
  identifying, reviewing and evaluating candidates to serve on our board of directors;

  •
  determining the minimum qualifications for service on our board of directors;

  •
  developing and recommending to our board an annual self-evaluation process for our board of directors and overseeing the annual self-evaluation process;

  •
  developing, as appropriate, a set of corporate governance principles, and reviewing and recommending to our board of directors any changes to such principles; and

  •
  periodically reviewing and evaluating our nominating and corporate governance committee's charter.

        The board of directors has adopted a charter for the nominating and corporate governance committee, which is available in the corporate governance section of our website at http://www.onconova.com.

Code of Conduct for Employees, Executive Officers and Directors

        We have adopted a code of conduct applicable to all of our employees, executive officers and directors. The code of conduct is available in the corporate governance section of our website at http://www.onconova.com.

        The audit committee of our board of directors is responsible for overseeing the code of conduct and must approve any waivers of the code of conduct for employees, executive officers or directors.

Meetings of the Board of Directors

        The board of directors held 20 meetings during fiscal 2015. During fiscal 2015, each director attended at least 75 percent of the aggregate of the total number of meetings of the board of directors and the committees on which such director served.

        Directors are encouraged, but not required, to attend the annual meeting of stockholders. Michael B. Hoffman, Ramesh Kumar, Ph.D., E. Premkumar Reddy, Ph.D., and Anne M. VanLent attended the 2015 annual meeting of stockholders.

Director Nomination Process

        The process followed by our nominating and corporate governance committee to identify and evaluate director candidates includes requests to board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the nominating and corporate governance committee and the board of directors.

        In determining whether to recommend any particular candidate for inclusion in the board of director's slate of recommended director nominees, our nominating and corporate governance committee considers the composition of the board of directors with respect to depth of experience, balance of professional interests, required expertise and other factors. The nominating and corporate governance committee considers the value of diversity when recommending candidates. The committee views diversity broadly to include diversity of experience, skills and viewpoint. The nominating and corporate governance committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. Our board of directors believe that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow it to fulfill its responsibilities.

        Stockholders may recommend individuals to our nominating and corporate governance committee for consideration as potential director candidates. The nominating and corporate governance committee will evaluate stockholder-recommended candidates by following the same process and applying the same criteria as it follows for candidates submitted by others.

        Stockholders may directly nominate a person for election to our board of directors by complying with the procedures set forth in Section 2.2(A) of our bylaws, and with the rules and regulations of the SEC. Under our bylaws, only persons nominated in accordance with the procedures set forth in the bylaws will be eligible to serve as directors. In order to nominate a candidate for service as a director, you must be a stockholder at the time you give the board of directors notice of your nomination, and you must be entitled to vote for the election of directors at the meeting at which your nominee will be considered. In addition, the stockholder must have given timely notice in writing to our Secretary. To be timely, a stockholder's notice must be delivered to the Secretary at our principal executive offices not later than the 90th day, nor earlier than the 120th day, prior to the first anniversary of the prior year's annual meeting of stockholders (provided, however, that in the event that the date of the annual meeting is more than 30 days before or 60 days after such anniversary date, notice by the stockholder must be delivered no earlier than the 120th day prior to the annual meeting and no later than the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such annual meeting is first made by us). Your notice must set forth (i) the name, age, business address and, if known, residence address of the nominee, (ii) the principal occupation or employment of the nominee, (iii) the class and number of shares of stock of the Company directly or indirectly, owned beneficially or of record by the nominee, (iv) a description of all arrangements or understandings between you and the nominee and any other person or persons (naming such person or persons) pursuant to which the nomination is to be made by you, and (v) all other information relating to the nominee that is required to be disclosed in solicitations of proxies for the election of directors in an election contest, or is otherwise required, in each case, pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder. Nominations for director must be accompanied by the nominee's written consent to being named in the proxy statement as a nominee and to serving as a director if elected.

Stockholder Communications with the Board

        You can contact our board of directors to provide comments, to report concerns, or to ask a question, at the following address.

    Corporate Secretary
    Onconova Therapeutics, Inc.
    375 Pheasant Run
    Newtown, PA 18940
    United States

        You may submit your concern anonymously or confidentially by postal mail. You may also indicate whether you are a stockholder, customer, supplier, or other interested party.

        Communications are distributed to our board of directors, or to any individual directors, as appropriate, depending on the facts and circumstances outlined in the communication.

Section 16(a) Beneficial Ownership Reporting Compliance

        Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our executive officers, directors and beneficial owners of more than ten percent of our common stock are required to file with the SEC reports of holdings of and transactions in our securities. Copies of such reports are required to be furnished to us. Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that all required reports were filed in fiscal 2015 in a timely manner, except that, one Form 4 for each of our executive officers subject to Section 16(a) reporting: Ajay Bansal, Steven M. Fruchtman, M.D., Mark P. Guerin, Ramesh Kumar, Ph.D., and Manoj Manair, Ph.D., related to a grant of stock options on September 25, 2015, and one Form 3 for Manoj Manair, Ph.D related to his initial Section 16 (a) filing upon becoming an executive officer on April 27, 2015, were filed late.

ITEM 11.    EXECUTIVE COMPENSATION

Overview of Executive Compensation

        The compensation committee of our board of directors is responsible for overseeing the compensation of all of our executive officers. In this capacity, our compensation committee annually reviews and approves the compensation of our chief executive officer and other executive officers, including such goals and objectives relevant to the executive officers' compensation that the committee, in its discretion, determines are appropriate, evaluates their performance in light of those goals and objectives, and sets their compensation based on this evaluation.

2015 Summary Compensation Table

        The following table sets forth information for the fiscal years ended December 31, 2015 and 2014 concerning compensation of our principal executive officer and the two most highly compensated executive officers during 2015. We refer to these three executive officers as our "named executive officers."

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Ramesh Kumar, Ph.D.	2015	542,810	—	224,056	12,960	779,826
President and Chief Executive Officer	2014	525,000	188,409	484,961	18,804	1,217,174
Steven M. Fruchtman, M.D.	2015	395,769	50,000	459,904	7,528	913,201
Chief Medical Officer and Senior Vice President, Research and Development(4)
Manoj Maniar, Ph.D.	2015	370,695	—	102,425	20,000	493,120
Senior Vice President, Product	2014	356,860	108,664	166,272	30,589	662,385
Development

(1)
Represents discretionary annual bonus amounts paid.

(2)
The entries in the option awards column reflect the grant date fair value of the awards, as calculated for financial statement reporting purposes in accordance with Accounting Standards Codification (ASC) No. 718, Compensation—Stock Compensation. The option values were calculated using the Black-Scholes option pricing model. These amounts do not represent the actual value realized by the named executive officers. See Note 8 of the Notes to Consolidated Financial Statements for the fiscal year ended December 31, 2014 for a discussion of the relevant assumptions used to determine the valuation of our stock options for accounting purposes.

(3)
Includes amounts paid for insurance premiums on behalf of the named executive officer and matching funds paid pursuant to our 401(k) Plan.

(4)
Dr. Fruchtman was not a named executive officer in fiscal 2014.

Employment Agreements

        We have entered into employment agreements with each of our named executive officers, and the compensation of our named executive officers is determined, in large part, by the terms of those employment agreements. Following are descriptions of the material terms of each named executive officer's employment agreement.

Ramesh Kumar, Ph.D.

        We entered into an employment agreement with Dr. Kumar on July 1, 2015, which supersedes any prior employment agreements. The employment agreement continues indefinitely, unless terminated in accordance with the terms of the agreement.

        The employment agreement provided for an initial base salary of $543,375, subject to adjustment upon annual review by our board of directors, and an annual bonus of up to 55% of such base salary, payable upon our achievement of revenue or profit objectives, specific business plan goals or other performance milestones mutually agreed to by Dr. Kumar and our board of directors, provided that Dr. Kumar remain employed by us throughout the performance year. The bonus may be paid in the form of cash, stock options, shares of our Common Stock, or a combination thereof, at our compensation committee's discretion. Dr. Kumar may also be entitled to additional compensation in recognition of extraordinary contributions, at the sole discretion of our compensation committee. On February 12, 2016, we entered into a letter agreement with Dr. Kumar pursuant to which Dr. Kumar agreed to a voluntary reduction in his base salary from $543,375 to $407,531, effective as of January 1, 2016. For purposes of severance and other benefits calculated based upon base salary, however, Dr. Kumar's base salary will be deemed to remain at $543,375.

        Dr. Kumar is entitled to participate in all of our employee benefit plans and programs that are made generally available from time to time to our executive officers and is entitled to vacation benefits. Pursuant to his employment agreement, Dr. Kumar is entitled to term life insurance coverage in a face amount that is not less than his base salary, a reasonable transportation allowance if we relocate our research facility more than 40 miles from its present location, and up to $10,000 annually for educational programs related to the performance of his duties. If Dr. Kumar dies during his employment, we will be entitled to a $1 million death benefit under a "key man" life insurance policy. Dr. Kumar's employment agreement contains non-solicitation, non-competition, confidentiality and inventions assignment provisions that, among other things, prevent him from competing with us during the term of his employment and for a specified time thereafter.

        If Dr. Kumar's employment is terminated due to his death, disability, by us for "cause" or by Dr. Kumar without "good reason" during the term of his employment agreement, we will pay to Dr. Kumar or his spouse or estate the balance of his accrued and unpaid salary, unreimbursed expenses, and unused accrued vacation time through the termination date.

        If Dr. Kumar's employment is terminated by us without "cause" or by Dr. Kumar for "good reason," other than during a change in control protection period, Dr. Kumar will be entitled to receive severance equal to his current base salary and target bonus for the fiscal year during which his employment ceases. If the termination is during a change in control protection period, Dr. Kumar will be entitled to receive severance equal to two times the sum of his current base salary and target bonus for the fiscal year during which his employment ceases, less any severance previously paid. A change in control protection period commences three months prior to and ends twelve months following a change in control. The Company will also reimburse Dr. Kumar for a portion of his medical insurance costs and all of Dr. Kumar's incentive stock options that are unvested as of the date of such termination would fully vest as of the date of termination.

Steven Fruchtman, M.D.

        We entered into an employment agreement with Dr. Fruchtman on January 12, 2015. The employment agreement provides for an initial term of two years, unless extended by mutual agreement of the parties or sooner terminated in accordance with the terms of the agreement.

        The employment agreement provides for an initial base salary of $420,000, subject to adjustment upon annual review, and subject to the compensation committee's sole discretion, an annual bonus, based on the performance of Dr. Fruchtman and the Company, of up to 40% of such base salary. The bonus may be paid in the form of cash, stock options, shares of our Common Stock, or a combination thereof, at our compensation committee's discretion.

        In accordance with the agreement, upon hiring, Dr. Fruchtman received 120,000 stock options that vest proportionately over four years, a sign-on bonus of $25,000 and an advance against his annual bonus of $25,000.

        Dr. Fruchtman is entitled to participate in all of our employee benefit plans and programs that are made generally available from time to time to our executive officers and is entitled to vacation benefits. Dr. Fruchtman's employment agreement contains non-solicitation, non-competition, confidentiality and inventions assignment provisions that, among other things, prevent him from competing with us during the term of his employment and for a specified time thereafter. The Company will reimburse Dr. Fruchtman for reasonable expenses including certain commuting costs to the Company's offices.

        If Dr. Fruchtman's employment is terminated due to his death, disability, by us for "cause" or by Dr. Fruchtman without "good reason" during the term of his employment agreement, we will pay to Dr. Fruchtman or his spouse or estate the balance of his accrued and unpaid salary, unreimbursed expenses, and unused accrued vacation time through the termination date.

        If Dr. Fruchtman's employment is terminated by us without "cause", by Dr. Fruchtman for "good reason," or at the expiration of the term of the agreement, Dr. Fruchtman will be entitled to payments equal to six months base salary and also to continued health benefits for six months. All incentive stock options that are unvested as of the date of such termination would fully vest as of the date of termination.

Manoj Maniar, Ph.D.

        We entered into an employment agreement with Dr. Manair on July 1, 2015, which supersedes any prior employment agreements. The employment agreement continues indefinitely, unless terminated in accordance with the terms of the agreement.

        The employment agreement provides for an initial base salary of $371,135, subject to adjustment upon annual review by our board of directors, and subject to the compensation committee's sole discretion, an annual bonus, based on the performance of Dr. Manair and the Company, of up to 40% of such base salary. The bonus may be paid in the form of cash, stock options, shares of our Common Stock, or a combination thereof, at our compensation committee's discretion.

        Dr. Manair is entitled to participate in all of our employee benefit plans and programs that are made generally available from time to time to our executive officers and is entitled to vacation benefits. Dr. Manair's employment agreement contains non-solicitation, non-competition, confidentiality and inventions assignment provisions that, among other things, prevent him from competing with us during the term of his employment and for a specified time thereafter.

        If Dr. Manair's employment is terminated due to his death, disability, by us for "cause" or by Dr. Manair without "good reason" during the term of his employment agreement, we will pay to Dr. Manair or his spouse or estate the balance of his accrued and unpaid salary, unreimbursed expenses, and unused accrued vacation time through the termination date.

        If Dr. Manair's employment is terminated by us without "cause" or by Dr. Manair for "good reason," other than during a change in control protection period, Dr. Manair will be entitled to receive severance equal to nine-twelfths of the sum of his current base salary and target bonus for the fiscal year during which his employment ceases. If the termination is during a change in control protection period, Dr. Manair will be entitled to receive severance equal to the sum of his current base salary and target bonus for the fiscal year during which his employment ceases. A change in control protection period is the twelve months following a change in control. The Company will also reimburse Dr. Manair for a portion of his medical insurance costs and all of Dr. Manair's incentive stock options that are unvested as of the date of such termination would fully vest as of the date of termination.

Stock Option and Other Compensation Plans

        We maintain our 2013 Equity Compensation Plan for the purpose of attracting key employees, directors and consultants, inducing them to remain with us and encouraging them to increase their efforts to make our business more successful. The plan provides for awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred shares and other equity-based awards.

        The following table contains certain information regarding equity awards held by the named executive officers as of December 31, 2015:

Outstanding Equity Awards at 2015 Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Ramesh Kumar	16,739		—	6.00	4/7/2017
	18,754		—	5.76	3/17/2020
	75,018		—	5.76	3/17/2020
	52,513		—	6.13	12/10/2020
	10,335		—	6.13	12/5/2021
	93,773		—	13.28	12/18/2022
	70,315	(1)	23,458	13.28	12/18/2022
	100,000		—	15.00	7/25/2023
	3,018	(2)	1,982	15.00	7/25/2023
	67,500	(3)	67,500	13.48	12/20/2023
	43,750	(3)	131,250	3.98	12/18/2024
	14,583	(3)	72,917	2.32	4/16/2025
	5,468	(3)	82,032	1.48	9/25/2025
Steven Fruchtman	27,500	(3)	92,500	4.37	1/12/2025
	5,833	(3)	29,167	2.48	4/20/2025
	2,500	(3)	37,500	1.48	9/25/2025
Manoj Maniar	11,252		—	6.00	8/1/2017
	37,509		—	5.76	3/17/2020
	18,754		—	5.76	3/17/2020
	7,501		—	6.13	12/10/2020
	18,754		—	6.13	12/10/2020
	3,780		—	6.13	12/5/2021
	22,501	(1)	7,506	13.28	12/18/2022
	3,018	(2)	1,982	15.00	7/25/2023
	20,000	(3)	20,000	13.48	12/20/2023
	15,000	(3)	45,000	3.98	12/18/2024
	6,666	(3)	33,334	2.32	4/16/2025
	2,500	(3)	37,500	1.48	9/25/2025

(1)
25% of the total shares underlying this option vested on December 18, 2013. The remaining shares vest 1/36th monthly over 36 months thereafter, subject to continued service to us through each vesting date.

(2)
25% of the total shares underlying this option will vest on July 25, 2014. The remaining shares vest 1/36th monthly over 36 months thereafter, subject to continued service to us through each vesting date.

(3)
Shares vest in equal monthly installments over four years, 1/48th per month. The first shares vest one month after the date of grant.

Potential Payments Upon Termination of Employment or Change in Control

        As discussed under the caption "—Employment Agreements" above, we have agreements with our named executive officers pursuant to which they will receive severance payments upon certain termination events. The information below describes certain compensation that would be available under our existing plans and arrangements if (i) the named executive officer was terminated as of December 31, 2015 or (ii) if a Change in Control, as defined herein, occurred on December 31, 2015 and the named executive officer's employment had been subsequently terminated on the same date.

Acceleration of Equity Awards

        Pursuant to the terms of each named executive officer's option agreements, in the event of a "Change in Control" that occurs during any time prior to such named executive officer's Termination of Service (as such terms are defined in our 2013 Equity Compensation Plan) with us, all stock options granted pursuant to such option agreement shall fully vest.

Termination Other than for Cause, Death or Disability; Resignation for Good Reason

        The payments and benefits to which each named executive officer would be entitled in the event the named executive officer's employment is terminated for any reason other than for cause, death, or disability, or if the named executive officer resigns for good reason, whether or not following a "change in control" is described above.

Director Compensation

        The following table summarizes compensation paid to our non-employee directors in fiscal 2015.

2015 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Henry S. Bienen, Ph.D.	41,000	16,977	—		57,977
Jerome E. Groopman, M.D.	33,000	16,977	—		49,977
Michael B. Hoffman	68,000	22,070	—		90,070
James J. Marino	20,250	46,888	—		67,138
Viren Mehta	45,000	16,977	—		61,977
E. Premkumar Reddy, Ph.D.	30,000	16,977	196,526	(2)	243,503
Anne M. VanLent	56,000	16,977	—		72,977

(1)
Represents the fair value of the shares and options on the date of grant, calculated in accordance with Accounting Standards Codification (ASC) No. 718, Compensation—Stock Compensation (ASC 718).

(2)
Represents consulting fees paid to Dr. Reddy. See "Certain Relationships and Related Person Transactions."

(3)
At December 31, 2015, the aggregate number of outstanding stock option awards held by each non-employee director was: Dr. Bienen—67,803; Dr. Groopman—94,252; Mr. Hoffman—222,794; Mr. Marino—30,000; Dr. Mehta—30,000; Dr. Reddy—48,754; and Ms. VanLent—50,000.

        In June 2013, our board of directors approved a non-employee director compensation policy, which became effective for all non-employee directors in July 2013. In accordance with this policy, each non-employee director receives an annual base retainer of $30,000. In addition, our non-employee directors receive the following cash compensation for board services, as applicable:

  •
  the chairman of our board of directors receives an additional annual retainer of $20,000;

  •
  each member of our audit, compensation and nominating and corporate governance committees receives an additional retainer of $6,000, $5,000 and $3,000, respectively; and

  •
  each chairperson of our audit, compensation and nominating and corporate governance committees receives an additional annual retainer of $15,000, $10,000 and $6,000, respectively, in addition to the retainer received for service as a member of such committee.

        All amounts are paid in quarterly installments.

        In addition, newly appointed non-employee directors receive a one-time initial award of options to purchase 20,000 shares of our common stock, which vests annually over a three-year period subject to the director's continued service on the board of directors. Thereafter, each non-employee director receives an annual award of options to purchase 10,000 shares of our common stock, which vests monthly over a twelve-month period subject to the director's continued service on the board of directors. The chairman of our board of directors additionally receives an annual award of options to purchase 3,000 shares of our common stock, which vests monthly over a twelve-month period subject to the director's continued service on the board of directors.

        All of our directors are eligible to receive additional discretionary awards under our 2013 Equity Compensation Plan, provided that non-employee directors may not receive incentive stock options.

        We reimburse each non-employee director for out-of-pocket expenses incurred in connection with attending our board of directors and committee meetings. Compensation for our directors, including cash and equity compensation, is determined, and remains subject to adjustment, by our board of directors.

Equity Compensation Plan Information

        The following table summarizes the total number of outstanding options and shares available for other future issuances of options under all of our equity compensation plans as of December 31, 2015. All of the outstanding awards listed below were granted under our 2013 Equity Compensation Plan. See "Stock Option and Other Compensation Plans—2013 Equity Compensation Plan" above for a summary of the 2013 Equity Compensation Plan.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by stockholders	5,157,602	$8.56	1,354,133
Equity compensation plans not approved by stockholders	—	—	—

        In accordance with the terms of the 2013 Equity Compensation Plan, on January 1, 2016, the maximum aggregate number of shares of our common stock that may be issued under the plan was automatically increased by 1,018,567 shares, such that immediately after such increase the number of shares remaining available for future issuance under the plan was 2,372,700.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2016 by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (b) each named executive officer identified in Part III, Item 11 of this Annual Report, (c) each of our directors, and (d) all of our executive officers and directors as a group.

        The percentage of common stock outstanding is based on 27,401,035 shares of our Common Stock outstanding on March 15, 2016. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of common stock subject to options that are currently exercisable or exercisable within sixty days of March 15, 2016 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of common stock beneficially owned by him, her or it, subject to community property laws, where applicable. Except as otherwise noted below, the street address of each beneficial owner is c/o Onconova Therapeutics, Inc., 375 Pheasant Run, Newtown, PA 18940.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or greater stockholders:
The Michael and Jane Hoffman 2013
Descendants Trust
712 Fifth Avenue, 51st Fl.
New York, NY 10019	4,518,275	16.5%
Michael B. Hoffman(1)
(Includes The Michael and Jane
Hoffman 2013 Descendants Trust)
712 Fifth Avenue, 51st Fl
New York, NY 10019	4,842,186	17.5%
Baxalta GmbH(2)
Thurgauerstrasse 130
Glattpark (Opfikon) Switzerland 8152	2,603,295	9.5%
Frigate Ventures LP(3)
5950 Berkshire Lane, Suite 210
Dallas, TX 75225	1,936,842	7.1%
E. Premkumar Reddy, Ph.D.(4)	1,384,925	5.0%
Other Directors, Director Nominees and Named Executive Officers:
Henry S. Bienen, Ph.D.(5)	81,071	*
Jerome E. Groopman, M.D.(6)	80,749	*
Ramesh Kumar, Ph.D.(7)	935,578	3.3%
Manoj Maniar, Ph.D.(8)	211,859	*
James J. Marino	*	*
Steven M. Fruchtman, M.D.(9)	85,859	*
Viren Mehta(10)	173,331	*
Anne M. VanLent(11)	41,533	*
All current executive officers, directors and director nominees as a group (11 persons)(12)	7,899,670	27.3%

*
Represents a beneficial ownership of less than one percent of our outstanding Common Stock.

(1)
Includes (i) 4,518,275 shares of Common Stock held by the Michael and Jane Hoffman 2013 Descendants Trust of which Mr. Hoffman is donor, (ii) 84,530 shares of Common Stock held by the Michael and Jane Hoffman 2013 Descendants Trust (Non-GST Exempt Trust) of which Mr. Hoffman is donor and (iii) 220,627 shares of Common Stock subject to outstanding options that are exercisable within 60 days of March 15, 2016. Mr. Hoffman has no voting or dispositive power with regard to any of the shares held by the Michael and Jane Hoffman 2013 Descendants Trust and the Michael and Jane Hoffman 2013 Descendants Trust (Non-GST Exempt Trust). A.J. Agarwal and Jane Hoffman, Mr. Hoffman's spouse, as trustees, have voting and dispositive power with regard to the shares held by the Michael and Jane Hoffman 2013 Descendants Trust and the Michael and Jane Hoffman 2013 Descendants Trust (Non-GST Exempt Trust).

(2)
The shares are owned directly by Baxalta GmbH, which is an indirect wholly owned subsidiary of Baxalta Incorporated, and as such Baxalta Incorporated is an indirect beneficial owner of the shares.

(3)
Based on a Schedule 13G filed with the SEC on January 13, 2016. The Schedule 13G was filed on behalf of Frigate Ventures LP (d/b/a Anson Group), a Texas limited partnership ("Frigate"), Admiralty Advisors LLC, a Texas limited liability company ("Admiralty"), Mr. Bruce R. Winson, the principal of Frigate and Admiralty, M5V Advisors Inc. (d/b/a Anson Group Canada), an Ontario, Canada corporation ("M5V"), Mr. Adam Spears, a director of M5V, and Mr. Moez Kassam, a director of M5V. The shares were purchased by a private fund to which Frigate and M5V serve as co-investment advisors (the "Fund"). Frigate and M5V serve as co-investment advisors to the Fund and may direct the vote and disposition of the 1,936,842 shares of Common Stock held by the Fund. As the general partner of Frigate, Admiralty may direct the vote and disposition of the 1,936,842 shares of Common Stock held by the Fund. As the principal of Frigate and Admiralty, Mr. Winson may direct the vote and disposition of the 1,936,842 shares of Common Stock held by the Fund. As directors of M5V, Mr. Spears and Mr. Kassam may each direct the vote and disposition of the 1,936,842 shares of Common Stock held by the Fund.

(4)
Includes 47,087 shares of Common Stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of March 15, 2016.

(5)
Includes 66,136 shares of Common Stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of March 15, 2016.

(6)
Includes 80,749 shares of Common Stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of March 15, 2016.

(7)
Includes (i) 150,037 shares of Common Stock held by the Ramesh Kumar 2012 Trust and (ii) 659,078 shares of Common Stock subject to outstanding options that are exercisable within 60 days of March 15, 2016. Dr. Kumar has voting and dispositive power with regard to the shares held by the Ramesh Kumar 2012 Trust.

(8)
Includes 211,859 shares of Common Stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of March 15, 2016.

(9)
Includes 85,859 shares of Common Stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of March 15, 2016.

(10)
Includes (i) 28,438 shares of Common Stock held jointly with Dr. Mehta's spouse, (ii) 8,056 shares of Common Stock held by Mehta Partners, LLC, (iii) 1,733 shares of Common Stock held by Mehta Partners, LLC FBO Jean Marie Kiss IRA, (iv) 8,295 shares of Common Stock held by Viram Foundation and (v) 28,333 shares of Common Stock subject to outstanding options that are exercisable within 60 days of March 15, 2016. Dr. Mehta, as managing member, has voting and dispositive power with regard to the shares held by Mehta Partners, LLC. Dr. Mehta, as trustee, has voting and dispositive power with regard to the shares held by Mehta Partners, LLC FBO Jean Marie Kiss IRA. Dr. Mehta, as trustee has voting and dispositive power with regard to the shares held by Viram Foundation.

(11)
Includes 41,533 shares of Common Stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of March 15, 2016.

(12)
Includes 1,503,840 shares of Common Stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of March 15, 2016.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Person Transactions

        The audit committee of our board of directors is charged with the responsibility of reviewing and approving all related person transactions (as defined in SEC regulations), and periodically reassessing any related person transaction that we enter to ensure continued appropriateness. This responsibility is set forth in our audit committee charter. A related party transaction will only be approved if the audit committee determines that the transaction is in the best interests of the Company. If a director is involved in the transaction, he or she will recuse himself or herself from all decisions regarding the transaction.

        The following is a description of transactions during fiscal 2015, to which we have been a party, in which the amount involved in the transaction exceeds $120,000 or 1% of total assets, and in which any of our current directors, executive officers or to our knowledge, beneficial owners of more than 5% of our capital stock or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than the employment relationships with our executive officers and the related compensation solely resulting from those employment relationships.

        On May 3, 2010, as subsequently amended, we entered into a research agreement with the Mount Sinai School of Medicine ("Mount Sinai"), with which E. Premkumar Reddy, Ph.D., a member of our board of directors and the beneficial owner of more than 5% of our capital stock, is associated. The research is undertaken by Mount Sinai on our behalf. Mount Sinai, in connection with us, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but we will have an exclusive option to license any inventions. The initial term of the research agreement was one year with options to extend by mutual agreement. The term of the agreement has been extended through July 4, 2016. Payments to Mount Sinai for the year ended December 31, 2015 were $1,089,000.

        We entered into a consulting agreement with E. Premkumar Reddy, Ph.D., a member of our board of directors and the beneficial owner of more than 5% of our capital stock, effective as of January 1, 2012 for consulting services rendered in addition to his membership on our board of directors. The consulting agreement provided for a term of one year, unless renewed by mutual agreement of the parties. The current term has been extended through December 31, 2016, unless sooner terminated in accordance with the terms of the agreement. The board member provides consulting services to the Company on the terms set forth in the agreement. Payments to this board member for the year ended December 31, 2015 were $197,000.

        See "Item 10—Directors, Executive Officers and Corporate Governance" for additional disclosure required pursuant to Item 13.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of Independent Registered Public Accounting Firm

        The following table summarizes the fees of Ernst & Young LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	Fiscal 2015	Fiscal 2014
Audit Fees(1)	$338,000	$337,000
Audit-Related Fees(2)	85,000	25,000
Tax Fees(3)	65,000	117,000

Total Fees	$488,000	$479,000

(1)
Audit fees consist of fees for the audits of fiscal 2015 and 2014 and quarterly reviews of our consolidated financial statements and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our consolidated financial statements and which are not reported under "Audit Fees."

(3)
Tax fees for fiscal 2015 and fiscal 2014 include fees for tax advice, tax return preparation assistance and review.

Pre-Approval Policies and Procedures

        The audit committee's policy is that all audit services and all non-audit services to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee. The audit committee's approval procedures include the review and approval of engagement letters from our independent registered public accounting firm that document the fees for all audit services and non-audit services, primarily tax advice and tax return preparation and review.

        All audit services and all non-audit services in fiscal 2015 were pre-approved by the audit committee. The audit committee has determined that the provision of the non-audit services for which these fees were rendered is compatible with maintaining the independent auditor's independence.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)   (1) Financial Statements: See Index to Consolidated Financial Statements on page F-1.

        (3)   Exhibits: See Exhibits Index on pages 102 to 104

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Onconova Therapeutics, Inc.
Date: March 28, 2016
	By:	/s/ RAMESH KUMAR Ramesh Kumar Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RAMESH KUMAR, PH.D. Ramesh Kumar, Ph.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2016
/s/ MARK GUERIN Mark Guerin	Vice President, Financial Planning & Accounting (Principal Financial Officer)	March 28, 2016
/s/ MICHAEL B. HOFFMAN Michael B. Hoffman	Chairman, Board of Directors	March 28, 2016
/s/ HENRY S. BIENEN, PH.D. Henry S. Bienen, Ph.D.	Director	March 28, 2016
/s/ JEROME E. GROOPMAN, M.D. Jerome E. Groopman, M.D.	Director	March 28, 2016
/s/ JAMES J. MARINO James J. Marino	Director	March 28, 2016
/s/ VIREN MEHTA Viren Mehta	Director	March 28, 2016

Signature	Title	Date

/s/ E. PREMKUMAR REDDY, PH.D. E. Premkumar Reddy, Ph.D.	Director	March 28, 2016
/s/ ANNE M. VANLENT Anne M. VanLent	Director	March 28, 2016

EXHIBITS INDEX

Exhibit Number		Exhibit Description
3.1		Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 25, 2013).

3.2		Amended and Restated Bylaws of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 25, 2013).

4.1		Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013.)

4.2		Eighth Amended and Restated Stockholders' Agreement, effective as of July 27, 2012, by and among Onconova Therapeutics, Inc. and certain stockholders named therein (Incorporated by reference to Exhibit 4.2to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on July 11, 2013).

4.3		Amendment No. 1 to Eighth Amended and Restated Stockholders' Agreement, effective as of July 9, 2013 (Incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).

10.1	*	Development and License Agreement, effective as of September 19, 2012, by and between Onconova Therapeutics, Inc. and Baxter Healthcare SA (Incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 2 the Company's Registration Statement on Form S-1 filed on July 18, 2013).

10.2	*	License Agreement, effective as of July 5, 2011, by and between Onconova Therapeutics, Inc. and SymBio Pharmaceuticals Limited (Incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 2 the Company's Registration Statement on Form S-1 filed on July 18, 2013).

10.3	*	First Amendment to License Agreement, effective as of September 2, 2011, by and between Onconova Therapeutics, Inc. and SymBio Pharmaceuticals Limited (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.4	*	License Agreement, effective as of January 1, 1999, by and between Onconova Therapeutics, Inc. and Temple University—Of The Commonwealth System of Higher Education (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.5	*	Amendment to License Agreement, effective as of September 1, 2000, by and between Temple University—Of The Commonwealth System of Higher Education and Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.6	*	Amendment #1 to Exclusive License Agreement, effective as of March 21, 2013, by and between Temple University—Of The Commonwealth System of Higher Education and Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.7	*	Definitive Agreement, effective as of May 12, 2010, by and between Onconova Therapeutics, Inc. and The Leukemia and Lymphoma Society (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

Exhibit Number		Exhibit Description
10.8	*	First Amendment to Definitive Agreement, effective as of June 23, 2011, by and between Onconova Therapeutics, Inc. and The Leukemia and Lymphoma Society (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.9	*	Second Amendment to Definitive Agreement, effective as of May 29, 2012, by and between Onconova Therapeutics, Inc. and The Leukemia and Lymphoma Society (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.10	*	Third Amendment to Definitive Agreement, effective as of January 5, 2013, by and between Onconova Therapeutics, Inc. and The Leukemia and Lymphoma Society (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.11		Termination of Agreement, effective as of February 5, 2013, by and between Onconova Therapeutics, Inc. and The Leukemia and Lymphoma Society (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.12	*	Limited Liability Company Agreement of GBO, LLC, dated as of December 12, 2012, by and between Onconova Therapeutics, Inc. and GVK Biosciences Private Limited (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.13	+	Onconova Therapeutics, Inc. 2007 Equity Compensation Plan, and forms of agreement thereunder (Incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).

10.14	+	Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Ramesh Kumar, Ph.D. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 8, 2015).

10.15	+	Letter Agreement, effective as of January 1, 2016, by and between Onconova Therapeutics, Inc. and Ramesh Kumar, Ph.D. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2016).

10.16	+	Amended and Restated Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Thomas McKearn, M.D., Ph.D. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 8, 2015).

10.17	+	Amended and Restated Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Ajay Bansal. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 8, 2015).

10.18	+	Consulting Agreement, effective as of January 1, 2012, by and between Onconova Therapeutics, Inc. and E. Premkumar Reddy, Ph.D., including Consultant Agreement Renewal, dated February 27, 2013 (Incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.19	+	Form of Indemnification Agreement entered into by and between Onconova Therapeutics, Inc. and each director and executive officer (Incorporated by reference to Exhibit 10.24 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).

Exhibit Number		Exhibit Description
10.20	+	Onconova Therapeutics, Inc. 2013 Equity Compensation Plan, and forms of agreement thereunder (Incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).

10.21	+	Onconova Therapeutics, Inc. 2013 Performance Bonus Plan (Incorporated by reference to Exhibit 10.26 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).

10.22	+	Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Dr.Manoj Manair. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 8, 2015).

10.23	+	Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Mark Guerin. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2016)

10.24	+	Amended and Restated Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Steven M. Fruchtman, M.D. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 13, 2015).

21.1		Subsidiaries of Onconova Therapeutics, Inc.

23.1		Consent of Ernst & Young, LLP.

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

ONCONOVA THERAPEUTICS, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Onconova Therapeutics, Inc.

        We have audited the accompanying consolidated balance sheets of Onconova Therapeutics, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Onconova Therapeutics, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses and negative cash flows from operations and will require additional capital to fund planned operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania March 28, 2016

Onconova Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$19,799,000	$43,582,000
Receivables	1,504,000	132,000
Prepaid expenses and other current assets	1,832,000	3,066,000
Restricted cash	50,000	125,000

Total current assets	23,185,000	46,905,000
Property and equipment, net	248,000	420,000
Other non-current assets	12,000	12,000

Total assets	$23,445,000	$47,337,000

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,421,000	$4,027,000
Accrued expenses and other current liabilities	3,729,000	5,777,000
Deferred revenue	455,000	455,000

Total current liabilities	7,605,000	10,259,000
Deferred revenue, non-current	5,000,000	13,455,000
Other	—	1,000

Total liabilities	12,605,000	23,715,000

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 authorized at December 31, 2015 and 2014, none issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value, 75,000,000 authorized at December 31, 2015 and 2014, 25,464,193 and 21,703,173 shares issued and outstanding at December 31, 2015 and 2014	255,000	217,000
Additional paid in capital	328,334,000	317,122,000
Accumulated other comprehensive income	(22,000)	(13,000)
Accumulated deficit	(318,557,000)	(294,578,000)

Total Onconova Therapeutics, Inc. stockholders' equity	10,010,000	22,748,000
Non-controlling interest	830,000	874,000

Total stockholders' equity	10,840,000	23,622,000

Total liabilities and stockholders' equity	$23,445,000	$47,337,000

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statements of Operations

	Years ended December 31,
	2015	2014
Revenue	$11,456,000	$800,000
Operating expenses:
General and administrative	9,533,000	15,119,000
Research and development	25,895,000	49,425,000

Total operating expenses	35,428,000	64,544,000

Loss from operations	(23,972,000)	(63,744,000)
Change in fair value of warrant liability	—	20,000
Other income, net	(35,000)	(52,000)

Net loss before income taxes	(24,007,000)	(63,776,000)
Income taxes	16,000	19,000

Net loss	(24,023,000)	(63,795,000)
Net loss attributable to non-controlling interest	44,000	113,000

Net loss attributable to Onconova Therapeutics, Inc	(23,979,000)	(63,682,000)

Net loss per share of common stock, basic and diluted	$(1.05)	$(2.94)

Basic and diluted weighted average shares outstanding	22,739,760	21,653,536

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Years ended December 31,
	2015	2014
Net loss	$(24,023,000)	$(63,795,000)
Other comprehensive income, before tax:
Foreign currency translation adjustments, net	(9,000)	(14,000)

Other comprehensive income (loss), net of tax	(9,000)	(14,000)

Comprehensive income (loss)	(24,032,000)	(63,809,000)

Comprehensive income (loss) attributable to non-controlling interest	44,000	113,000

Comprehensive income (loss) attributable to Onconova Therapeutics, Inc	$(23,988,000)	$(63,696,000)

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statements of Stockholders' Equity

	Stockholders' Equity (Deficit)
	Common Stock				Accumulated other comprehensive income (loss)
			Additional Paid in Capital	Accumulated deficit		Non- controlling interest
	Shares	Amount					Total
Balance at December 31, 2013	21,467,482	215,000	311,093,000	(230,896,000)	1,000	487,000	80,900,000
Net loss	—	—	—	(63,682,000)	—	(113,000)	(63,795,000)
Contribution from non-controlling interest	—	—	—	—	—	500,000	500,000
Other comprehensive loss	—	—	—	—	(14,000)	—	(14,000)
Exercise of stock options	235,691	2,000	961,000	—	—	—	963,000
Stock-based compensation	—	—	5,068,000	—	—	—	5,068,000

Balance at December 31, 2014	21,703,173	$217,000	$317,122,000	$(294,578,000)	$(13,000)	$874,000	$23,622,000

Net loss	—	—	—	(23,979,000)	—	(44,000)	(24,023,000)
Other comprehensive loss	—	—	—	—	(9,000)	—	(9,000)
Stock-based compensation	—	—	3,786,000	—	—	—	3,786,000
Issuance of common stock, net	3,761,920	38,000	7,426,000	—	—	—	7,464,000
Common stock surrendered	(900)	—	—	—	—	—	—

Balance at December 31, 2015	25,464,193	$255,000	$328,334,000	$(318,557,000)	$(22,000)	$830,000	$10,840,000

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014
Operating activities:
Net loss	$(24,023,000)	$(63,795,000)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	150,000	434,000
Loss on asset disposal	22,000	—
Change in fair value of warrant liabilities	—	(20,000)
Treasury note discount amortization	—	(6,000)
Stock compensation expense	3,786,000	5,068,000
Changes in assets and liabilities:
Receivables	(1,372,000)	(31,000)
Prepaid expenses and other current assets	1,234,000	1,220,000
Restricted cash	75,000	—
Accounts payable	(606,000)	317,000
Accrued expenses and other current liabilities	(2,048,000)	(43,000)
Other liabilites	(1,000)	(5,000)
Deferred revenue	(8,455,000)	(787,000)

Net cash used in operating activities	(31,238,000)	(57,648,000)

Investing activities:
Payments for purchase of property and equipment	—	(228,000)
Maturities of marketable securities	—	40,000,000

Net cash provided by investing activities	—	39,772,000

Financing activities:
Proceeds from the sale of common stock, net of costs	7,464,000	—
Proceeds from the exercise of stock options	—	963,000
Contribution from non-controlling interest	—	500,000

Net cash provided by financing activities	7,464,000	1,463,000

Effect of foreign currency translation on cash	(9,000)	(14,000)

Net decrease in cash and cash equivalents	(23,783,000)	(16,427,000)
Cash and cash equivalents at beginning of period	43,582,000	60,009,000

Cash and cash equivalents at end of period	$19,799,000	$43,582,000

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

The Company

        Onconova Therapeutics, Inc. (the "Company") was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company's headquarters are located in Newtown, Pennsylvania. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule drug candidates to treat cancer. Using its proprietary chemistry platform, the Company has created an extensive library of targeted anti-cancer agents designed to work against specific cellular pathways that are important to cancer cells. The Company believes that the drug candidates in its pipeline have the potential to be efficacious in a variety of cancers. The Company has three clinical-stage product candidates and several preclinical programs. To accelerate and broaden the development of rigosertib, the Company's most advanced product candidate, the Company entered into a development and license agreement in 2012 with Baxter Healthcare SA ("BHSA"). Subsequently, Baxter International Inc.("Baxter") assigned the development and license agreement from BHSA to Baxalta GmbH ("Baxalta"), in preparation for the anticipated spin-off by Baxter of Baxalta Incorporated. The spin-off was effective on July 1, 2015. The Company understands that Baxalta is an indirect wholly-owned subsidiary of Baxalta Incorporated. The development and license agreement granted Baxalta an exclusive, royalty-bearing license for the research, development, commercialization and manufacture (in specified instances) of rigosertib in all therapeutic indications in Europe (the "Baxalta Territory"). On March 3, 2016, the Company received a notification of Baxalta's election to terminate the development and license agreement based on a strategic reprioritization review, effective August 30, 2016. In 2011, the Company entered into a license agreement, as subsequently amended, with SymBio Pharmaceuticals Limited ("SymBio"), which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. The Company has retained development and commercialization rights to rigosertib in the rest of the world, including the United States. During 2012, Onconova Europe GmbH was established as a wholly owned subsidiary of the Company for the purpose of further developing business in Europe. In April 2013, GBO, LLC, a Delaware limited liability company, ("GBO") was formed pursuant to an agreement with GVK Biosciences Private Limited, a private limited company located in India, ("GVK") to collaborate and develop two programs using the Company's technology platform. The two preclinical programs sublicensed to GBO have not been developed to clinical stage as initially hoped, and the Company is in discussions with GVK regarding the future of GBO.

Liquidity

        The Company has incurred recurring operating losses since inception. For the year ended December 31, 2015, the Company incurred a net loss of $24,023,000 and as of December 31, 2015 the Company had generated an accumulated deficit of $318,557,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy.

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

        In October 2014, the Company entered into a sales agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor") to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its Common Stock, having an aggregate offering price of up to $20,000,000 through Cantor (see Note 15). Net proceeds from sales of Common Stock under this program were $6,018,000 during the year ended December 31, 2015. The Cantor Sales Agreement was terminated on January 5, 2016.

        In October 2015 the Company entered into a purchase agreement (the "Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park"). Upon signing of the Purchase Agreement, Lincoln Park purchased 846,755 shares of the Company's Common Stock for $1,500,000. Under the Purchase Agreement, the Company may from time to time, after the effectiveness of a registration statement covering such shares, offer and sell additional shares of its Common Stock, having an aggregate offering price of up to $15,000,000 to Lincoln Park. On January 5, 2016, the Company entered into a Securities Purchase Agreement with an institutional investor (the "Investor") providing for the issuance and sale by the Company of 1,936,842 shares of the Company's common stock and warrants to purchase 968,421 shares of the Company's common stock for aggregate net proceeds of $1,646,000. (See Note 16)

        During 2015, the Company implemented cost-reduction programs to reduce its operating losses. These programs may delay, scale-back, or eliminate certain of the Company's research and development activities and other aspects of its operations until such time as the Company is successful in securing adequate additional funding. The Company is also exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources. Such financings would be used to fund future research and development programs, including clinical trials for which the Company does not currently have the resources to fund, and the future success of the Company is dependent upon its ability to obtain additional financing. There can be no assurance, however, that the Company will be successful in obtaining such financing at the level needed to complete its research and development programs, on terms acceptable to the Company, or at all, or that the Company will obtain approvals necessary to market its products or achieve profitability or sustainable, positive cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Fair Value of Financial Instruments

        The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values because of the short-term nature of these accounts.

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

        The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the assets' book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceeds their fair value, which is measured based on the projected discounted future net cash flows generated from the assets. No impairment losses have been recorded through December 31, 2015.

Restricted Cash

        Under one of the Company's office leases, the Company is required to provide the landlord a $125,000 letter of credit, which is secured by cash collateral recorded as restricted cash on the consolidated balance sheet as of December 31, 2014. The letter of credit expired in March 2015 and the restriction on cash was discontinued. In February 2015, the Company was required to provide a $50,000 letter of credit to a surety company related to the Company's international shipments, which is secured by cash collateral recorded as restricted cash on the consolidated balance sheet as of December 31, 2015.

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

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        At certain times throughout the Company's history, the chairman of the Company's board of directors, who is also a significant stockholder of the Company (the "Significant Holder"), afforded option holders the opportunity for liquidity in transactions in which options were exercised and the shares of Common Stock issued in connection therewith were simultaneously purchased by the Significant Holder (each, a "Purchase Transaction") (See Note 8). Because the Company had established a pattern of providing cash settlement alternatives for option holders, the Company accounted for its stock-based compensation awards as liability awards. The Company measured liability awards based on the award's intrinsic value on the grant date and then re-measured them at each reporting date until the date of settlement. Compensation expense was recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation expense for each period until settlement was based on the change in intrinsic value (or a portion of the change in intrinsic value, depending on the percentage of the requisite service that has been rendered at the reporting date). Changes in the intrinsic value of a liability that occur after the end of the requisite service period were considered compensation expense in the period in which the changes occur. On April 23, 2013, the Company distributed a notification letter to all equity award holders under the 2007 Plan advising them that Purchase Transactions would no longer occur, unless, at the time of a Purchase Transaction, the option holder has held the Common Stock issued upon exercise of options for a period of greater than six months prior to selling such Common Stock to the Significant Holder and that any such sale to the Significant Holder would be at the fair value of the Common Stock on the date of such sale. Based on these new criteria for Purchase Transactions, the Company remeasured options outstanding under the 2007 Plan as of April 23, 2013 to their intrinsic value and reclassified such options from liabilities to stockholders' deficit within the Company's consolidated balance sheets, which amounted to $14,482,000. The remaining expense for these options is being recognized on a straight-line basis over the remaining requisite service period.

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

Clinical Trial Expense Accruals

        As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company's objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company's clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2015 and 2014, there were no material adjustments to the Company's prior period estimates of accrued expenses for clinical trials.

Collaboration Arrangements

        A collaboration arrangement is defined as a contractual arrangement that has or may have significant financial milestones associated with success-based development, which include certain arrangements the Company has entered into regarding the research and development, manufacture and/or commercialization of products and product candidates. These collaborations generally provide for non-refundable, upfront license fees, research and development and commercial performance milestone payments, cost sharing and royalty payments. The collaboration agreements with third-parties are performed on a "best efforts" basis with no guarantee of either technological or commercial success. The Company evaluates whether an arrangement is a collaboration arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company reevaluates whether an arrangement qualifies or continues to qualify as a collaboration arrangement whenever there is a change in the anticipated or actual ultimate commercial success of the endeavor. See Note 12, "License and Collaboration Agreements," for a discussion of the Company's current collaborations with Baxalta and SymBio.

Basic and Diluted Net Loss Per Share of Common Stock

        Basic net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period, excluding the dilutive effects of stock options and warrants. Diluted net loss per share of common stock is computed by dividing the net loss applicable to common stockholders by the sum of the weighted-average number of shares of Common Stock outstanding during the period plus the potential dilutive effects of stock options and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of Common Stock for the years ended December 31, 2015 and 2014.

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

3. Property and Equipment

        Property and equipment and related accumulated depreciation are as follows:

	December 31,
	2015	2014
Laboratory equipment	$1,037,000	$1,037,000
Software	92,000	92,000
Computer and office equipment	354,000	433,000
Leasehold improvements	745,000	1,063,000

	2,228,000	2,625,000
Less accumulated depreciation	(1,980,000)	(2,205,000)

	$248,000	$420,000

        Depreciation and amortization expense was $150,000 and $434,000 for the years ended December 31, 2015 and 2014, respectively.

4. Net Loss Per Share of Common Stock

        The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
Basic and diluted net loss per share of common stock:
Net loss attributable to Onconova Therapeutics, Inc	$(23,979,000)	$(63,682,000)

Weighted average shares of common stock outstanding	22,739,760	21,653,536

Net loss per share of common stock—basic and diluted	$(1.05)	$(2.94)

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Net Loss Per Share of Common Stock (Continued)

        The following potentially dilutive securities outstanding at December 31, 2015 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	December 31,
	2015	2014
Warrants	4,597	4,597
Stock options	5,157,602	4,631,299

	5,162,199	4,635,896

5. Revenue

        The Company recognized revenue under its funding, license and collaboration agreements with LLS, Baxalta and SymBio as follows:

	Year ended December 31,
	2015	2014
LLS	$8,000,000	$—
Baxalta	2,893,000	334,000
SymBio	563,000	466,000

	$11,456,000	$800,000

        See Note 11, "Research Agreements," and Note 12, "License and Collaboration Agreements," for a further discussion of the agreements with LLS, Baxalta and SymBio.

6. Balance Sheet Detail

        Receivables:

	December 31,
	2015	2014
Amounts due from Baxalta	$1,384,000	$—
Other	120,000	132,000

	$1,504,000	$132,000

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Balance Sheet Detail (Continued)

        Prepaid expenses and other current assets are as follows:

	December 31,
	2015	2014
Research and development	$1,018,000	$1,782,000
Manufacturing	168,000	451,000
Insurance	451,000	578,000
Other	195,000	255,000

	$1,832,000	$3,066,000

        Accrued expenses and other current liabilities are as follows:

	December 31,
	2015	2014
Research and development	$2,979,000	$4,482,000
Employee compensation	438,000	854,000
Professional fees	306,000	418,000
Other	6,000	23,000

	$3,729,000	$5,777,000

7. Income Taxes

        The Company accounts for income taxes under FASB ASC 740 ("ASC 740"). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

        Income taxes have been based on the following income (loss) before income tax expense:

	December 31,
	2015	2014
Domestic	$(24,057,000)	$(63,910,000)
Foreign	50,000	134,000

	$(24,007,000)	$(63,776,000)

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

        The provision for income taxes consists of the following:

	December 31,
	2015	2014
Current
US Federal	$—	$—
State and Local	—	—
Foreign	16,000	19,000

Total Current	$16,000	$19,000

Deferred
US Federal	$—	$—
State and Local	—	—
Foreign	—	—

Total Deferred	$—	$—

Total Expense (Benefit)	$16,000	$19,000

        As of December 31, 2015, the Company had federal net operating loss ("NOL") carry forwards of $178,911,000, state NOL carry forwards of $201,464,000 and research and development tax credit carry forwards of $66,237,000, which are available to reduce future taxable income. The federal NOL and tax credit carry forwards will begin to expire at various dates starting in 2022. The state NOL carry forwards will begin to expire at various dates starting in 2016. The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

        The Company's reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. The Company recognized no material adjustment for unrecognized income tax benefits. Through December 31, 2015, the Company had no unrecognized tax benefits or related interest and penalties accrued.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

        The principal components of the Company's deferred tax assets are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryovers	$73,648,000	$63,776,000
R&D tax credits	66,374,000	56,750,000
Non-qualified stock options	6,079,000	4,916,000
Deferred revenue	2,198,000	5,648,000
Charitable contributions	6,000	6,000
Accrued expenses	617,000	691,000
Fixed assets	149,000	164,000

Deferred tax assets	149,071,000	131,951,000
Less valuation allowance	(149,071,000)	(131,951,000)

Net deferred tax assets	$—	$—

        ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2015 and 2014, respectively, because the Company's management has determined that is it more likely than not that these assets will not be fully realized. The Company experienced a net change in valuation allowance of $17,120,000 and $38,647,000 for the years ended December 31, 2015 and 2014, respectively.

        A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	December 31,
	2015	2014
Federal income tax expense at statutory rate	34.0%	34.0%
Permanent items	(13.6)	(8.9)
State income tax, net of federal benefit	12.9	4.2
Tax credits	40.2	33.8
Provision to return	(2.1)	(2.4)
Change in valuation allowance	(71.4)	(60.7)
Other	—	—

Effective income tax rate	(0.0)%	(0.0)%

8. Stock-Based Compensation

        In January 2008, the board of directors approved the 2007 Equity Compensation Plan (the "2007 Plan"), which amended, restated and renamed the Company's 1999 Stock Based Compensation Plan

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Stock-Based Compensation (Continued)

(the "1999 Plan"), which provided for the granting of incentive and nonqualified stock options and restricted stock to its employees, directors and consultants at the discretion of the board of directors.

        Further, in July 2013, the Company's board of directors and stockholders approved the 2013 Equity Compensation Plan (the "2013 Plan"), which amended, restated and renamed the 2007 Plan . Under the 2013 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, deferred share awards, performance awards and other equity-based awards to employees, directors and consultants. The Company initially reserved 6,107,831 shares of Common Stock for issuance, subject to adjustment as set forth in the 2013 Plan. The 2013 Plan includes an evergreen provision, pursuant to which the maximum aggregate number of shares that may be issued under the 2013 Plan is increased on the first day of each fiscal year by the lesser of (a) a number of shares equal to four percent (4%) of the issued and outstanding Common Stock of the Company, without duplication, (b) 2,000,000 shares and (c) such lesser number as determined by the Company's board of directors, subject to specified limitations. At December 31, 2015, there were 1,354,133 shares available for future issuance.

        Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company's statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company's inception. The Company recognized stock-based compensation expense as follows for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
General and administrative	$1,936,000	$2,082,000
Research and development	1,850,000	2,986,000

	$3,786,000	$5,068,000

        A summary of stock option activity for the year ended December 31, 2015 is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2014	1,012,310	4,631,299	$10.04	7.89	$42,923
Authorized	868,126	—
Granted	(1,018,100)	1,018,100	$2.27
Exercised	—	—
Forfeitures	491,797	(491,797)	$9.49

Balance, December 31, 2015	1,354,133	5,157,602	$8.56	7.46	$0

Vested or expected to vest, December 31, 2015		5,077,680	$8.56	7.46	$0

Exercisable at December 31, 2015		3,227,121	$10.05	6.66	$0

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Stock-Based Compensation (Continued)

        The intrinsic value of options exercised during the years ended December 31, 2015 and 2014 was $0 and $1,842,000, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the closing price.

        Information with respect to stock options outstanding and exercisable at December 31, 2015 is as follows:

Exercise Price	Shares	Exercisable
$1.48 - $2.69	908,725	141,483
$3.98 - $4.52	918,388	347,524
$5.76 - $7.53	1,079,786	1,025,289
$13.28 - $13.48	1,518,704	1,078,982
$14.68 - $15.12	668,499	585,632
$21.79 - $29.14	63,500	48,211

	5,157,602	3,227,121

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

        As of December 31, 2015, there was $6,040,000 of unrecognized compensation expense related to the unvested stock options issued from April 24, 2013 through December 31, 2015, which is expected to be recognized over a weighted-average period of approximately 2.85 years.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Stock-Based Compensation (Continued)

        The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

	Year ended December 31,
	2015	2014
Risk-free interest rate	1.60%	1.84%
Expected volatility	75.8%	78.6%
Expected term	6.17 years	6.15 years
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$1.50	$3.10

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

  •
  Estimated forfeiture rate: The Company's estimated annual forfeiture rate on stock option grants was 4.14% in 2015 and 4.14% in 2014, based on the historical forfeiture experience.

Options granted on or prior to April 23, 2013

        At certain times throughout the Company's history, the chairman of the Company's board of directors, who is also a significant stockholder of the Company (the "Significant Holder"), has afforded option holders the opportunity for liquidity in transactions in which options were exercised and the shares of Common Stock issued in connection therewith were simultaneously purchased by the

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Stock-Based Compensation (Continued)

Significant Holder (each, a "Purchase Transaction"). Because the Company had established a pattern of providing cash settlement alternatives for option holders, the Company has accounted for its stock-based compensation awards as liability awards, the fair value of which is then re-measured at each balance sheet date.

        On April 23, 2013, the Company distributed a notification letter to all equity award holders under the Company's 2007 Equity Compensation Plan (the "2007 Plan") advising them that Purchase Transactions would no longer occur, unless, at the time of a Purchase Transaction, the option holder has held the Common Stock issued upon exercise of options for a period of greater than six months prior to selling such Common Stock to the Significant Holder and that any such sale to the Significant Holder would be at the fair value of the Common Stock on the date of such sale. Based on these new criteria for Purchase Transactions, the Company remeasured options outstanding under the 2007 Plan as of April 23, 2013 to their intrinsic value and reclassified such options from liabilities to stockholders' deficit within the Company's consolidated balance sheets, which amounted to $14,482,000. As of December 31, 2015, there was $249,000 of unrecognized compensation expense related to these unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.04 years.

9. Employee Benefit Plan

        In October 2007, the Company established a 401(k) Retirement Savings Plan. Employees are eligible to participate in the plan as soon as they join the Company if they are at least 21 years of age and work a minimum of 1,000 hours per year. The Company matches $0.60 for every dollar of the first 6% of payroll that employees invest, up to the legal limit. Employer contributions vest over four years at the rate of 25% per year. For the years ended December 31, 2015 and 2014, the Company contributed $146,000 and $276,000, respectively.

10. Commitments and Contingencies

Operating leases

        In January 2007, the Company entered into a lease for 8,100 square feet of office and lab space in Newtown, Pennsylvania, and in October 2009, the Company and the landlord amended the lease to add three additional one-year options to extend the lease term. In November 2013 the Company renewed the lease for the period April 1, 2014 to March 31, 2015, for rent of $11,000 per month. In December 2014 the Company renewed the lease for the period April 1, 2015 to March 31, 2016, for rent of $11,500 per month. In November 2015 the Company renewed the lease for the period April 1, 2016 to March 31, 2017, for rent of $11,900 per month In September 2012, the Company sub-leased an additional 1,356 square feet of office space. The lease has been renewed through February 28, 2017 for rent of $1,600 per month.

        The Company rents office space in Munich, Germany under one year leases that run from January 1 to December 31. For the period January 1, 2015 to December 31, 2015 the rent was €5,700 per month. For the period January 1, 2016 to December 31, 2016 the rent is €3,500 per month.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingencies (Continued)

        Future minimum lease payments under these non-cancellable leases having terms in excess of one year as of December 31, 2015 are as follows:

December 31, 2015
2016	$161,000
2017	39,000

Total minimum lease payments	$200,000

        Rent expense was $288,000 and $389,000 for the years ended December 31, 2015 and 2014, respectively.

Employment agreements

        The Company has entered into employment agreements with certain of its executives. The agreements provide for, among other things, salary, bonus and severance payments.

11. Research Agreements

        The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University ("Temple"), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through December 31, 2015 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple 25% of any sublicensing fees received by the Company. In 2011, the Company recorded $1,875,000 of expense related to the Temple agreement in connection with the collaboration agreement the Company executed with SymBio. In 2012, the company recorded $12,500,000 of expense related to the Temple agreement in connection with the collaboration agreement the Company executed with Baxter.

        The Company signed a funding agreement with the Leukemia and Lymphoma Society ("LLS") in May 2010, which was amended in January 2013, to fund the development of rigosertib (the "LLS-funded Research Program"). Under the LLS-funded Research Program, the Company was entitled to receive milestone payments of up to $8,000,000 through 2013 in connection with the proposed clinical trial to be conducted, ON TIME, after which LLS was not obligated to fund any further amounts. Under the terms of the funding agreement, if the LLS-funded Research Program lead to approval of rigosertib by the regulatory authorities, the Company would have been required to proceed with commercialization of the licensed product or repay the amount funded. LLS was entitled to receive regulatory and commercial milestone payments and royalties from the Company based on the Company's net sales of the licensed product after regulatory approval, with the amount of such milestone payments and royalties not to exceed three times the amount funded. During the year ended December 31, 2012, in connection with the execution of the Baxter agreement, the Company paid

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Research Agreements (Continued)

$1,000,000 to LLS. This payment reduced the maximum potential milestone and royalty payment obligation under this agreement to $23,000,000. No further payments would be due to LLS if the LLS-funded Research Program did not meet its clinical endpoints for safety and efficacy. As a result of the potential obligation to repay the funds under this arrangement, the $8,000,000 of milestone payments received was initially recorded as deferred revenue. The Company received guidance from regulatory authorities during 2015 that the LLS-funded Research Program was not sufficient to support a regulatory submission. Based on the guidance and the commencement of the INSPIRE trial during the fourth quarter of 2015, the company determined that the research program covered by the LLS funding agreement was unsuccessful and, as a result, the funding received non-repayable. Accordingly, the Company recognized the $8.0 million of deferred revenue during the quarter ended December 31, 2015.

12. License and Collaboration Agreements

Baxalta Agreement

        In September 2012, the Company entered into a development and license agreement with Baxter Healthcare SA. Subsequently, Baxter International Inc.("Baxter") assigned the development and license agreement from Baxter Healthcare SA ("BHSA") to Baxalta GmbH ("Baxalta"), in preparation for the anticipated spin-off by Baxter of Baxalta Incorporated. The spin-off was effective on July 1, 2015 and Baxalta Incorporated, became a standalone, publicly traded company traded on the New York Stock Exchange. The Company understands that Baxalta is an indirect wholly-owned subsidiary of Baxalta Incorporated. The development and license agreement granted Baxalta an exclusive, royalty-bearing license for the research, development, commercialization and manufacture (in specified instances) of rigosertib in all therapeutic indications in Europe (the "Baxalta Territory"). In accordance with this agreement, BHSA made a $50,000,000 upfront payment to the Company. In July 2012, BHSA purchased $50,000,000 of the Company's Series J Preferred Stock, which automatically converted to shares of Common Stock immediately prior to the consummation of the IPO. BHSA also invested $4,950,000 in the Company's IPO. The securities of the Company owned by BHSA have also been transferred to Baxalta as part of the spin-off of Baxalta Incorporated. On March 3, 2016, the Company received a notice from Baxalta notifying the Company of Baxalta's election to terminate the development and license agreement based on a strategic reprioritization review, effective August 30, 2016. In accordance with the terms of the Baxalta agreement, upon termination, the rights that the Company had licensed to Baxalta would revert to the Comapny at no cost. Additionally, any rights the Company had to funding, pre-commercial milestone payments and royalties from Baxalta would terminate in accordance with the agreement.

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

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

12. License and Collaboration Agreements (Continued)

        The Baxalta agreement contemplated development of rigosertib IV in higher-risk MDS patients, through the Company's ONTIME trial and potentially, additional Phase 3 clinical trials. As the Company's ONTIME trial did not achieve its primary endpoint, the Company is continuing the development of rigosertib IV in higher-risk MDS patients through its INSPIRE trial. In accordance with the agreement, the Company elected to have Baxalta fund fifty percent of the costs of the INSPIRE trial, up to $15.0 million. The Company recorded revenue of $2,893,000 during the year ended December 31, 2015 related to Baxalta's funding of the INSPIRE trial. The Company has overall responsibility for the trial, including determination of the trial specifications, selection of third party service providers and payment for all services and materials. Baxalta terminated the development and license agreement after commencement of the INSPIRE trial and after the Company had elected to have Baxalta reimburse the Company for costs incurred in running this trial, per contract. The Company will attempt to maximize Baxalta's financial support for the INSPIRE trial, but there can be no assurances regarding the amount of funds which the Company will receive from Baxalta following termination.

        In December 2013, a pre-planned interim futility and safety analysis of the pancreatic cancer trial was performed and the trial was discontinued. As a result, the Company is not pursuing a pancreatic cancer indication at this time. On January 27, 2015, Onconova was notified that BHSA had elected not to pursue additional clinical trials, or the submission of a drug approval application, for rigosertib oral in lower-risk MDS patients. Onconova would have received a milestone payment under its agreement with BHSA if the parties had mutually agreed to progress the development of oral rigosertib in lower-risk MDS patients.

        The Company would have been eligible to receive pre-commercial milestone payments if specified development and regulatory milestones were achieved during the term of the agreement. The potential pre-commercial development milestone payments to the Company included $25,000,000 for each drug approval application filed for indications specified in the agreement and up to $100,000,000 for marketing approval for each of the specified MDS indications.

        In addition to these pre-commercial milestones, the Company would have been eligible to receive up to an aggregate of $250,000,000 in milestone payments based on Baxalta's achievement of pre-specified threshold levels of annual net sales of rigosertib. The Company would also have been entitled to receive royalties at percentage rates ranging from the low-teens to the low-twenties on net sales of rigosertib by Baxalta in the Baxalta Territory.

        On March 3, 2016, the Company received notification from Baxalta of its election to terminate the development and license agreement based on a strategic reprioritization review, effective August 30, 2016. The agreement with Baxalta remains in effect pending the effectiveness of such termination.

        The Company determined that the deliverables under the original Baxter agreement included the exclusive, royalty-bearing, sublicensable license to rigosertib and the research and development services to be performed by the Company. The Company concluded that the license had standalone value to Baxter and was separable from the research and development services because the license was sublicensable, there were no restrictions as to Baxter's use of the license and Baxter had significant research capabilities in this field.

        In determining the separate units of accounting, the Company considered applicable accounting guidance and noted that in an arrangement with multiple deliverables, the delivered item or items shall

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

12. License and Collaboration Agreements (Continued)

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

        The Baxter agreement allowed Baxter to sublicense rigosertib and its ability to sublicense was not contingent on the approval or right of first refusal by the Company. The Company determined that Baxter's ability to sublicense the intellectual property to others demonstrates that the license had stand-alone value. In addition, at the time of entering into the Baxter agreement in September 2012, the rigosertib program was in a Phase 3 clinical trial for higher-risk MDS, a Phase 3 clinical trial for pancreatic cancer and a Phase 2 trial for lower-risk MDS. The protocols for the clinical trials had been written and provided to Baxter and a Special Protocol Assessment had already been granted to the Company by the U.S. Food and Drug Administration (the "FDA") for higher-risk MDS. These later stage clinical trials, where protocols had been prepared and trials were in process, could have been completed more easily by entities other than the Company, as compared to earlier stage clinical trials. The remaining services to be performed by the Company were not proprietary and could have been performed by other qualified parties. For example, the Company relied on clinical research organizations ("CROs") to complete the clinical trials, and Baxter could have engaged the same or similar CROs to complete the trials on its behalf. Although Baxter was not performing development activities related to rigosertib, Baxter possessed the internal expertise (or a vendor could have been hired) to complete the efforts under the rigosertib programs without further assistance from the Company.

        Baxter had the rights and full access to past and future intellectual information in order to obtain regulatory approval of rigosertib in Europe. In connection with the Baxter agreement, the Company licensed to Baxter all information and all patents controlled by the Company necessary for the development, manufacture, use and sale of rigosertib and all present and future formulations and dosages in all present and future therapeutic indications in the licensed territory.

        Accordingly, given Baxter's ability to sublicense under the agreement and its ability internally or with outside help to conduct the ongoing development efforts, the Company concluded that the license had stand-alone value. In order to determine if the license can be treated as a separate unit of accounting, the Company also considered whether there was a general right of return associated with the license. The $50,000,000 upfront payment received by the Company was non-refundable; therefore, there was no right of return for the license. As a result, the Company concluded that the license was a separate unit of accounting.

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

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

12. License and Collaboration Agreements (Continued)

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

        Based on management's analyses, it was determined that the BESP of the license was $120,000,000 and the BESP of the research and development services was $20,600,000. As noted above, the Company received an up-front payment of $50,000,000 under the Baxter agreement, which represented the allocable agreement consideration. Based on the respective BESPs, this payment was allocated $42,400,000 to the license and $7,600,000 to the research and development services. Since the delivery of the license occurred upon the execution of the Baxter agreement and there was no general right of return, $42,400,000 of the $50,000,000 upfront payment was recognized upon the execution of the Baxter agreement. The portion allocated to research and development services was recognized over the period of performance on a proportional performance basis through March 31, 2014. Management estimated the period of performance to be the period necessary for completion of the non-contingent obligations to perform research and development services required to advance the three formulations of rigosertib described above. As of March 31, 2014, all of the deferred revenue related to such research and development services was recognized. The amount of this revenue recognized during the year ended December 31, 2014 was $333,000.

        The Company and Baxter agreed to establish a joint committee to facilitate the governance and oversight of the parties' activities under the agreements. Management considered whether participation on the joint committee was a deliverable and determined that it was not a deliverable. Had management considered participation on the joint committee as a deliverable, it would not have had a material impact on the accounting for the arrangement based on the analysis of the estimated selling price of such participation.

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

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

12. License and Collaboration Agreements (Continued)

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

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

12. License and Collaboration Agreements (Continued)

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

        Due to the lack of standalone value for the license, research and development services, and joint committee obligation, the upfront payment is being recognized ratably using the straight line method through December 2027, the expected term of the agreement. The Company recognized revenues under this agreement of $455,000 and $455,000, for the years ended December 31, 2015 and 2014, respectively. In addition, the Company recognized revenues related to the supply agreement with Symbio in the amounts of $108,000 and $11,000 for the years ended December 31, 2015 and 2014, respectively.

13. Preclinical Collaboration

        In December 2012, the Company agreed to form GBO, an entity owned by the Company and GVK. The purpose of GBO is to collaborate on and develop two programs through filing of an investigational new drug application and/or conducting proof of concept studies using the Company's technology platform. If a program failure occurs for one or both programs, the Company may contribute additional assets to GBO to establish a replacement program or programs.

        During 2013, GVK made an initial capital contribution of $500,000 in exchange for a 10% interest in GBO, and the Company made an initial capital contribution of a sublicense to all the intellectual property controlled by the Company related to the two specified programs in exchange for a 90% interest. Under the terms of the agreement, GVK may make additional capital contributions. The GVK percentage interest in GBO may change from the initial 10% to up to 50%, depending on the amount of its total capital contributions. During November 2014, GVK made an additional capital contribution of $500,000 which increased its interest in GBO to 17.5%. The Company evaluates its variable interests in GBO on a quarterly basis and has determined that it is the primary beneficiary.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Preclinical Collaboration (Continued)

        For thirty days following the 15-month anniversary of the commencement of either of the two programs, the Company will have an option to (i) cancel the license and (ii) purchase all rights in and to that program. There are three of these buy-back scenarios depending on the stage of development of the underlying assets. In addition, upon the occurrence of certain events, namely termination of the Company's participation in the programs either with or without a change in control, GVK will be entitled to purchase or obtain the Company's interest in GBO. GVK will have operational control of GBO and the Company will have strategic and scientific control.

        The two preclinical programs sublicensed to GBO have not been developed to clinical stage as initially hoped, and the Company is in discussions with GVK regarding the future of GBO.

14. Related-Party Transactions

        The Company has entered into a research agreement, as subsequently amended, with the Mount Sinai School of Medicine ("Mount Sinai"), with which a member of its board of directors and a significant stockholder is affiliated. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in connection with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions. Payments to Mount Sinai under this research agreement for the years ended December 31, 2015 and 2014 were $1,089,000 and $1,215,000, respectively. At December 31, 2015 and 2014, the Company had no outstanding amounts payable to Mount Sinai.

        The Company purchases chemical compounds and sources development services from corporations owned by a former member of its board of directors. The Company's aggregate payments to these suppliers for the years ended December 31, 2015 and 2014 were $8,000 and $446,000, respectively. At December 31, 2015 and 2014, the Company owed this supplier $0 and $8,000, respectively, which is included in accounts payable on the consolidated balance sheets. Presently, the Company has consolidated its operations to its Newtown, Pennsylvania headquarters. Previously the Company also occupied office space in Pennington, New Jersey pursuant to a lease which ran through May 2015, from a corporation related to this supplier and affiliated with the former member of its board of directors.

        The Company has entered into a consulting agreement with a member of its board of directors, who is also a significant stockholder. The board member provides consulting services to the Company on the terms set forth in the agreement. Payments to this board member for the years ended December 31, 2015 and 2014 were $197,000 and $194,000, respectively. At December 31, 2015 and December 31, 2014, the Company had no outstanding amounts payable under this agreement.

15. Securities Registrations and Sales Agreements

        In October 2014, the Company entered into a sales agreement with Cantor Fitzgerald & Co. ("Cantor") to create an at-the-market equity program under which the Company from time to time was able to offer and sell shares of its Common Stock through Cantor. A registration statement (Form S-3 No. 333-199219), relating to the shares, which was filed with the SEC became effective on November 20, 2014. During the year ended December 31, 2015, 2,715,165 shares were sold under the Cantor sales agreement for net proceeds of $6,018,000. The Cantor sales agreement was terminated on January 5, 2016.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Securities Registrations and Sales Agreements (Continued)

        On October 8, 2015, the Company entered into a Purchase Agreement, and a registration rights agreement (the "Registration Rights Agreement") with Lincoln Park. A registration statement (Form S-1 No. 333-207533), relating to the shares, which was filed with the SEC became effective on November 3, 2015.

        Upon signing of the Purchase Agreement, Lincoln Park made an initial purchase of 846,755 shares of the Company's Common Stock for $1,500,000. Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right to sell to and Lincoln Park is obligated to purchase up to an additional $15,000,000 in amounts of shares of Common Stock, subject to certain limitations, from time to time, over the 36-month period commencing on November 3, 2015, the effective date of the registration statement filed with the SEC (the "Commencement Date"). The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 100,000 shares of Common Stock on any business day, increasing to up to 250,000 shares depending upon the closing sale price of the Common Stock (such purchases, "Regular Purchases"). However, in no event shall a Regular Purchase be more than $1,000,000. The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a Regular Purchase the closing sale price of the Common Stock is not below the threshold price as set forth in the Purchase Agreement. The Company's sales of shares of Common Stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 4.99% of the then-outstanding shares of the Common Stock, which limit will increase to 9.99% 180 days after the Commencement Date.

        Pursuant to the terms of the Purchase Agreement and to comply with the listing rules of the NASDAQ Stock Market, the number of shares issued to Lincoln Park thereunder shall not exceed 19.99% of the Company's shares outstanding on October 8, 2015 unless the approval of the Company's stockholders is obtained. This limitation shall not apply if the average price paid for all shares issued and sold under the Purchase Agreement is equal to or greater than $1.556. The Company is not required or permitted to issue any shares of Common Stock under the Purchase Agreement if such issuance would breach the Company's obligations under the listing rules of the NASDAQ Stock Market.

        As consideration for entering into the Purchase Agreement, the Company issued to Lincoln Park 200,000 shares of Common Stock. Lincoln Park represented to the Company, among other things, that it was an "accredited investor" (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

        The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. The Company expects that the proceeds received by the Company and any additional proceeds from future sales to Lincoln Park under the Purchase Agreement will be used for general corporate purposes and working capital requirements.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Subsequent Events

Sale of Securities

        On January 5, 2016, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with an institutional investor (the "Investor") providing for the issuance and sale by the Company of 1,936,842 shares of the Company's common stock, at a purchase price of $0.95 per share (the "Common Shares") and warrants to purchase 968,421 shares of the Company's common stock (the "Warrants") for aggregate gross proceeds of $1,840,000. Each Warrant is initially exercisable on the six (6) month anniversary of the issuance date at an exercise price equal to $1.15 per share of common stock, subject to customary adjustments, and has a term of exercise of five (5) years from the initial exercise date. Net proceeds from the transactions were approximately $1,646,000 after deducting certain fees due to the placement agent and the Company's estimated transaction expenses. The net proceeds received by the Company from the transactions will be used to fund the development of the Company's clinical and preclinical programs, for other research and development activities and for general corporate purposes.

        The Common Shares were offered by the Company pursuant to an effective shelf registration statement on Form S-3, which was initially filed with the SEC on October 8, 2014 and subsequently declared effective on November 20, 2014 (File No. 333- 199219) (the "Registration Statement").

        The Warrants were issued and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. Accordingly, the Investor may exercise the Warrants and sell the underlying shares only pursuant to an effective registration statement under the Securities Act covering the resale of those shares, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act.

Workforce Reduction

        In February 2016, the Company, as part of its ongoing commitment to reduce costs and conserve cash implemented a workforce reduction of 6 employees, which represented approximately 17 percent of its workforce. Affected employees were offered severance pay in accordance with Company policy or, if applicable, their employment agreements.

        As part of the workforce reduction, Ajay Bansal, the Company's Chief Financial Officer, and Thomas McKearn, M.D., Ph.D., the Company's President, Research & Development, were notified that their employment with the Company was terminated. Mr. Bansal and Dr. McKearn each depart in good standing with the Company. Each of Mr. Bansal and Dr. McKearn will receive severance benefits consistent with a termination "without cause" pursuant to his employment agreement and the Company has agreed to extend the post-termination exercise period of their outstanding option awards until February 12, 2018, in consideration for a customary general release.

        As a result of the workforce reduction, the Company estimates that it will record in the first quarter of 2016, a one-time severance-related charge totaling approximately $2.8 million, which includes a non-cash charge of approximately $1.6 million related to the accelerated vesting of the outstanding stock options for certain of the affected employees.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Subsequent Events (Continued)

Baxalta Development and License Agreement

        On March 3, 2016, the Company received a notice from Baxalta notifying the Company of Baxalta's election to terminate the development and license agreement between the Company and Baxalta (as successor to Baxter Healthcare SA) based on a strategic reprioritization review, effective August 30, 2016. This termination notice was received after commencement of the INSPIRE trial, which was designed in consultation with Baxalta.

        Under the terms of the development and license agreement, Baxalta is making cost-sharing payments to the Company equal to fifty percent of the costs of the Company's INSPIRE trial, up to $15.0 million. The development and license agreement granted Baxalta an exclusive, royalty-bearing license for the research, development and commercialization of the Company's lead product candidate, rigosertib, in all therapeutic indications in specified countries comprising most of Europe. In accordance with the terms of the development and license agreement, upon termination, the rights that the Company had licensed to Baxalta will revert to the Company at no cost to the Company. Additionally, prior to the effective date of the termination, Baxalta will transition material to the Company and will continue to fund its share of the costs of the INSPIRE trial.