Form 10-Q
period 2016-06-30
Onconova Therapeutics, Inc.
filed 2016-08-15
CIK 1130598

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of August 10, 2016 was 6,340,401.

ONCONOVA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Onconova Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,818,000	$19,799,000
Receivables	2,147,000	1,504,000
Prepaid expenses and other current assets	975,000	1,832,000
Restricted cash	50,000	50,000
Total current assets	15,990,000	23,185,000
Property and equipment, net	200,000	248,000
Other non-current assets	12,000	12,000
Total assets	$16,202,000	$23,445,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,801,000	$3,421,000
Accrued expenses and other current liabilities	5,839,000	3,729,000
Deferred revenue	455,000	455,000
Total current liabilities	9,095,000	7,605,000
Warrant liability	287,000	—
Deferred revenue, non-current	4,773,000	5,000,000
Total liabilities	14,155,000	12,605,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized at June 30, 2016 and December 31, 2015, none issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 25,000,000 and 75,000,000 authorized at June 30, 2016 and December 31, 2015, 2,740,615 and 2,546,419 shares issued and outstanding at June 30, 2016 and December 31, 2015	27,000	25,000
Additional paid-in capital	332,387,000	328,564,000
Accumulated other comprehensive loss	(19,000)	(22,000)
Accumulated deficit	(331,178,000)	(318,557,000)
Total Onconova Therapeutics, Inc. stockholders’ equity	1,217,000	10,010,000
Non-controlling interest	830,000	830,000
Total stockholders’ equity	2,047,000	10,840,000

Total liabilities and stockholders’ equity	$16,202,000	$23,445,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$2,248,000	$123,000	$3,722,000	$237,000
Operating expenses:
General and administrative	2,083,000	2,568,000	5,254,000	5,533,000
Research and development	5,564,000	6,512,000	11,386,000	16,010,000
Total operating expenses	7,647,000	9,080,000	16,640,000	21,543,000
Loss from operations	(5,399,000)	(8,957,000)	(12,918,000)	(21,306,000)
Change in fair value of warrant liability	8,000	—	279,000	—
Other income (expense), net	10,000	(18,000)	18,000	(36,000)
Net loss	(5,381,000)	(8,975,000)	(12,621,000)	(21,342,000)
Net loss attributable to non-controlling interest	—	20,000	—	44,000
Net loss attributable to Onconova Therapeutics, Inc.	$(5,381,000)	$(8,955,000)	$(12,621,000)	$(21,298,000)

Net loss per share, basic and diluted	$(1.96)	$(4.13)	$(4.61)	$(9.81)
Basic and diluted weighted average shares outstanding	2,740,211	2,170,905	2,735,901	2,170,613

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss	$(5,381,000)	$(8,975,000)	$(12,621,000)	$(21,342,000)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments, net	(3,000)	29,000	3,000	(1,000)
Other comprehensive income (loss), net of tax	(3,000)	29,000	3,000	(1,000)
Comprehensive loss	(5,384,000)	(8,946,000)	(12,618,000)	(21,343,000)
Comprehensive loss attributable to non-controlling interest	—	20,000	—	44,000
Comprehensive loss attributable to Onconova Therapeutics, Inc.	$(5,384,000)	$(8,926,000)	$(12,618,000)	$(21,299,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

	Stockholders’ Equity
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive	Non-controlling
	Shares	Amount	Capital	deficit	(loss) income	interest	Total

Balance at December 31, 2015	2,546,419	$25,000	$328,564,000	$(318,557,000)	$(22,000)	$830,000	$10,840,000
Net loss	—	—	—	(12,621,000)	—	—	(12,621,000)
Other comprehensive income	—	—	—	—	3,000	—	3,000
Exercise of stock options	402	—	3,000	—	—	—	3,000
Stock-based compensation	—	—	2,781,000	—	—	—	2,781,000
Shares issued in connection with reverse stock split	110	—	—	—	—	—	—
Issuance of common stock, net	193,684	2,000	1,039,000	—	—	—	1,041,000
Balance at June 30, 2016	2,740,615	$27,000	$332,387,000	$(331,178,000)	$(19,000)	$830,000	$2,047,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(12,621,000)	$(21,342,000)
Adjustment to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	48,000	98,000
Loss on asset disposal	—	22,000
Change in fair value of warrant liabilities	(279,000)	—
Stock compensation expense	2,781,000	2,186,000
Changes in assets and liabilities:
Receivables	(643,000)	(135,000)
Prepaid expenses and other current assets	857,000	1,322,000
Restricted cash	—	75,000
Accounts payable	(620,000)	158,000
Accrued expenses	2,110,000	(482,000)
Other liabilites	—	(1,000)
Deferred revenue	(227,000)	(228,000)
Net cash used in operating activities	(8,594,000)	(18,327,000)

Investing activities:
Net cash provided by investing activities	—	—

Financing activities:
Proceeds from the sale of common stock and warrants, net of costs	1,607,000	104,000
Proceeds from the exercise of stock options	3,000	—
Net cash provided by financing activities	1,610,000	104,000
Effect of foreign currency translation on cash	3,000	(1,000)
Net decrease in cash and cash equivalents	(6,981,000)	(18,224,000)
Cash and cash equivalents at beginning of period	19,799,000	43,582,000
Cash and cash equivalents at end of period	$12,818,000	$25,358,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Reverse Stock Split

All common stock, equity, share and per share amounts in the financial statements and notes have been retroactively adjusted to reflect a one-for-ten reverse stock split which was effective May 31, 2016.

The Company

Onconova Therapeutics, Inc. (the “Company”) was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company’s headquarters are located in Newtown, Pennsylvania. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule drug candidates to treat cancer. Using its proprietary chemistry platform, the Company has created an extensive library of targeted anti-cancer agents designed to work against specific cellular pathways that are important to cancer cells. The Company believes that the drug candidates in its pipeline have the potential to be efficacious in a variety of cancers. The Company has three clinical-stage product candidates and several preclinical programs.  In 2011, the Company entered into a license agreement, as subsequently amended, with SymBio Pharmaceuticals Limited (“SymBio”), which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. In 2012, the Company entered into a development and license agreement with Baxter Healthcare SA, the predecessor in interest to Baxalta GmbH (together with its affiliates, “Baxalta”), pursuant to which the Company granted an exclusive, royalty-bearing license for the research, development, commercialization and manufacture (in specified instances) of rigosertib in all therapeutic indications in Europe.  In March 2016, Baxalta elected to terminate the agreement, effective August 30, 2016, at which time the rights the Company licensed to Baxalta will revert to the Company at no cost. The Company has retained development and commercialization rights to rigosertib in the rest of the world, including the United States. During 2012, Onconova Europe GmbH was established as a wholly owned subsidiary of the Company for the purpose of further developing business in Europe. In April 2013, GBO, LLC, a Delaware limited liability company, (“GBO”) was formed pursuant to an agreement with GVK Biosciences Private Limited, a private limited company located in India, (“GVK”) to collaborate and develop two programs using the Company’s technology platform. The two preclinical programs sublicensed to GBO have not been developed to clinical stage as initially hoped, and the Company is in discussions with GVK regarding the future of GBO.

On May 31, 2016, the Company amended its certificate of incorporation to effect a 1 for 10 reverse stock split of its common stock and to decrease the number of authorized shares of common stock from 75,000,000 to 25,000,000.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity

The Company has incurred recurring operating losses since inception. For the six months ended June 30, 2016, the Company incurred a net loss of $12,621,000 and as of June 30, 2016 the Company had generated an accumulated deficit of $331,178,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At June 30, 2016, the Company had cash and cash equivalents of $12,818,000. The Company will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy.

From its inception through July 2013, the Company raised significant capital through the issuance of ten series of preferred stock. On July 30, 2013, the Company completed its initial public offering (the “IPO”) of 594,167 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), at a price of $150.00 per share. The Company received net proceeds of $79,811,000 from the sale, net of underwriting discounts and commissions and other estimated offering expenses.  Immediately prior to the consummation of the IPO, all outstanding shares of preferred stock automatically converted into shares of Common Stock at the applicable conversion ratio then in effect.

In October 2014, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”) to create an at-the-market equity program under which the Company had the ability to offer and sell shares of its Common Stock having an aggregate offering price of up to $20,000,000 through Cantor (see Note 12). Net proceeds from sales of Common Stock under this program were $6,018,000 during the year ended December 31, 2015. The sales agreement with Cantor was terminated on January 5, 2016, and there were no sales of Common Stock under this program during the six months ended June 30, 2016.

In October 2015 the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Upon execution of this purchase agreement, Lincoln Park purchased 84,676 shares of the Company’s Common Stock for $1,500,000.  Subject to the terms and conditions of the purchase agreement, including the effectiveness of a registration statement covering the resale of the shares, the Company may sell additional shares of its Common Stock, having an aggregate offering price of up to $15,000,000 to Lincoln Park from time to time until December 1, 2018.

On January 5, 2016, the Company entered into a securities purchase agreement with an institutional investor providing for the issuance and sale by the Company of 193,684 shares of the Company’s Common Stock and warrants to purchase 96,842 shares of the Company’s Common Stock for aggregate net proceeds of $1,609,000. (See Note 12)

On July 29, 2016 the Company closed on a rights offering of units of common stock and warrants. The Company issued 3,599,786 shares of common stock, 3,192,139 tradable warrants and 656,400 pre-funded warrants in connection with the rights offering. Net proceeds were approximately $15.8 million. (See Note 13)

The Company has and may continue to delay, scale-back, or eliminate certain of its research and development activities and other aspects of its operations until such time as the Company is successful in securing additional funding. The Company is exploring various dilutive and non-dilutive sources of funding, including equity financings, strategic alliances, business development and other sources. The future success of the Company is dependent upon its ability to obtain additional funding. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015, the consolidated statement of stockholders’ equity for the six months ended June 30, 2016 and the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2016, the results of its operations for the three and six months ended June 30, 2016 and 2015, and its cash flows for the six months ended June 30, 2016 and 2015. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2016 and 2015 are unaudited. The results for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K filed with the SEC on March 28, 2016.

Certain prior year amounts have been reclassified to conform to current period presentation.  All common stock, equity, share and per share amounts in the financial statements and notes have been retroactively adjusted to reflect a one-for-ten reverse stock split which was effective May 31, 2016.

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

Warrant Accounting

Common stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. The Company’s warrants (see Note 12) are considered to be derivative warrants and are classified as liabilities and recorded at fair value. The warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the consolidated statements of operations. The Company uses the Black-Scholes pricing model to estimate the fair value of the related derivative warrant liability. The warrants are classified as Level 3 liabilities (see Note 6 for a discussion of the fair value hierarchy).

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3.  Revenue

The Company recognized revenue under its license and collaboration agreements with Baxalta and SymBio as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Baxalta	$2,098,000	$—	$3,319,000	$—
Symbio	150,000	123,000	403,000	237,000
	$2,248,000	$123,000	$3,722,000	$237,000

See Note 8, “License and Collaboration Agreements,” for a further discussion of the agreements with Baxalta and SymBio.

4.  Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at June 30, 2016 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	June 30,
	2016	2015
Warrants	96,842	460
Stock options	570,500	476,660
	667,342	477,120

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Balance Sheet Detail

Receivables:

	June 30,	December 31,
	2016	2015

Amounts due from Baxalta	$2,098,000	$1,384,000
Other	49,000	120,000
	$2,147,000	$1,504,000

Prepaid expenses and other current assets:

	June 30,	December 31,
	2016	2015

Research and development	$557,000	$1,018,000
Manufacturing	38,000	168,000
Insurance	111,000	451,000
Other	269,000	195,000
	$975,000	$1,832,000

Property and equipment:

	June 30,	December 31,
	2016	2015

Property and equipment	$2,228,000	$2,228,000
Accumulated depreciation	(2,028,000)	(1,980,000)
	$200,000	$248,000

Accrued expenses and other current liabilities:

	June 30,	December 31,
	2016	2015

Research and development	$3,881,000	$2,979,000
Employee compensation	1,544,000	438,000
Professional fees	259,000	306,000
Other	155,000	6,000
	$5,839,000	$3,729,000

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

During the year ended December 31, 2015 the Company had no assets or liabilities requiring fair value measurements. On January 5, 2016, the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) with an institutional investor providing for the issuance and sale by the Company of 193,684 shares of the Company’s Common Stock, at a purchase price of $9.50 per share and warrants to purchase up to 96,842 shares of the Company’s Common Stock (the “Warrants”) for aggregate gross proceeds of $1,840,000 (see Note 12).

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

The Company has classified the warrants as a liability and has re-measured the liability to estimated fair value at June 30, 2016, using the Black-Scholes option pricing model with the following assumptions:

June 30, 2016
Risk-free interest rate	1.17%
Expected volatility	80.52%
Expected term	5.03 years
Expected dividend yield	0%

Expected volatility is based on the historical volatility of the Company’s common stock since its IPO in July 2013.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Fair Value Measurements (Continued)

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

	Fair Value Measurement as of June 30, 2016
	Level 1	Level 2	Level 3	Balance

Warrant liability	$—	$—	$287,000	$287,000
Total	$—	$—	$287,000	$287,000

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2016:

Warrant Liability
Balance at December 31, 2015	$—
Issuance of warrants	566,000
Change in fair value upon re-measurement	(279,000)
Balance at June 30, 2016	$287,000

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

Further, in July 2013, the Company’s board of directors and stockholders approved the 2013 Equity Compensation Plan (the ‘‘2013 Plan’’), which amended, restated and renamed the 2007 Plan. Under the 2013 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, deferred share awards, performance awards and other equity-based awards to employees, directors and consultants. The Company initially reserved 610,783 shares of Common Stock for issuance, subject to adjustment as set forth in the 2013 Plan. The 2013 Plan includes an evergreen provision, pursuant to which the maximum aggregate number of shares that may be issued under the 2013 Plan is increased on the first day of each fiscal year by the lesser of (a) a number of shares equal to four percent (4%) of the issued and outstanding Common Stock of the Company, without duplication, (b) 200,000 shares and (c) such lesser number as determined by the Company’s board of directors, subject to specified limitations. At June 30, 2016, there were 182,129 shares available for future issuance.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense as follows for the three and six months ended June 30, 2016 and 2015:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
General and administrative	$311,000	$383,000	$1,281,000	$1,142,000
Research and development	300,000	421,000	1,500,000	1,044,000
	$611,000	$804,000	$2,781,000	$2,186,000

A summary of stock option activity for the six months ended June 30, 2016 is as follows:

	Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2015	135,484	515,690	85.60	7.46	—
Authorized	101,857	—
Granted	(102,221)	102,221	6.38
Exercised	—	(402)	6.44
Forfeited	47,009	(47,009)	85.94

Balance, June 30, 2016	182,129	570,500	71.43	6.19	—
Vested or expected to vest, June 30, 2016		563,442	71.91	6.16	—
Exercisable, June 30, 2016		393,127	87.25	4.99	—

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7.  Stock-Based Compensation (Continued)

Information with respect to stock options outstanding and exercisable at June 30, 2016 is as follows:

Exercise Price	Shares	Exercisable
$5.20 - $14.80	138,213	49,815
$14.90- $23.20	34,740	16,878
$23.70 - $39.80	80,225	44,000
$43.00 - $75.10	109,295	97,877
$75.30 - $132.80	87,675	83,500
$133.20 - $217.90	115,002	96,800
$277.10 - $291.4	5,350	4,257
	570,500	393,146

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

As of June 30, 2016, there was $3,555,000 of unrecognized compensation expense related to the unvested stock options issued from April 24, 2013 through June 30, 2016, which is expected to be recognized over a weighted-average period of approximately 1.74 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

Six months ended June 30, 2016
Risk-free interest rate	1.48%
Expected volatility	74.18%
Expected term	5.33 years
Expected dividend yield	0%
Weighted average grant date fair value	$4.00

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

Options granted through April 23, 2013

At certain times throughout the Company’s history, the chairman of the Company’s board of directors, who is also a significant stockholder of the Company (the “Significant Holder”),  afforded option holders the opportunity for liquidity in transactions in which options were exercised and the shares of Common Stock issued in connection therewith were simultaneously purchased by the Significant Holder (each, a “Purchase Transaction”). Because the Company had established a pattern of providing cash settlement alternatives for option holders, the Company  accounted for its stock-based compensation awards as liability awards, the fair value of which were then re-measured at each balance sheet date.

On April 23, 2013, the Company distributed a notification letter to all equity award holders under the Company’s 2007 Equity Compensation Plan (the “2007 Plan”) advising them that Purchase Transactions would no longer occur, unless, at the time of a Purchase Transaction, the option holder has held the Common Stock issued upon exercise of options for a period of greater than six months prior to selling such Common Stock to the Significant Holder and that any such sale to the Significant Holder would be at the fair value of the Common Stock on the date of such sale. Based on these new criteria for Purchase Transactions, the Company remeasured options outstanding under the 2007 Plan as of April 23, 2013 to their intrinsic value and reclassified such options from liabilities to stockholders’ deficit within the Company’s consolidated balance sheets, which amounted to $14,482,000. As of June 30, 2016, there was $57,000 of unrecognized compensation expense related to these unvested awards, which is expected to be recognized over a weighted-average period of approximately 0.45 years.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through June 30, 2016 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

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

Among other things, the Baxalta agreement contemplated development of rigosertib IV in higher-risk MDS patients, through the Company’s ONTIME trial and, potentially, additional Phase 3 clinical trials. The ONTIME trial did not achieve its primary endpoint and the Company is continuing the development of rigosertib IV in higher-risk MDS patients through its INSPIRE trial. In accordance with the agreement, the Company elected to have Baxalta fund fifty percent of the costs of the INSPIRE trial, up to $15.0 million. The Company recorded revenue of $2,098,000 during the three months ended June 30, 2016 and $3,319,000 during the six months ended June 30, 2016 related to Baxalta’s funding of the INSPIRE trial. The Company has overall responsibility for the trial, including determination of the trial specifications, selection of third party service providers and payment for all services and materials. Baxalta terminated the development and license agreement after commencement of the INSPIRE trial and after the Company elected to have Baxalta reimburse the Company for costs incurred in running this trial, per contract.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Related-Party Transactions

The Company is party to a research agreement, as amended, with Mount Sinai School of Medicine (“Mount Sinai”), with which a member of the Company’s board of directors and a significant stockholder is associated. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in connection with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions. Payments to Mount Sinai under this research agreement for the three months ended June 30, 2016 and 2015 were $187,000 and $358,000, respectively and for the six months June 30, 2016 and 2015 were $187,000 and $715,000, respectively. At June 30, 2016 and December 31, 2015, the Company had $187,000 and $0 payable to Mount Sinai under this agreement.

The Company has entered into a consulting agreement with a member of its board of directors, who is also a significant stockholder. The board member provides consulting services to the Company on the terms set forth in the agreement. Payments to this board member for the three months ended June 30, 2016 and 2015 were $33,000 and $50,000, respectively and for the six months ended June 30, 2016 and 2015 were $66,000 and $99,000, respectively. At June 30, 2016 and December 31, 2015, the Company had no outstanding amounts payable under this agreement.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Securities Registrations and Sales Agreements

In October 2014, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”) to create an at-the-market equity program under which the Company from time to time was able to offer and sell shares of its Common Stock through Cantor. A registration statement (Form S-3 No. 333-199219) covering the shares offered through the Cantor program and other securities was filed with the SEC on October 8, 2014 and became effective on November 20, 2014. During the year ended December 31, 2015, 271,517 shares were sold under the Cantor sales agreement for net proceeds of $6,018,000. The Cantor sales agreement was terminated on January 5, 2016, and there were no sales of Common Stock under this program during the six months ended June 30, 2016.

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

Upon execution of the Lincoln Park purchase agreement, Lincoln Park made an initial purchase of 84,676 shares of the Company’s Common Stock for $1,500,000. Subject to the terms and conditions of the purchase agreement, including the effectiveness of a registration statement covering the resale of the shares, the Company has the right to sell to and Lincoln Park is obligated to purchase up to an additional $15,000,000 of shares of Common Stock, subject to certain limitations, from time to time until December 1, 2018. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 10,000 shares of Common Stock on any business day, increasing to up to 25,000 shares depending upon the closing sale price of the Common Stock (such purchases, “Regular Purchases”). However, in no event shall a Regular Purchase be more than $1,000,000. The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a Regular Purchase the closing sale price of the Common Stock is not below the threshold price as set forth in the Purchase Agreement. The Company’s sales of shares of Common Stock to Lincoln Park under the Purchase Agreement were limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 4.99% of the then-outstanding shares of the Common Stock, which limit increased to 9.99% on May 1, 2016.

Pursuant to the terms of the Lincoln Park purchase agreement and to comply with the listing rules of the NASDAQ Stock Market, the number of shares issued to Lincoln Park thereunder shall not exceed 19.99% of the Company’s shares outstanding on October 8, 2015 unless the approval of the Company’s stockholders is obtained. This limitation shall not apply if the average price paid for all shares issued and sold under the purchase agreement is equal to or greater than $15.56. The Company is not required or permitted to issue any shares of Common Stock under the Lincoln Park purchase agreement if such issuance would breach the Company’s obligations under the listing rules of the NASDAQ Stock Market.

As consideration for entering into the purchase agreement, the Company issued to Lincoln Park 20,000 shares of Common Stock.  Lincoln Park represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

On January 5, 2016, the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) with an institutional investor providing for the issuance and sale by the Company of 193,684 shares of the Company’s Common Stock, at a purchase price of $9.50 per share and warrants to purchase up to 96,842 shares of the Company’s Common Stock (the “Warrants”) for aggregate gross proceeds of $1,840,000.  The Warrants will be exercisable from July 11, 2016 through July 11, 2021 at an exercise price of $11.50 per share of Common Stock, subject to customary adjustments.  Net proceeds from the sale of the Common Stock and Warrants (not including any future proceeds from the exercise of the Warrants) were approximately $1,609,000 after deducting certain fees due to the placement agent and the Company’s estimated transaction expenses. The net proceeds received by the Company from the transactions will be used to fund the development of the Company’s clinical and preclinical programs, for other research and development activities and for general corporate purposes.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Subsequent Event

On July 8, 2016, the Company distributed to holders of its Common Stock and to holders of certain of outstanding warrants, at no charge, non-transferable subscription rights to purchase units. Each unit consisted of one share of Common Stock and 0.75 of a tradable warrant representing the right to purchase one share of Common Stock (“Tradeable Warrants”).  The offering of units pursuant to the subscription rights is referred to as the “Rights Offering.”  On July 7, 2016, the Company entered into a dealer-manager agreement (the “Dealer-Manager Agreement”) with Maxim Group LLC (“Maxim”), to engage Maxim as dealer-manager for the Rights Offering.

In the Rights Offering, holders received 1.5 subscription rights for each share of Common Stock, or each share of Common Stock underlying our participating warrants owned on the record date, July 7, 2016.  Subscribers whose subscriptions otherwise would have resulted in their beneficial ownership of more than 4.99% of the Company’s Common Stock could elect to receive, in lieu of shares of Common Stock in excess of that threshold, pre-funded warrants to purchase the same number of shares of Common Stock for $0.01 (“Pre-Funded Warrants”), and the subscription price per unit consisting of a Pre-Funded Warrant in lieu of a share of Common Stock was reduced by the $0.01 exercise price.

The Rights Offering commenced on July 8, 2016 and the subscription rights expired on July 26, 2016.  The units were initially priced at $4.90 per unit.  On July 22, 2016, the Company reduced the subscription price to $4.10 per unit.

The Rights Offering closed on July 29, 2016. Gross proceeds from the offering were $17,443,000, which represents the sale of all 4,256,186, units at approximately $4.10 per unit. Net proceeds were approximately $15.8 million. Including the net proceeds from the rights offering, Onconova had cash and cash equivalents of approximately $27.6 million at July 31, 2016. The Company issued 3,599,786 shares of Common Stock, 3,192,139 Tradable Warrants and 656,400 Pre-Funded Warrants in the Rights Offering.  The Tradable Warrants are exercisable for a period of five years for one share of Common Stock at an exercise price of $4.92 per share. After the one-year anniversary of issuance, we may redeem the Tradable Warrants for $0.001 per Tradable Warrant if the volume weighted average price of our Common Stock is above $12.30 for each of 10 consecutive trading days.  On August 3, 2016, the Tradable Warrants were listed for trading on the NASDAQ Capital Market under the symbol “ONTXW.”

The Pre-Funded Warrants are exercisable for one share of Common Stock at an exercise price of $0.01. The exercise period for the Pre-Funded Warrants is seven years, which may be extended if an exercise would result in the holder’s beneficial ownership of our Common Stock exceeding 4.99%.

In connection with the Rights Offering, the Company paid to Maxim a cash fee equal to (a) 4.5% of the dollar amount of the units sold to any holders of subscription rights who were beneficial owners of shares of the Company’s common stock prior to July 30, 2013, and (b) 8.0% of the dollar amount of the units sold to any other holders of subscription rights, plus a non-accountable expense allowance of $100,000 for expenses incurred in connection with the Rights Offering.

Under the terms and subject to the conditions contained in the Dealer-Manager Agreement, the Company has agreed not to issue, agree to issue or announce the issuance of any shares of Common Stock or Common Stock equivalents until 90 days after the closing date of the Rights Offering, without the consent of Maxim, subject to certain exceptions including a pre-existing agreement, equity awards, conversion of derivative securities and in connection with any acquisitions, partnerships or strategic transactions.

A registration statement on Form S-1, as amended (File No. 333-211769), relating to the securities being offered and sold in connection with the Rights Offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on July 7, 2016. A prospectus and prospectus supplement relating to and describing the terms of the Rights Offering has been filed with the SEC as a part of the registration statement and is available on the SEC’s web site at http://www.sec.gov.

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

All common stock, equity, share and per share amounts have been retroactively adjusted to reflect a one-for-ten reverse stock split which was effective May 31, 2016.

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

In January 2016, we completed a sale of common stock and warrants for net proceeds of approximately $1.6 million. In July 2016, we completed a rights offering of units of common stock and warrants for net proceeds of $15.8 million. In the first half of 2016, we took significant actions to conserve cash, including reduction in personnel and expenditures. While we will continue to take cash conservation actions where appropriate, our costs will increase in subsequent quarters as more INSPIRE sites open and more patients enroll in the INSPIRE trial. We believe that our cash and cash equivalents, together with anticipated contractual cost-sharing payments from Baxalta for a portion of the INSPIRE trial costs, will be sufficient to fund our ongoing trials and operations into the fourth quarter of 2017, although there is substantial doubt about our ability to continue as a going concern.

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

Rigosertib

Rigosertib is a small molecule that inhibits cellular signaling by acting as a Ras mimetic. This is believed to be mediated by the binding of rigosertib to the Ras-binding domain, or RBD, found in many Ras effector proteins, including the Raf and PI3K kinases. This mechanism of action provides a new approach to block the interactions between Ras and its targets containing RBD sites. Rigosertib is being tested as a single agent and in combination with azacitidine, in clinical trials of patients with MDS and related cancers. We have enrolled more than 1,200 patients in rigosertib clinical trials. We are a party to a license and development agreement with Baxalta, which granted Baxalta certain rights to commercialize rigosertib in Europe.  The Baxalta agreement is scheduled to terminate August 30, 2016, at which time the European rights will revert to us at no cost. We are also party to a collaboration agreement with SymBio, which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. We have retained development and commercialization rights to rigosertib in the rest of the world, including in the United States, although we could consider licensing commercialization rights to other territories as we continue to seek additional funding.

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

During 2014 and 2015, we held meetings with the U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA, and several European national regulatory authorities to discuss and seek guidance on a path for approval of rigosertib IV in higher-risk MDS patients whose disease had failed HMA therapy. After discussions with the FDA and EMA, we refined our patient eligibility criteria by defining a more homogenous patient population. After regulatory feedback, input from key opinion leaders in the U.S. and Europe and based on learnings from the ONTIME study, we designed a new randomized controlled Phase 3 trial, referred to as INSPIRE, with overall survival as a primary endpoint. The INSPIRE trial will enroll higher-risk MDS patients under 82 years of age who have progressed on, or failed to respond to, previous treatment with HMAs within the first nine months after initiation of HMA therapy, and had their last dose of HMA within six months prior to enrollment in the trial.  The primary endpoint of this study is overall survival, and an interim analysis is anticipated.  This randomized trial of approximately 225 patients is expected to be conducted at more than 100 sites globally. In August 2015, we submitted an updated investigational new drug application, or IND, to the FDA, and in August 2015 we submitted Clinical Trial Applications, or CTAs, with the United Kingdom, German and Austrian regulatory authorities for IV rigosertib as a treatment for higher-risk MDS after failure of HMA therapy. The first CTA has been cleared by the Medicines and Healthcare products Regulatory Agency. The first patient in the INSPIRE trial was enrolled at the MD Anderson Cancer Center in December 2015 and, as of July 14, 2016, 92 clinical sites are open (58 in the U.S. and Europe and 26 in Japan) and can recruit patients. The first patient in Europe was enrolled on March 18, 2016.

Rigosertib oral in combination with azacitidine for MDS and AML

We have completed enrollment in the Phase 2 portion of an open label Phase 1/2 clinical trial testing rigosertib oral in combination with the approved dose of injectable azacitidine for patients with higher-risk MDS and AML.  This study is based on our published preclinical data demonstrating synergistic activity of this combination. The Phase 2 portion of the trial was designed to assess whether treatment with rigosertib, in combination with the approved dose of injectable azacitidine, reduces the number of bone marrow blasts, improves peripheral blood counts and can resensitize the marrow blast cells to azacitidine for patients who were previously exposed to azacitidine.  Patient enrollment in the Phase 2 portion of this trial was completed in the fourth quarter of 2015 and interim data were summarized by way of an oral presentation at the ASH Annual Meeting in December 2015 and updated at the European Hematology Association Congress in June 2016.

The Phase 2 trial included both patients with first-line MDS (that is, patients not previously treated with HMAs) and patients with second-line MDS (i.e. patients whose disease had failed prior HMA therapy). The presentation at ASH included results from a total of 37 MDS patients treated with the recommended Phase 2 dose of oral rigosertib (560 mg AM/280 mg PM) plus the full standard dose of injectable azacitidine.  The combination of oral rigosertib and azacitidine was generally well tolerated, with a median duration of treatment of four months (range 1 to 27 months).

At the time of the ASH presentation, 30 MDS patients were evaluable for efficacy assessment per 2006 IWG criteria.  Twenty-three of 30 patients (77%) responded to the combination therapy, including six patients who had complete remissions. Hematologic improvement was observed in 13 of 26 patients that were evaluable for this part of the analysis.  Notably, 16 of 19 (84%) HMA-naïve patients had a response to the combination therapy and 7 of 11 (64%) patients whose disease had previously failed HMAs responded.  Additional data collection on efficacy and safety continues for the patients remaining on study and may impact the final results of the trial. In July 2016, we submitted a request to the FDA for an End-

of-Phase 2 meeting on the use of oral rigosertib in combination with azacitidine for the treatment of patients with MDS.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,
	2016	2015	Change
Revenue	$2,248,000	$123,000	$2,125,000
Operating expenses:
General and administrative	2,083,000	2,568,000	485,000
Research and development	5,564,000	6,512,000	948,000
Total operating expenses	7,647,000	9,080,000	1,433,000
Loss from operations	(5,399,000)	(8,957,000)	3,558,000
Change in fair value of warrant liability	8,000	—	8,000
Other income (expense), net	10,000	(18,000)	28,000
Net loss	$(5,381,000)	$(8,975,000)	$3,594,000

Revenues

Revenues increased by $2.1 million for the three months ended June 30, 2016 when compared to the same period in 2015 primarily as a result of contractual cost-sharing revenue from Baxalta for a portion of the costs of the INSPIRE trial in the 2016 period.

General and administrative expenses

General and administrative expenses decreased by $0.5 million, or 19%, to $2.1 million for the three months ended June 30, 2016 from $2.6 million for the three months ended June 30, 2015. The decrease was attributable primarily to a $0.3 million decrease in personnel and related costs related to a reduction in general and administrative headcount down to 10 at June 30, 2016 from 12 at June 30, 2015, and a $0.2 million reduction in professional fees as the company continued to focus on reducing non-core costs.  The decrease was also caused by a reduction in stock-based compensation expense of $0.1 million lower in the 2016 period as a result of fewer outstanding options following the reductions in workforce. These decreases were partially offset by an increase of $0.1 million in other general and administrative expenses.

Research and development expenses

Research and development expenses decreased by $0.9 million, or 15%, to $5.6 million for the three months ended June 30, 2016 from $6.5 million for the three months ended June 30, 2015.  This decrease was caused primarily by a $0.6 million reduction in personnel and related costs as research and development headcount was down to 18 at June 30, 2016 from 23 at June 30, 2015.  The decrease was also caused by a $0.5 million decrease in sponsored research offset by a $0.3 million increase in clinical research related to the INSPIRE study, which is enrolling patients in the 2016 period.  Stock-based compensation expense was $0.1 million lower in the 2016 period as a result of fewer outstanding options following the reductions in workforce.

Change in fair value of warrant liability

The change in fair value of the warrant liability was $8,000 for the three months ended June 30, 2016 compared to $0 for the three months ended June 30, 2015. The change in the fair value of the warrant liability in 2016 was related to the revaluation of the outstanding warrants issued in January 2016 to fair value.

Other income (expense), net

Other income (expense), net, increased by $27,000 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, due primarily to the loss on disposal of office furniture of $15,000 related to closing of one office location during the 2015 period.  The increase was also caused by $3,000 higher interest income and $9,000 less foreign exchange loss in the 2016 period.

Comparison of the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
	2016	2015	Change
Revenue	$3,722,000	$237,000	$3,485,000
Operating expenses:
General and administrative	5,254,000	5,533,000	279,000
Research and development	11,386,000	16,010,000	4,624,000
Total operating expenses	16,640,000	21,543,000	4,903,000
Loss from operations	(12,918,000)	(21,306,000)	8,388,000
Change in fair value of warrant liability	279,000	—	279,000
Other income (expense), net	18,000	(36,000)	54,000
Net loss	$(12,621,000)	$(21,342,000)	$8,721,000

Revenues

Revenues increased by $3.5 million for the six months ended June 30, 2016 when compared to the same period in 2014 primarily as a result of contractual cost-sharing revenue from Baxalta for a portion of the costs of the INSPIRE trial in the 2016 period.

General and administrative expenses

General and administrative expenses decreased by $0.3 million, or 5%, to $5.3 million for the six months ended June 30, 2016 from $5.5 million for the six months ended June 30, 2015.  The decrease was primarily caused by a decrease in professional fees and consulting fees of $0.3 million as a result of the company’s focus on reducing non-core costs.  The decrease was also caused by a $0.6 million decrease in personnel and related costs related to a reduction in general and administrative headcount down to 10 at June 30, 2016 from 12 at June 30, 2015, partially offset by $0.4 million of severance costs during the first quarter of 2016. These decreases were partially offset by an increase of $0.1 million in other general and administrative expenses. Stock-based compensation expense was $0.1 million higher in the 2016 period as a result of the accelerated stock compensation expense related to the reduction in workforce during the 2016.

Research and development expenses

Research and development expenses decreased by $4.6 million, or 29%, to $11.4 million for the six months ended June 30, 2016 from $16.0 million for the six months ended June 30, 2015.  This decrease was caused primarily by a $1.5 million decrease in pre-clinical and clinical development costs and a $1.0 million decrease in institutional research in the 2016 period, as our development efforts were focused on the INSPIRE trial and we worked to reduce expenses related to other programs and legacy studies.  The decrease in research and development expenses in 2016 was also caused by a reduction of $1.3 million in API manufacturing costs and a reduction of $0.3 million in consulting expenses related to analyzing clinical trial results and preparing for meetings with regulatory authorities in the 2015 period.  Personnel and related costs were $1.8 million lower as research and development headcount was down to 18 at June 30, 2016 from 23 at June 30, 2015, partially offset by $0.8 million of severance costs resulting from the reduction in workforce in the first quarter of 2016.  Stock-based compensation expense was $0.5 million higher in the 2016 period as a result of acceleration of vesting and expense recognition in connection with our reduction in workforce in the first quarter of 2016.

Change in fair value of warrant liability

The change in fair value of the warrant liability was $279,000 for the six months ended June 30, 2016 compared to $0 for the six months ended June 30, 2015.  The change in the fair value of the warrant liability in 2016 was related to the revaluation of the outstanding warrants issued in January 2016 to fair value.

Other income (expense), net

Other income (expense), net, increased by $54,000 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily to the loss on disposal of office furniture of $15,000 related to closing of one office location in 2015, as well as $26,000 less foreign exchange loss and $13,000 higher interest income in the 2016 period.

Financial Condition

Total assets decreased $7.2 million, or approximately 31%, from $23.4 million at December 31, 2015 to $16.2 million at June 30, 2016.  The decrease in total assets was due primarily to decreases in cash and cash equivalents, partially offset by a decrease in prepaid expenses.  Total liabilities increased from $12.6 million at December 31, 2015 to $14.2 million at June 30, 2016, an increase of $1.6 million, primarily as a result of the timing of invoices from and payments to vendors. Total stockholders’ equity decreased from $10.8 million at December 31, 2015 to $2.0 million at June 30, 2016, a decrease of $8.8 million, or approximately 81%, primarily due to a net loss of $12.6 million for the six months ended June 30, 2016, partially offset by stock compensation of $2.8 million and the issuance of common stock of $1.0 million.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $12.6 million and $21.3 million for the six months ended June 30, 2016 and 2015, respectively.  Our operating activities used $8.6 million and $18.3 million of net cash during the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, we had an accumulated deficit of $331.2 million, working capital of $6.9 million, and cash and cash equivalents of $12.8 million.  Subsequent to the close of the quarter ended June 30, 2016, we completed a rights offering of units of common stock and warrants, in which we raised net proceeds of approximately $15.8 million. We believe that our cash and cash equivalents, together with anticipated contractual cost-sharing payments from Baxalta for a portion of the INSPIRE trial costs, and the proceeds from our July 2016 rights offering will be sufficient to fund our ongoing trials and operations into the fourth quarter of 2017.

Cash Flows

The following table summarizes our cash flows for the three months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(8,594,000)	$(18,327,000)
Investing activities	—	—
Financing activities	1,610,000	104,000
Effect of foreign currency translation	3,000	(1,000)
Net (decrease) increase in cash and cash equivalents	$(6,981,000)	$(18,224,000)

Net cash used in operating activities

Net cash used in operating activities was $8.6 million for the six months ended June 30, 2016 and consisted primarily of a net loss of $12.6 million and change in fair value of warrant liability of $0.3 million, partially offset by $2.8 million of noncash stock-based compensation and depreciation expense. Changes in operating assets and liabilities resulted in a net increase in cash of $1.5 million. Significant changes in operating assets and liabilities included a decrease in prepaid expenses and other current assets of $0.8 million as a result of the recognition of expense for clinical and manufacturing activities and insurance expense, partially offset by an increase in receivables of $0.6 million.  Accounts payable and accrued liabilities increased by $1.5 million as a result of the timing of receipt and payment of vendor invoices, primarily related to our INSPIRE trial.  Deferred revenue decreased $0.2 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

Net cash provided by investing activities

There was no net cash provided by or used in investing activities for the six months ended June 30, 2016 or 2015.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $1.6 million, which resulted from the proceeds received from the sale of common stock.  Net cash provided by financing activities for the six months ended June 30, 2015 was $0.1 million resulting from the issuance of common stock.

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

We are continuing to explore various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources. However, we may not be able to obtain additional funding on favorable terms, if at all. If we are unable to secure adequate additional funding, we will continue to delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business, operating results, financial condition and cash flows may be materially and adversely affected. We will incur substantial costs beyond the present and planned clinical trials in order to file a New Drug Application (NDA) for rigosertib. The nature, design, size and cost of further studies will depend in large part on the outcome of preceding studies and discussions with regulators.

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

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 15, 2016

/s/ RAMESH KUMAR, Ph.D.
Ramesh Kumar, Ph.D.
President and Chief Executive Officer
(Principal Executive and Principal Operating Officer)

Dated: August 15, 2016

/s/ MARK GUERIN
Mark Guerin
Vice President, Financial Planning & Accounting and Chief Accounting Officer
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1

Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 31, 2016).

4.1	Form of Warrant Certificate issued pursuant to Warrant Agreement, dated as of July 27, 2016, by and between Onconova Therapeutics, Inc. and Wells Fargo Bank, N.A., as Warrant Agent
4.2	Warrant Agreement, dated as of July 27, 2016, by and between Onconova Therapeutics, Inc. and Wells Fargo Bank, N.A., as Warrant Agent
4.3	Form of Pre-Funded Warrants issued as of July 27, 2016
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.1	Section 1350 Certifications of Principal Executive Officer
32.2	Section 1350 Certifications of Principal Financial Officer

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document