Form 10-Q
period 2016-09-30
Onconova Therapeutics, Inc.
filed 2016-11-14
CIK 1130598

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of November 8, 2016 was 6,759,895

ONCONOVA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Onconova Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,778,000	$19,799,000
Receivables, net	904,000	1,504,000
Prepaid expenses and other current assets	1,168,000	1,832,000
Restricted cash	50,000	50,000
Total current assets	27,900,000	23,185,000
Property and equipment, net	176,000	248,000
Other non-current assets	12,000	12,000
Total assets	$28,088,000	$23,445,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,071,000	$3,421,000
Accrued expenses and other current liabilities	4,482,000	3,729,000
Deferred revenue	455,000	455,000
Total current liabilities	9,008,000	7,605,000
Warrant liability	4,406,000	—
Deferred revenue, non-current	4,659,000	5,000,000
Total liabilities	18,073,000	12,605,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized at September 30, 2016 and December 31, 2015, none issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 25,000,000 and 75,000,000 authorized at September 30, 2016 and December 31, 2015, 6,759,895 and 2,546,419 shares issued and outstanding at September 30, 2016 and December 31, 2015	68,000	25,000
Additional paid-in capital	341,911,000	328,564,000
Accumulated other comprehensive loss	(17,000)	(22,000)
Accumulated deficit	(332,777,000)	(318,557,000)
Total Onconova Therapeutics, Inc. stockholders’ equity	9,185,000	10,010,000
Non-controlling interest	830,000	830,000
Total stockholders’ equity	10,015,000	10,840,000

Total liabilities and stockholders’ equity	$28,088,000	$23,445,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$1,651,000	$1,622,000	$5,373,000	$1,859,000
Operating expenses:
General and administrative	1,975,000	2,217,000	7,229,000	7,750,000
Research and development	3,991,000	5,282,000	15,377,000	21,292,000
Total operating expenses	5,966,000	7,499,000	22,606,000	29,042,000
Loss from operations	(4,315,000)	(5,877,000)	(17,233,000)	(27,183,000)
Change in fair value of warrant liability	2,706,000	—	2,985,000	—
Other income (expense), net	10,000	4,000	28,000	(32,000)
Net loss	(1,599,000)	(5,873,000)	(14,220,000)	(27,215,000)
Net loss attributable to non-controlling interest	—	—	—	44,000
Net loss attributable to Onconova Therapeutics, Inc.	$(1,599,000)	$(5,873,000)	$(14,220,000)	$(27,171,000)

Net loss per share, basic and diluted	$(0.29)	$(2.60)	$(3.90)	$(12.35)
Basic and diluted weighted average shares outstanding	5,438,105	2,258,246	3,643,210	2,200,145

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net loss	$(1,599,000)	$(5,873,000)	$(14,220,000)	$(27,215,000)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments, net	2,000	(4,000)	5,000	(5,000)
Other comprehensive income (loss), net of tax	2,000	(4,000)	5,000	(5,000)
Comprehensive loss	(1,597,000)	(5,877,000)	(14,215,000)	(27,220,000)
Comprehensive loss attributable to non-controlling interest	—	—	—	44,000
Comprehensive loss attributable to Onconova Therapeutics, Inc.	$(1,597,000)	$(5,877,000)	$(14,215,000)	$(27,176,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

	Stockholders’ Equity
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive	Non-controlling
	Shares	Amount	Capital	deficit	(loss) income	interest	Total

Balance at December 31, 2015	2,546,419	$25,000	$328,564,000	$(318,557,000)	$(22,000)	$830,000	$10,840,000
Net loss	—	—	—	(14,220,000)	—	—	(14,220,000)
Other comprehensive income	—	—	—	—	5,000	—	5,000
Exercise of stock options	403	—	3,000	—	—	—	3,000
Stock-based compensation	—	—	3,357,000	—	—	—	3,357,000
Shares issued in connection with reverse stock split	110	—	—	—	—	—	—
Issuance of common stock and pre-funded warrants, net	3,599,786	37,000	8,948,000	—	—	—	8,985,000
Issuance of common stock upon exercise of pre-funded warrants	419,493	4,000	—	—	—	—	4,000
Issuance of common stock, net	193,684	2,000	1,039,000	—	—	—	1,041,000
Balance at September 30, 2016	6,759,895	$68,000	$341,911,000	$(332,777,000)	$(17,000)	$830,000	$10,015,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(14,220,000)	$(27,215,000)
Adjustment to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	72,000	125,000
Loss on asset disposal	—	22,000
Change in fair value of warrant liabilities	(2,985,000)	—
Stock compensation expense	3,357,000	2,977,000
Changes in assets and liabilities:
Receivables	600,000	(1,403,000)
Prepaid expenses and other current assets	664,000	1,165,000
Restricted cash	—	75,000
Accounts payable	650,000	(837,000)
Accrued expenses	753,000	(765,000)
Other liabilites	—	(1,000)
Deferred revenue	(341,000)	(341,000)
Net cash used in operating activities	(11,450,000)	(26,198,000)

Investing activities:
Net cash provided by investing activities	—	—

Financing activities:
Proceeds from the sale of common stock and warrants, net of costs	17,421,000	4,818,000
Proceeds from the exercise of stock options	3,000	—
Net cash provided by financing activities	17,424,000	4,818,000
Effect of foreign currency translation on cash	5,000	(5,000)
Net decrease in cash and cash equivalents	5,979,000	(21,385,000)
Cash and cash equivalents at beginning of period	19,799,000	43,582,000
Cash and cash equivalents at end of period	$25,778,000	$22,197,000

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

The Company

Onconova Therapeutics, Inc. (the “Company”) was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company’s headquarters are located in Newtown, Pennsylvania. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule product candidates primarily to treat cancer. Using its proprietary chemistry platform, the Company has created an extensive library of targeted anti-cancer agents designed to work against specific cellular pathways that are important to cancer cells. The Company believes that the product candidates in its pipeline have the potential to be efficacious in a variety of cancers. The Company has three clinical-stage product candidates and several preclinical programs.  In 2011, the Company entered into a license agreement, as subsequently amended, with SymBio Pharmaceuticals Limited (“SymBio”), which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. In 2012, the Company entered into a development and license agreement with Baxter Healthcare SA, the predecessor in interest to Baxalta GmbH (together with its affiliates, “Baxalta”), pursuant to which the Company granted an exclusive, royalty-bearing license for the research, development, commercialization and manufacture (in specified instances) of rigosertib in all therapeutic indications in Europe.  The Baxalta agreement terminated effective August 30, 2016, at which time the rights the Company licensed to Baxalta reverted to the Company at no cost. The Company has retained development and commercialization rights to rigosertib in the rest of the world, including the United States. During 2012, Onconova Europe GmbH was established as a wholly owned subsidiary of the Company for the purpose of further developing business in Europe. In April 2013, GBO, LLC, a Delaware limited liability company, (“GBO”) was formed pursuant to an agreement with GVK Biosciences Private Limited, a private limited company located in India, (“GVK”) to collaborate and develop two programs using the Company’s technology platform. The two preclinical programs sublicensed to GBO have not been developed to clinical stage as initially hoped, and the Company is in discussions with GVK regarding the future of GBO.

On May 31, 2016, the Company amended its certificate of incorporation to effect a 1 for 10 reverse stock split of its common stock and to decrease the number of authorized shares of common stock from 75,000,000 to 25,000,000.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity

The Company has incurred recurring operating losses since inception. For the nine months ended September 30, 2016, the Company incurred a net loss of $14,220,000 and as of September 30, 2016 the Company had generated an accumulated deficit of $332,777,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At September 30, 2016, the Company had cash and cash equivalents of $25,778,000. The Company will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy.

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

In October 2014, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”) to create an at-the-market equity program under which the Company had the ability to offer and sell shares of its Common Stock having an aggregate offering price of up to $20,000,000 through Cantor (see Note 13). Net proceeds from sales of Common Stock under this program were $6,018,000 during the year ended December 31, 2015. The sales agreement with Cantor was terminated on January 5, 2016, and there were no sales of Common Stock under this program during the nine months ended September 30, 2016.

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

On January 5, 2016, the Company entered into a securities purchase agreement with an institutional investor providing for the issuance and sale by the Company of 193,684 shares of the Company’s Common Stock and warrants to purchase 96,842 shares of the Company’s Common Stock for aggregate net proceeds of $1.6 million (See Note 13)

On July 29, 2016 the Company closed on a rights offering of units of common stock and warrants. The Company issued 3,599,786 shares of common stock, 3,192,022 tradable warrants and 656,400 pre-funded warrants in connection with the rights offering. Net proceeds were approximately $15.8 million. (See Note 13)

The Company has and may continue to delay, scale-back, or eliminate certain of its research and development activities and other aspects of its operations until such time as the Company is successful in securing additional funding. The Company is exploring various dilutive and non-dilutive sources of funding, including equity financings, strategic alliances, business development and other sources. The future success of the Company is dependent upon its ability to obtain additional funding. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2015, the consolidated statement of stockholders’ equity for the nine months ended September 30, 2016 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2016, the results of its operations for the three and nine months ended September 30, 2016 and 2015, and its cash flows for the nine months ended September 30, 2016 and 2015. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2016 and 2015 are unaudited. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K filed with the SEC on March 28, 2016.

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

Warrant Accounting

Common stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. (See Note 5).

The Company’s warrants that are considered to be derivative warrants, and are classified as liabilities, are recorded at fair value. The warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the consolidated statements of operations. The Company uses the Black-Scholes pricing model to estimate the fair value of the related derivative warrant liability. The warrants are classified as Level 3 liabilities (see Note 7 for a discussion of the fair value hierarchy).

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

In August 2014, the FASB issued guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company expects to adopt this guidance as of December 31, 2016 and is evaluating the potential impact of the new guidance on its consolidated financial statements.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

In February 2016, the FASB issued guidance which supersedes much of the current guidance for leases. The new standard requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of the new guidance, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company is evaluating the impact of the adoption of the standard on its consolidated financial statements.

In March 2016, the FASB issued guidance which clarifies the implementation guidance on principal versus agent considerations in the revenue recognition standard issued in May 2014. The new standard clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The effective date and transition requirements are the same as the effective date and transition requirements in the May 2014 revenue standard (Accounting Standards Codification  606).  The Company is currently assessing the adoption methodology and the impact the adoption of these ASUs will have on its consolidated financial position, results of operations and related disclosures.

3.  Revenue

The Company recognized revenue under its license and collaboration agreements with Baxalta and SymBio as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Baxalta	$1,538,000	$1,509,000	$4,857,000	$1,509,000
Symbio	113,000	113,000	516,000	350,000
	$1,651,000	$1,622,000	$5,373,000	$1,859,000

See Note 8, “License and Collaboration Agreements,” for a further discussion of the agreements with Baxalta and SymBio.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4.  Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at September 30, 2016 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	September 30,
	2016	2015
Warrants	3,525,771	460
Stock options	709,227	516,658
	4,234,998	517,118

5.  Warrants

Common stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.

Warrants outstanding and warrant activity for the nine months ended September 30, 2016 is as follows:

				Balance				Balance
		Exercise	Expiration	Decemeber 31,	Warrants	Warrants	Warrants	September 30,
Description	Classification	Price	Date	2015	Issued	Exercised	Expired	2016

Non-tradable warrants	Liability	$130.50	July 2016	460	—	—	(460)	—
Non-tradable warrants	Liability	$11.50	July 2021	—	96,842	—	—	96,842
Tradable warrants	Liability	$4.92	July 2021	—	3,192,022	—	—	3,192,022
Non-tradable pre-funded warrants	Equity	$0.01	July 2023	—	656,400	(419,493)	—	236,907

				460	3,945,264	(419,493)	(460)	3,525,771

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Detail

Receivables:

	September 30,	December 31,
	2016	2015

Amounts due from Baxalta	$868,000	$1,384,000
Other	36,000	120,000
	$904,000	$1,504,000

Prepaid expenses and other current assets:

	September 30,	December 31,
	2016	2015

Research and development	$538,000	$1,018,000
Manufacturing	46,000	168,000
Insurance	487,000	451,000
Other	97,000	195,000
	$1,168,000	$1,832,000

Property and equipment:

	September 30,	December 31,
	2016	2015

Property and equipment	$2,228,000	$2,228,000
Accumulated depreciation	(2,052,000)	(1,980,000)
	$176,000	$248,000

Accrued expenses and other current liabilities:

	September 30,	December 31,
	2016	2015

Research and development	$2,437,000	$2,979,000
Employee compensation	1,469,000	438,000
Professional fees	333,000	306,000
Other	243,000	6,000
	$4,482,000	$3,729,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Fair Value Measurements

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

The Company had no assets or liabilities classified as Level 1 or Level 2. The warrant liability (see Note 5) is classified as Level 3.

During the year ended December 31, 2015 the Company had no assets or liabilities requiring fair value measurements.

On January 5, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional investor providing for the issuance and sale by the Company of 193,684 shares of the Company’s Common Stock, at a purchase price of $9.50 per share and warrants to purchase up to 96,842 shares of the Company’s Common Stock (the “Warrants”) for aggregate gross proceeds of $1,840,000 (see Note 13). The Company has classified the warrants as a liability (see Note 5). The fair value was estimated using the Black-Scholes pricing model.

On July 29, 2016 the Company closed on a Rights Offering, issuing 3,599,786 shares of Common Stock, 3,192,022 Tradable Warrants and 656,400 Pre-Funded Warrants. The Tradable Warrants are exercisable for a period of five years for one share of Common Stock at an exercise price of $4.92 per share. After the one-year anniversary of issuance, the Company we may redeem the Tradable Warrants for $0.001 per Tradable Warrant if the volume weighted average price of its Common Stock is above $12.30 for each of 10 consecutive trading days (see Note 13). The Company has classified the Tradable Warrants as a liability (see Note 5). The Tradable Warrants are listed on the NASDAQ Capital Market; however, trading volume has been insufficient to determine a fair value.  The fair value was estimated using the Black-Scholes pricing model.

The Company estimated the fair value of the warrant liabilities at issuance and at September 30, 2016, using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.09%
Expected volatility	81.06%
Expected term	4.93 years
Expected dividend yield	0%

Expected volatility is based on the historical volatility of the Company’s common stock since its IPO in July 2013.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Fair Value Measurements (Continued)

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

	Fair Value Measurement as of September 30, 2016
	Level 1	Level 2	Level 3	Balance

Warrant liability	$—	$—	$4,406,000	$4,406,000
Total	$—	$—	$4,406,000	$4,406,000

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016:

Warrant Liability
Balance at December 31, 2015	$—
Issuance of warrants	7,391,000
Change in fair value upon re-measurement	(2,985,000)
Balance at September 30, 2016	$4,406,000

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

Further, in July 2013, the Company’s board of directors and stockholders approved the 2013 Equity Compensation Plan (the “2013 Plan”), which amended, restated and renamed the 2007 Plan. Under the 2013 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, deferred share awards, performance awards and other equity-based awards to employees, directors and consultants. The Company initially reserved 610,783 shares of Common Stock for issuance, subject to adjustment as set forth in the 2013 Plan. The 2013 Plan includes an evergreen provision, pursuant to which the maximum aggregate number of shares that may be issued under the 2013 Plan is increased on the first day of each fiscal year by the lesser of (a) a number of shares equal to four percent (4%) of the issued and outstanding Common Stock of the Company, without duplication, (b) 200,000 shares and (c) such lesser number as determined by the Company’s board of directors, subject to specified limitations. At September 30, 2016, there were 43,401 shares available for future issuance.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense as follows for the three and nine months ended September 30, 2016 and 2015:

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015

General and administrative	$288,000	$395,000	$1,571,000	$1,537,000
Research and development	288,000	396,000	1,786,000	1,440,000
	$576,000	$791,000	$3,357,000	$2,977,000

A summary of stock option activity for the nine months ended September 30, 2016 is as follows:

	Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2015	135,484	515,690	85.60	7.46	—
Authorized	101,857	—
Granted	(259,721)	259,721	4.45
Exercised	—	(403)	6.48
Forfeited	65,781	(65,781)	41.00

Balance, September 30, 2016	43,401	709,227	56.46	6.69	—
Vested or expected to vest, September 30, 2016		697,004	57.29	4.82	—
Exercisable, September 30, 2016		414,004	83.97	4.99	—

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.  Stock-Based Compensation (Continued)

Information with respect to stock options outstanding and exercisable at September 30, 2016 is as follows:

Exercise Price	Shares	Exercisable
$2.70 - $6.50	253,568	48,440
$14.80- $15.00	39,227	17,566
$23.20 - $39.80	107,237	63,770
$43.00 - $75.30	109,762	100,162
$132.80 - $151.20	193,083	178,591
$217.90 - $291.40	6,350	5,475
	709,227	414,004

Options granted after April 23, 2013

The Company accounts for all stock-based payments made after April 23, 2013 to employees and directors using an option pricing model for estimating fair value. Accordingly, stock-based compensation expense is measured based on the estimated fair value of the awards on the date of grant, net of forfeitures. Compensation expense is recognized for the portion that is ultimately expected to vest over the period during which the recipient renders the required services to the Company using the straight-line single option method. In accordance with authoritative guidance, the fair value of non-employee stock based awards is re-measured as the awards vest, and the resulting change in fair value, if any, is recognized in the period the related services are rendered.

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

As of September 30, 2016, there was $3,021,000 of unrecognized compensation expense related to the unvested stock options issued from April 24, 2013 through September 30, 2016, which is expected to be recognized over a weighted-average period of approximately 1.76 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

Nine months ended September 30, 2016
Risk-free interest rate	1.35%
Expected volatility	75.71%
Expected term	5.78 years
Expected dividend yield	0%
Weighted average grant date fair value	$2.87

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

On April 23, 2013, the Company distributed a notification letter to all equity award holders under the Company’s 2007 Equity Compensation Plan (the “2007 Plan”) advising them that Purchase Transactions would no longer occur, unless, at the time of a Purchase Transaction, the option holder has held the Common Stock issued upon exercise of options for a period of greater than six months prior to selling such Common Stock to the Significant Holder and that any such sale to the Significant Holder would be at the fair value of the Common Stock on the date of such sale. Based on these new criteria for Purchase Transactions, the Company remeasured options outstanding under the 2007 Plan as of April 23, 2013 to their intrinsic value and reclassified such options from liabilities to stockholders’ deficit within the Company’s consolidated balance sheets, which amounted to $14,482,000. As of September 30, 2016, there was $37,000 of unrecognized compensation expense related to these unvested awards, which is expected to be recognized over a weighted-average period of approximately 0.20 years.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through September 30, 2016 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. License and Collaboration Agreements

Baxalta Agreement

In September 2012, the Company entered into a development and license agreement with Baxter Healthcare SA, the predecessor in interest to Baxalta GmbH (together with its affiliates, “Baxalta”), pursuant to which the Company granted an exclusive, royalty-bearing license for the research, development, commercialization and manufacture (in specified instances) of rigosertib in all therapeutic indications in Europe.  In accordance with this agreement, the Company received an upfront cash payment of $50,000,000 in 2012.  On March 3, 2016, the Company received a notification of Baxalta’s election to terminate the development and license agreement based on a strategic reprioritization review, effective August 30, 2016, at which time, the rights licensed to Baxalta reverted to the Company at no cost. Additionally, any rights the Company had to funding, pre-commercial milestone payments and royalties from Baxalta terminated in accordance with the agreement.

Among other things, the Baxalta agreement contemplated development of rigosertib IV in higher-risk MDS patients, through the Company’s ONTIME trial and, potentially, additional Phase 3 clinical trials. The ONTIME trial did not achieve its primary endpoint and the Company is continuing the development of rigosertib IV in higher-risk MDS patients through its INSPIRE trial. In accordance with the agreement, the Company elected to have Baxalta fund fifty percent of the costs of the INSPIRE trial, up to $15.0 million. The Company recorded revenue of $1,538,000 during the three months ended September 30, 2016 and $4,857,000 during the nine months ended September 30, 2016 related to Baxalta’s funding of the INSPIRE trial. The funding from Baxalta terminated effective August 30, 2016. The Company has overall responsibility for the trial, including determination of the trial specifications, selection of third party service providers and payment for all services and materials.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. License and Collaboration Agreements (Continued)

SymBio Agreement

In July 2011, the Company entered into a license agreement with SymBio, which has been subsequently amended, granting SymBio an exclusive, royalty-bearing license for the development and commercialization of rigosertib in Japan and Korea. Under the SymBio license agreement, SymBio is obligated to use commercially reasonable efforts to develop and obtain market approval for rigosertib inside the licensed territory and the Company has similar obligations outside of the licensed territory. The Company has also entered into an agreement with SymBio providing for it to supply SymBio with development-stage product. Under the SymBio license agreement, the Company also agreed to supply commercial product to SymBio under specified terms that will be included in a commercial supply agreement to be negotiated prior to the first commercial sale of rigosertib. The supply of development-stage product and the supply of commercial product will be at the Company’s cost plus a defined profit margin. Sales of development-stage product have been de minimis. The Company has additionally granted SymBio a right of first negotiation to license or obtain the rights to develop and commercialize compounds having a chemical structure similar to rigosertib in the licensed territory.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Related-Party Transactions

The Company is party to a research agreement, as amended, with Mount Sinai School of Medicine (“Mount Sinai”), with which a member of the Company’s board of directors and a significant stockholder is associated. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in connection with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions. Payments to Mount Sinai under this research agreement for the three months ended September 30, 2016 and 2015 were $187,000 and $0, respectively and for the nine months ended September 30, 2016 and 2015 were $374,000 and $715,000, respectively. At September 30, 2016 and December 31, 2015, the Company had $88,000 and $0 payable to Mount Sinai under this agreement.

The Company has entered into a consulting agreement with a member of its board of directors, who is also a significant stockholder of the Company. The board member provides consulting services to the Company on the terms set forth in the agreement. Payments to this board member for the three months ended September 30, 2016 and 2015 were $33,000 and $49,000, respectively and for the nine months ended September 30, 2016 and 2015 were $99,000 and $148,000, respectively. At September 30, 2016 and December 31, 2015, the Company had no outstanding amounts payable under this agreement.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Securities Registrations and Sales Agreements

In October 2014, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”) to create an at-the-market equity program under which the Company from time to time was able to offer and sell shares of its Common Stock through Cantor. A registration statement (Form S-3 No. 333-199219) covering the shares offered through the Cantor program and other securities was filed with the SEC on October 8, 2014 and became effective on November 20, 2014. During the year ended December 31, 2015, 271,517 shares were sold under the sales agreement for net proceeds of $6,018,000. The Cantor sales agreement was terminated on January 5, 2016, and there were no sales of Common Stock under this program during the nine months ended September 30, 2016.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Securities Registrations and Sales Agreements (continued)

On January 5, 2016, the Company entered into the Securities Purchase Agreement with an institutional investor providing for the issuance and sale by the Company of 193,684 shares of the Company’s Common Stock, at a purchase price of $9.50 per share and warrants to purchase up to 96,842 shares of the Company’s Common Stock for aggregate gross proceeds of $1,840,000.  The Warrants will be exercisable from July 11, 2016 through July 11, 2021 at an exercise price of $11.50 per share of Common Stock, subject to customary adjustments.  Net proceeds from the sale of the Common Stock and Warrants (not including any future proceeds from the exercise of the Warrants) were approximately $1,609,000 after deducting certain fees due to the placement agent and the Company’s estimated transaction expenses. The net proceeds received by the Company from the transactions will be used to fund the development of the Company’s clinical and preclinical programs, for other research and development activities and for general corporate purposes.

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

(Unaudited)

13. Securities Registrations and Sales Agreements (continued)

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

In the Rights Offering, holders received 1.5 subscription rights for each share of Common Stock, or each share of Common Stock underlying participating warrants owned on the record date, July 7, 2016.  Subscribers whose subscriptions otherwise would have resulted in their beneficial ownership of more than 4.99% of the Company’s Common Stock could elect to receive, in lieu of shares of Common Stock in excess of that threshold, pre-funded warrants to purchase the same number of shares of Common Stock for $0.01 (“Pre-Funded Warrants”), and the subscription price per unit consisting of a Pre-Funded Warrant in lieu of a share of Common Stock was reduced by the $0.01 exercise price.

The Rights Offering closed on July 29, 2016. Gross proceeds from the offering were $17.4 million, which represents the sale of all 4,256,186, units at approximately $4.10 per unit. Net proceeds were approximately $15.8 million. The Company issued 3,599,786 shares of Common Stock, 3,192,022 Tradable Warrants and 656,400 Pre-Funded Warrants in the Rights Offering.  The Tradable Warrants are exercisable for a period of five years for one share of Common Stock at an exercise price of $4.92 per share. After the one-year anniversary of issuance, we may redeem the Tradable Warrants for $0.001 per Tradable Warrant if the volume weighted average price of our Common Stock is above $12.30 for each of 10 consecutive trading days.  On August 3, 2016, the Tradable Warrants were listed for trading on the NASDAQ Capital Market under the symbol “ONTXW.”

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

A registration statement on Form S-1, as amended (File No. 333-211769), relating to the securities being offered and sold in connection with the Rights Offering was declared effective by the SEC on July 7, 2016. A prospectus and prospectus supplement relating to and describing the terms of the Rights Offering has been filed with the SEC as a part of the registration statement and is available on the SEC’s web site at http://www.sec.gov.

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

•                  our ability to enter into, maintain and perform collaboration agreements with other pharmaceutical companies, for funding and commercialization of our clinical product candidates or preclinical compounds, and our ability to achieve certain milestones under those agreements;

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

•                  the potential for third party disputes and litigation; and

•                  the performance of third parties, including contract research organizations (“CROs”) and third-party manufacturers.

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

Overview

Onconova Therapeutics, Inc., sometimes referred to as “we” or the “Company,” is a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule product candidates primarily to treat cancer. Using our proprietary chemistry platform, we have created an extensive library of targeted anti-cancer agents designed to work against cellular pathways important to cancer cells. We believe that the product candidates in our pipeline have the potential to be efficacious in a variety of cancers. We have one Phase 3 clinical-stage product candidate and two other clinical-stage product candidates (one of which is being developed for treatment of acute radiation syndromes) and several preclinical programs. Substantially all of our current effort is focused on our lead product candidate, rigosertib. Rigosertib is being tested in both intravenous and oral formulations as a single agent, and the oral formulation is also being tested in combination with azacitidine, in clinical trials for patients with myelodysplastic syndromes (“MDS”), and related cancers.

In December 2015, we enrolled the first patient in a randomized controlled Phase 3 clinical trial of rigosertib IV in a population of patients with higher-risk MDS after failure of hypomethylating agent (“HMA”) therapy. The trial, which we refer to as INSPIRE, is expected to enroll approximately 225 patients at more than 100 sites globally. The primary endpoint of INSPIRE is overall survival, and an interim analysis is anticipated. We anticipate reporting topline data from the INSPIRE trial in 2018.

In January 2016, we completed a sale of common stock and warrants for net proceeds of approximately $1.6 million. In July 2016, we completed a rights offering of units of common stock and warrants for net proceeds of $15.8 million. In the first half of 2016, we took significant actions to conserve cash, including reduction in personnel and expenditures. While we will continue to take cash conservation actions where appropriate, our costs will increase in subsequent quarters as more INSPIRE sites open and more patients enroll in the INSPIRE trial. We believe that our cash and cash equivalents, together with anticipated contractual cost-sharing payments from Baxalta for a portion of the INSPIRE trial costs through August 31, 2016, will be sufficient to fund our ongoing trials and operations into the fourth quarter of 2017, although there is substantial doubt about our ability to continue as a going concern.

We are exploring various sources of funding for continued development of rigosertib in MDS and acute myelogenous leukemia (“AML”), as well as our ongoing operations. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, including rigosertib, or grant licenses on terms that are not favorable to us. There can be no assurance, however, that we will be successful in obtaining such financing in sufficient amounts, on terms acceptable to us, or at all.  In addition, there can be no assurance that we will obtain approvals necessary to market our products or achieve profitability or sustainable, positive cash flow. If we are unable to successfully raise sufficient additional capital, through future financings or through strategic and collaborative arrangements, we will not have sufficient cash to fund our ongoing trials and operations.  Due to our ongoing losses and our accumulated deficit in combination with these factors, the opinion of our independent registered public accounting firm on our audited consolidated financial statements for our fiscal year ended December 31, 2015 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Rigosertib

Rigosertib is a small molecule that inhibits cellular signaling by acting as a Ras mimetic. This is believed to be mediated by the binding of rigosertib to the Ras-binding domain (“RBD”), found in many Ras effector proteins, including the Raf and PI3K kinases. This mechanism of action provides a new approach to block the interactions between Ras and its targets containing RBD sites. Rigosertib is being tested as a single agent and in combination with azacitidine, in clinical trials of patients with MDS and related cancers. We have enrolled more than 1,200 patients in rigosertib clinical trials. We were a party to a license and development agreement with Baxalta, which granted Baxalta certain rights to commercialize rigosertib in Europe.  The Baxalta agreement was terminated on August 30, 2016, at which time the European rights reverted to us at no cost. We are party to a collaboration agreement with SymBio, which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. We have retained development and commercialization rights to rigosertib in the rest of the world, including in the United States and Europe, although we could consider licensing commercialization rights to other territories as we continue to seek additional funding.

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

During 2014 and 2015, we held meetings with the U.S. Food and Drug Administration (“ FDA”) European Medicines Agency (“EMA”) and several European national regulatory authorities to discuss and seek guidance on a path for approval of rigosertib IV in higher-risk MDS patients whose disease had failed HMA therapy. After discussions with the FDA and EMA, we refined our patient eligibility criteria by defining a more homogenous patient population. After regulatory feedback, input from key opinion leaders in the U.S. and Europe and based on learnings from the ONTIME study, we designed a new randomized controlled Phase 3 trial, referred to as INSPIRE, with overall survival as a primary endpoint. The INSPIRE trial will enroll higher-risk MDS patients under 82 years of age who have progressed on, or failed to respond to, previous treatment with HMAs within the first nine months after initiation of HMA therapy, and had their last dose of HMA within six months prior to enrollment in the trial.  The primary endpoint of this study is overall survival, and an interim analysis is anticipated.  This randomized trial of approximately 225 patients is expected to be conducted at more than 100 sites globally. The first patient in the INSPIRE trial was enrolled at the MD Anderson Cancer Center in December 2015 and, as of October 3, 2016, 157 clinical sites are open  and can recruit patients. The first patient in Europe was enrolled in March, 2016 and the first patient in Japan was enrolled in July, 2016.

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

At the time of the ASH presentation, 30 MDS patients were evaluable for efficacy assessment per 2006 IWG criteria.  Twenty-three of 30 patients (77%) responded to the combination therapy, including six patients who had complete remissions. Hematologic improvement was observed in 13 of 26 patients that were evaluable for this part of the analysis.  Notably, 16 of 19 (84%) HMA-naïve patients had a response to the combination therapy and 7 of 11 (64%) patients whose disease had previously failed HMAs responded.  Additional data collection on efficacy and safety will be presented at the ASH Annual Meeting in December 2016. In September 2016, we held an End-of-Phase 2 meeting with FDA on the use of oral rigosertib in combination with azacitidine for the treatment of patients with MDS.  Based on these discussions, we plan to design a randomized, controlled Phase 3 clinical trial comparing the combination of oral rigosertib plus azacitidine to azacitidine plus placebo in 1st-line HR-MDS patients.  The primary endpoint of this pivotal trial will be overall response rate

(“ORR”); ORR will be a composite of complete remission (“CR”) and partial remission (“PR”).  We may also pursue additional available paths from FDA for accelerated or enhanced review and further input on the development of a final trial protocol.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,
	2016	2015	Change
Revenue	$1,651,000	$1,622,000	$29,000
Operating expenses:
General and administrative	1,975,000	2,217,000	242,000
Research and development	3,991,000	5,282,000	1,291,000
Total operating expenses	5,966,000	7,499,000	1,533,000
Loss from operations	(4,315,000)	(5,877,000)	1,562,000
Change in fair value of warrant liability	2,706,000	—	2,706,000
Other income (expense), net	10,000	4,000	6,000
Net loss	$(1,599,000)	$(5,873,000)	$4,274,000

Revenues

Revenues increased by $29,000 for the three months ended September 30, 2016 when compared to the same period in 2015 primarily as a result of slightly higher contractual cost-sharing revenue from Baxalta for a portion of the costs of the INSPIRE trial in the 2016 period.  The Baxalta agreement terminated as of August 31, 2016; therefore, we do not expect cost-sharing revenue from Baxalta to continue in future periods.

General and administrative expenses

General and administrative expenses decreased by $0.2 million, or 11%, to $2.0 million for the three months ended September 30, 2016 from $2.2 million for the three months ended September 30, 2015. The decrease was attributable primarily to a $0.1 million reduction in professional fees as the company continued to focus on reducing non-core costs.  The decrease was also caused by a reduction in stock-based compensation expense of $0.1 million in the 2016 period as a result of fewer outstanding options following the reductions in workforce. Personnel and related costs decreased $0.1 million as a result of a reduction in general and administrative headcount to 9 at September 30, 2016 from 12 at September 30, 2015.  These decreases were partially offset by an increase of $0.1 million in meetings, investor relations, and other general and administrative costs during the 2016 period.

Research and development expenses

Research and development expenses decreased by $1.3 million, or 24%, to $4.0 million for the three months ended September 30, 2016 from $5.3 million for the three months ended September 30, 2015.  This decrease was caused primarily by a $0.9 million decrease in clinical research, which was comprised of $0.6 million less expense in the 2016 period for the higher risk MDS studies which preceded INSPIRE, offset by $0.9 million higher clinical expense related to INSPIRE.  The decrease was also attributable to $0.8 million less expense related to lower risk MDS and other legacy studies, and $0.4 million less preclinical and sponsored research in 2016.  The decrease in research and development expenses in the 2016 period was also caused by $0.4 million decrease in active pharmaceutical ingredient manufacturing in the 2016 period.  Stock-based compensation expense was $0.1 million lower in the 2016 period as a result of fewer outstanding options following the reductions in workforce.  These decreases were partially offset by a $0.1 million increase in personnel costs resulting from severance expense related to the reduction in force during the 2016 period.

Change in fair value of warrant liability

The change in fair value of the warrant liability was $2.7 million for the three months ended September 30, 2016 compared to $0 for the three months ended September 30, 2015. The change in the fair value of the warrant liability in 2016 was related to the revaluation of the outstanding warrants issued in January 2016 and July 2016 to fair value at September 30, 2016.

Other income (expense), net

Other income (expense), net, increased by $6,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, due primarily to higher interest income partially offset by higher foreign exchange loss in the 2016 period.

Comparison of the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
	2016	2015	Change
Revenue	$5,373,000	$1,859,000	$3,514,000
Operating expenses:
General and administrative	7,229,000	7,750,000	521,000
Research and development	15,377,000	21,292,000	5,915,000
Total operating expenses	22,606,000	29,042,000	6,436,000
Loss from operations	(17,233,000)	(27,183,000)	9,950,000
Change in fair value of warrant liability	2,985,000	—	2,985,000
Other income (expense), net	28,000	(32,000)	60,000
Net loss	$(14,220,000)	$(27,215,000)	$12,995,000

Revenues

Revenues increased by $3.5 million for the nine months ended September 30, 2016 when compared to the same period in 2014 primarily as a result of contractual cost-sharing revenue from Baxalta for a portion of the costs of the INSPIRE trial in the 2016 period. The Baxalta agreement terminated as of August 31, 2016; therefore, we do not expect cost-sharing revenue from Baxalta to continue in future periods.

General and administrative expenses

General and administrative expenses decreased by $0.5 million, or 7%, to $7.2 million for the nine months ended September 30, 2016 from $7.7 million for the nine months ended September 30, 2015.  The decrease was primarily caused by a decrease in professional fees and consulting fees of $0.4 million as a result of the company’s focus on reducing non-core costs.  The decrease was also caused by a $0.3 million decrease in personnel and related costs related to a reduction in general and administrative headcount to 9 at September 30, 2016 from 12 at September 30, 2015, partially offset by a net increase of $0.2 million in other general and administrative expenses.

Research and development expenses

Research and development expenses decreased by $5.9 million, or 28%, to $15.4 million for the nine months ended September 30, 2016 from $21.3 million for the nine months ended September 30, 2015.  This decrease was caused primarily by a $2.5 million decrease in pre-clinical and clinical development costs and a $0.9 million decrease in institutional research in the 2016 period, as our development efforts were focused on the INSPIRE trial and we worked to reduce expenses related to other programs and legacy studies.  The decrease in research and development expenses in 2016 was also caused by a reduction of $1.7 million in API manufacturing costs and a reduction of $0.3 million in consulting expenses related to analyzing clinical trial results and preparing for meetings with regulatory authorities in the 2015 period.  Personnel and related costs were $2.0 million lower as research and development headcount was down to 14 at September 30, 2016 from 23 at September 30, 2015, partially offset by $1.2 million of severance costs resulting from the reductions in workforce during 2016.  Stock-based compensation expense was $0.3 million higher in the 2016 period as a result of acceleration of vesting and expense recognition in connection with our reduction in workforce in the first quarter of 2016.

Change in fair value of warrant liability

The change in fair value of the warrant liability was $3.0 million for the nine months ended September 30, 2016 compared to $0 for the nine months ended September 30, 2015.  The change in the fair value of the warrant liability in 2016 was related to the revaluation of the outstanding warrants issued in January 2016 and July 2016 to fair value at September 30, 2016.

Other income (expense), net

Other income (expense), net, increased by $60,000 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily to $30,000 less foreign exchange loss and $30,000 higher interest income in the 2016 period.

Financial Condition

Total assets increased $4.6 million, or approximately 20%, from $23.4 million at December 31, 2015 to $28.1 million at September 30, 2016.  The increase in total assets was due primarily to the net increase in cash and cash equivalents resulting from the completion of our registered direct offering during the first quarter and our rights offering during the third quarter of 2016, partially offset by decreases in receivables and prepaid expenses.  Total liabilities increased from $12.6 million at December 31, 2015 to $18.1 million at September 30, 2016, an increase of $5.5 million, primarily as a result of the warrant liability arising from the issuance of warrants during 2016, and due to the timing of invoices from and payments to vendors. Total stockholders’ equity decreased from $10.8 million at December 31, 2015 to $10.1 million at September 30, 2016, a decrease of $0.8 million, or approximately 8%.  This decrease was primarily due to the completion of our registered direct offering during the first quarter, our rights offering during the third quarter, and stock compensation of $3.4 million, offset by a net loss of $14.2 million for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $14.2 million and $27.2 million for the nine months ended September 30, 2016 and 2015, respectively.  Our operating activities used $11.5 million and $26.2 million of net cash during the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, we had an accumulated deficit of $332.8 million, working capital of $18.9 million, and cash and cash equivalents of $25.8 million.  We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the fourth quarter of 2017.

Cash Flows

The following table summarizes our cash flows for the three months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(11,450,000)	$(26,198,000)
Investing activities	—	—
Financing activities	17,424,000	4,818,000
Effect of foreign currency translation	5,000	(5,000)
Net (decrease) increase in cash and cash equivalents	$5,979,000	$(21,385,000)

Net cash used in operating activities

Net cash used in operating activities was $11.5 million for the nine months ended September 30, 2016 and consisted primarily of a net loss of $14.2 million and change in fair value of warrant liability of $3.0 million, partially offset by $3.4 million of noncash stock-based compensation and depreciation expense. Changes in operating assets and liabilities resulted in a net increase in cash of $2.3 million. Significant changes in operating assets and liabilities included a decrease in prepaid expenses and other current assets of $0.7 million as a result of the recognition of expense for clinical and manufacturing activities and insurance expense, a decrease in receivables of $0.6 million due to collections of receivables.  Accounts payable and accrued liabilities increased by $1.4 million as a result of the timing of receipt and payment of vendor invoices, primarily related to our INSPIRE trial.  Deferred revenue decreased $0.3 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

Net cash provided by investing activities

There was no net cash provided by or used in investing activities for the nine months ended September 30, 2016 or 2015.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was $17.4 million, which resulted from the proceeds received from the sale of common stock in our registered direct offering and rights offering, as well as the exercise of stock options.  Net cash provided by financing activities for the nine months ended September 30, 2015 was $4.8 million resulting from the issuance of common stock.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our net cash expenditures in 2016 to decrease from 2015 due to a reduction in cash expenses related to administrative expenses and non-core clinical trials, which will be partially offset by an increase in cash expenditures related to our INSPIRE trial. As part of our ongoing commitment to reduce costs and conserve cash, in February 2016, we eliminated six employee positions and in August 2016 we eliminated an additional six employee positions. Affected employees have been offered severance pay in accordance with our policy or, if applicable, their employment agreements. We recorded in the first quarter of 2016, a one-time severance-related charge totaling $2.8 million, which includes a non-cash charge of $1.6 million related to the accelerated vesting of the outstanding stock options for certain of the affected employees. We recorded in the third quarter of 2016, a one-time severance-related charge totaling $0.4 million. There was no accelerated vesting of stock options related to the August 2016 workforce reduction. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

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

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

4.1

Form of Warrant Certificate issued pursuant to Warrant Agreement, dated as of July 27, 2016, by and between Onconova Therapeutics, Inc. and Wells Fargo Bank, N.A., as Warrant Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2016)

4.2

Warrant Agreement, dated as of July 27, 2016, by and between Onconova Therapeutics, Inc. and Wells Fargo Bank, N.A., as Warrant Agent (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2016)

4.3	Form of Pre-Funded Warrants issued as of July 27, 2016 (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2016)
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.1	Section 1350 Certifications of Principal Executive Officer
32.2	Section 1350 Certifications of Principal Financial Officer

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCONOVA THERAPEUTICS, INC.

Dated: November 14, 2016

/s/ RAMESH KUMAR, Ph.D.
Ramesh Kumar, Ph.D.
President and Chief Executive Officer
(Principal Executive and Principal Operating Officer)

Dated: November 14, 2016

/s/ MARK GUERIN
Mark Guerin
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.1	Section 1350 Certifications of Principal Executive Officer
32.2	Section 1350 Certifications of Principal Financial Officer

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document