Form 10-K
period 2016-12-31
Onconova Therapeutics, Inc.
filed 2017-03-29
CIK 1130598

Use these links to rapidly review the document

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐    No ☒

          As of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $10.6 million, based on the last reported sale price of the registrant's common stock on the NASDAQ Global Select Market.

          There were 6,772,659 shares of Common Stock outstanding as of March 20, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive proxy statement for the registrant's 2017 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this annual report on Form 10-K are incorporated by reference into Part III of this annual report on Form 10-K.

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

        You should also read carefully the factors described in the "Risk Factors" section of this Annual Report and elsewhere to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this report and you should not place undue reliance on any forward-looking statements. These factors include, without limitations, the risks related to:

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

ii

  •
  the size and growth of the potential markets for our product candidates and our ability to serve those markets;

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

  •
  the success of competing therapies and products that are or may become available;

  •
  our ability to maintain the listing of our common stock on a national securities exchange;

  •
  the potential for third party disputes and litigation; and

  •
  the performance of third parties, including contract research organizations ("CROs") and third-party manufacturers.

        Any forward-looking statements that we make in this Annual Report speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

iii

PART I

ITEM 1.    BUSINESS

Overview

        Onconova Therapeutics, Inc., sometimes referred to as "we" or the "Company," is a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule product candidates primarily to treat cancer. Using our proprietary chemistry platform, we have created an extensive library of targeted agents designed to work against cellular pathways important to cancer cells. We believe that the product candidates in our pipeline have the potential to be efficacious in a variety of cancers. We have one Phase 3 clinical-stage product candidate and two other clinical-stage product candidates (one of which is being developed for treatment of acute radiation syndromes) and several preclinical programs. Substantially all of our current effort is focused on our lead product candidate, rigosertib. Rigosertib is being tested in an intravenous formulation as a single agent, and an oral formulation in combination with azacitidine, in clinical trials for patients with higher-risk myelodysplastic syndromes ("MDS").

        In December 2015, we enrolled the first patient in a randomized controlled Phase 3 clinical trial of intravenous rigosertib "rigosertib IV" in a population of patients with higher-risk MDS after failure of hypomethylating agent ("HMA") therapy. The trial, which we refer to as INSPIRE, is expected to enroll approximately 225 patients at more than 170 sites globally. The primary endpoint of INSPIRE is overall survival, and an interim analysis is anticipated in the second half of 2017. We anticipate reporting topline data from the INSPIRE trial in 2018.

Myelodysplastic Syndromes

        MDS is a group of blood disorders that affect bone marrow function. MDS typically affects older patients. In MDS, the bone marrow cells appear dysplastic, and their capacity to produce cells is defective. Therefore, blood cells do not develop normally, such that too few healthy blood cells are released into the blood stream, leading to low blood cell counts, or cytopenias. Thus, many patients with MDS require frequent blood transfusions. In most cases, the disease worsens and the patient develops progressive bone marrow failure. In advanced stages of the disease, immature blood cells, or blasts, leave the bone marrow and enter the blood stream, leading to acute myelogenous leukemia ("AML"), which occurs in approximately one-third of patients with MDS.

        Based on Surveillance Epidemiology and End Results (SEER) data from the National Cancer Institute, a marketing analytics firm has estimated the 2016 incidence of MDS to be approximately 17,390 cases and the prevalence of MDS to be approximately 61,690 cases in the United States. We believe that the actual incidence numbers may be higher, due to underdiagnosing and underreporting of new cases of MDS to centralized cancer registries, and that the incidence of MDS in the United States is likely to increase, due to an aging population, improved disease awareness and diagnostic precision, and an increase in the number of cases of secondary, often chemotherapy-induced, MDS.

        MDS is typically diagnosed using routine blood tests or by observing combination of certain symptoms, such as shortness of breath, weakness, easy bruising or bleeding, or fever with frequent infections. A diagnosis of MDS is confirmed by evaluating a bone marrow biopsy/aspirate showing dysplastic changes, and, in more advanced cases, the presence of excess blasts, meaning that blasts account for more than 5% of the total number of nucleated cells in the bone marrow. Several classification systems have been developed to gauge the severity of disease and help determine prognosis and treatment strategy. Two standard classification systems can be used, the French-American-British morphological classification system as modified by the World Health Organization, or WHO, and the recently revised International Prognostic Scoring System ("IPSS-R") to estimate anticipated survival for patients with MDS based on marrow function and marrow cytogenetics. IPSS-R ranks the severity of chromosome abnormalities, severity of cytopenias, and percentage of bone marrow blasts observed at diagnosis to calculate a five-level risk score: Very Low, Low, Intermediate, High and Very High. MDS patients are generally classified using IPSS-R in order to assess the risk of dying or having their disease progress to AML.

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

        A significant number of higher-risk MDS patients fail or cannot tolerate treatment with azacitidine or decitabine, which represent the current standard of care for higher-risk MDS patients, and almost all patients who initially respond to therapy eventually progress. Median survival time of higher-risk MDS patients who have failed HMAs is less than one year. Accordingly, we believe that a new therapy that would extend survival in these patients would represent a major contribution in the treatment of MDS.

        Allogeneic peripheral blood stem cell or bone marrow transplantation is a potentially curative therapy for MDS. However, since most patients with MDS are elderly and therefore ineligible for transplantation due to the arduous nature of the procedure, this option is generally considered only for the small proportion of younger MDS patients.

        HMAs are believed to inhibit the methylation of DNA. Methylation is a biochemical process involving the addition of a methyl group to DNA and plays an important role in gene expression during cell division and differentiation. Hypomethylation may also restore normal function to genes that are critical for differentiation and proliferation. By contrast, rigosertib is designed to block multiple oncogenic pathways through a RAS mimetic mechanism and/or interfering with RAS function. Because we believe rigosertib has a mechanism of action that is different from HMAs, it may be active in patients who have failed treatment with those drugs. Furthermore, rigosertib's distinct potential mechanism of action has been shown to combine well with approved HMAs and preclinical studies testing the combination of rigosertib with azacitidine have demonstrated synergy between the two agents. Based on these studies and our current understanding of the potential mechanism of action of rigosertib, we believe that rigosertib also has the potential to be developed in combination with azacitidine for first line or second line MDS patients and for patients with AML who are not candidates for standard induction chemotherapy; or second-line AML who have failed induction chemotherapy.

        Lower-risk MDS patients are those categorized as Very Low, Low or possibly Intermediate risk by the IPSS-R scoring system, with transfusion-dependent anemia. The subset of del(5q) cytogenetic abnormality patients are generally treated with lenalidomide (Revlimid®). For all other lower-risk MDS patients, supportive care employing blood products, such as red blood cell and platelet transfusions, and erythroid stimulating agents, is the mainstay of therapy. Frequent transfusions introduce many risks, including iron overload, blood borne infections and immune-related reactions. We believe that an oral therapeutic agent that could lower or eliminate the need for transfusions over an extended period of time for the lower-risk population as a whole and would fulfill a significant unmet medical need for this patient population.

Our Product and Product Candidates

Rigosertib

        Rigosertib is a small molecule which we believe blocks cellular signaling by targeting RAS effector pathways. This is believed to be mediated by the binding of rigosertib to the RAS-binding domain

("RBD"), found in many RAS effector proteins, including the Raf and PI3K kinases. We believe this mechanism of action provides a new approach to block the interactions between RAS and its targets containing RBD sites. Rigosertib is currently being tested as a single agent and in combination with azacitidine, in clinical trials of patients with MDS. We have enrolled more than 1,200 patients in rigosertib clinical trials for MDS and other conditions. We were a party to a license and development agreement with Baxalta (as defined below), which granted Baxalta certain rights to commercialize rigosertib in Europe. The Baxalta agreement was terminated on August 30, 2016, at which time the European rights reverted to us at no cost. We are party to a collaboration agreement with SymBio, which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. We have retained development and commercialization rights to rigosertib in the rest of the world, including in the United States and Europe, although we could consider licensing commercialization rights to other territories as we continue to seek additional funding.

Rigosertib IV for higher-risk MDS

        In early 2014, we announced topline survival results from our "ONTIME" trial, a multi-center Phase 3 clinical trial of rigosertib IV as a single agent versus best supportive care including low dose Ara-C. The ONTIME trial did not meet its primary endpoint of an improvement in overall survival in the intent-to-treat population, although improvements in median overall survival were observed in various pre-specified and exploratory subgroups of higher-risk MDS patients. As a result, additional clinical work is required.

        During 2014 and 2015, we held meetings with the U.S. Food and Drug Administration ("FDA") European Medicines Agency ("EMA") and several European national regulatory authorities to discuss and seek guidance on a path for approval of rigosertib IV in higher-risk MDS patients whose disease had failed HMA therapy. After discussions with the FDA and EMA, we refined our patient eligibility criteria by defining what we believe to be a more homogenous patient population. After regulatory feedback, input from key opinion leaders in the U.S. and Europe and based on learnings from the ONTIME study, we designed a new randomized controlled Phase 3 trial, referred to as INSPIRE. The INSPIRE trial will enroll higher-risk MDS patients under 82 years of age who have progressed on, or failed to respond to, previous treatment with HMAs within nine months or nine cycles over the course of one year after initiation of HMA therapy, and had their last dose of HMA within six months prior to enrollment in the trial. The primary endpoint of this study is overall survival of all randomized patients in the intent-to-treat ("ITT") population and the IPSS-R Very High Risk subgroup. An interim analysis is planned after fifty percent of the total death events have occurred. This randomized trial of approximately 225 patients is expected to be conducted at more than 170 sites globally. The first patient in the INSPIRE trial was enrolled at the MD Anderson Cancer Center in December 2015, the first patient in Europe was enrolled in March, 2016, and the first patient in Japan was enrolled in July, 2016.

        Enrollment for the INSPIRE Phase 3 trial for second-line higher-risk MDS patients is highly selective and required us to search extensively to identify appropriate candidates meeting the stringent entry criteria. We are encouraged that the enrollment is on track, with trial sites across 17 countries on four continents. Our partner SymBio Pharmaceuticals has opened 33 sites in Japan collaborating on the INSPIRE protocol. The trial is expected to be active in 19 countries by the end of April following the activation of sites in Switzerland and the Netherlands. We intend to maintain this momentum. We continue to anticipate the pre-planned interim analysis in the second half of 2017 and full enrollment by the first quarter of 2018. The interim analysis will involve a review of the efficacy and safety data for the first half of the trial by our independent data monitoring committee (DMC). This interim analysis may result in the trial continuing as planned, randomization for the Very High Risk MDS subgroup continuing with the other subgroups closed to further accrual, or the trial being stopped for futility.

This analysis may also result in an increase to the study's sample size. Our statistical analysis plan is currently under review by the FDA.

Safety and Tolerability of rigosertib in MDS and other hematologic malignancies

        A comprehensive analysis of IV and oral rigosertib safety in patients with Myelodysplastic Syndromes (MDS) and Acute Myeloid Leukemia (AML) was presented in December 2016 at the American Society of Hematology (ASH) Annual Meeting. The most commonly reported treatment-emergent adverse events (TEAEs)_ in ≥ 10% of patients with MDS/AML receiving rigosertib intravenous (IV) monotherapy were fatigue (33%), nausea (33%), diarrhea (27%), constipation (25%), anaemia (24%) and pyrexia (24%). The most common ≥Grade 3 AEs were anaemia (21%), febrile neutropenia (13%), pneumonia (12%) and thrombocytopenia (11%). The most common serious AEs were febrile neutropenia (10%), pneumonia (9%), and sepsis (7%). The most common AEs leading to discontinuation of IV rigosertib were sepsis and pneumonia (3% each).

Rigosertib oral in combination with azacitidine for higher-risk MDS

        In December 2016, at the American Society of Hematology (ASH) Annual Meeting, we presented Phase 2 data from an oral rigosertib and azacitidine combination trial in higher-risk MDS. 33 of 40 MDS patients enrolled were evaluable for response at the time of the analysis. The median age of patients was 66, with 73% being male. ECOG performance status was 0 or 1 in 95% of the patients. The ECOG Scale of Performance Status describes a patient's level of functioning in terms of their ability to care for themself, daily activity, and physical ability (walking, working, etc.). ECOG Performance Status grades include: 0 or Fully active, able to carry on all pre-disease performance without restriction; 1or Restricted in physically strenuous activity but ambulatory and able to carry out work of a light or sedentary nature, e.g., light house work, office work; 2 or Ambulatory and capable of all selfcare but unable to carry out any work activities; up and about more than 50% of waking hours;3 or Capable of only limited selfcare; confined to bed or chair more than 50% of waking hours;4 or Completely disabled; cannot carry on any selfcare; totally confined to bed or chair; 5 or Dead. IPSS-R distribution was: 7.5% Low, 12.5% Intermediate, 37.5% High, 32.5% Very High and 10% unknown. 76% of patients responded per 2006 International Working Group criteria. Responses were as follows:

Response per IWG 2006

	Overall Evaluable (N=33)	No prior HMA (N-20)	Prior HMA (N=13)
Complete remission (CR)	8 (24%)	7 (35%)	1 (8%)
Marrow CR + hematologic improvement	10 (30%)	6 (30%)	4 (31%)
Marrow CR alone	6 (18%)	3 (15%)	3 (23%)
Hematologic improvement alone	1 (3%)	1 (5%)	0
Stable disease	8 (24%)	3 (15%)	5 (38%)
Overall IWG response	25 (76%)	17 (85%)	8 (62%)
Clinical benefit response	19 (58%)	14 (70%)	5 (38%)

        The median duration of response was 8 months for CR, 12.3 months for marrow CR.

Safety/Tolerability of the Combination:

        Oral rigosertib (560 mg qAM, 280 mg qPM) was administered on Day 1-21 of a 28-day cycle. Azacitidine 75 mg/m2/day SC or IV was administered for 7 days starting on Day 8. The combination of oral rigosertib and azacitidine was well tolerated. The most common TEAEs in ≥ 10% of patients were nausea (41%), fatigue (39%), diarrhea (37%), constipation (37%) and dysuria (28%). The most common serious AEs were pneumonia (11%) and febrile neutropenia (7%). The most common AEs leading to discontinuation were AML (4%) and pneumonia (4%).

Next steps for rigosertib oral in combination with azacitidine for higher-risk MDS

        Following an end of Phase 2 meeting with the Food and Drug Administration (FDA) in September 2016, we began development of a Phase 3 protocol. We expect to submit this protocol for review by regulatory agencies in the US and Europe in the second or third quarter of 2017. The Phase 3 trial will be designed as a 1:1 randomized, placebo-controlled trial of oral rigosertib plus azacitidine compared to azacitidine plus placebo. We plan to use a full dose of azacitidine, as defined in the product insert. The patient population studied in this trial will be first-line (HMA naïve) higher-risk MDS patients. The primary endpoint for assessment of efficacy will be Response Rate of complete remission (CR) + partial remission (PR,) as per the IWG (International Working Group) 2006 Response criteria. Formal FDA review will be sought via the Special Protocol Assessment (SPA) mechanism. Further details, including sample size and other criteria will be available after completion of regulatory review, which is anticipated in the second half of 2017. We will not commence the Phase 3 trial without additional financing.

        While the Phase 3 trial is being designed, we plan to expand the trial cohort by up to 40 subjects with the view of further studying the investigational therapy. Under a protocol amendment, we anticipate using the expanded cohorts to explore dose optimization by increasing the dose and varying the dose administration scheme of oral rigosertib to identify an optimal dose. We are currently in discussions with FDA concerning the trial expansion.

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

        We have explored single agent rigosertib oral as a treatment for lower-risk MDS in two Phase 2 clinical trials, 09-05 and 09-07. In December 2013, we presented data at the Annual ASH Meeting from the 09-05 Phase 2 trial. To date, Phase 2 clinical data has indicated that further study of single agent oral rigosertib in transfusion-dependent, lower-risk MDS patients is warranted. Rigosertib has been generally well tolerated, except for urinary side effects at higher dose levels. Future clinical trials will be needed to evaluate dosing and schedule modifications and their impact on efficacy and toxicity of oral rigosertib in lower-risk MDS patients.

        Data presented from the 09-05 trial also suggested the potential of a genomic methylation assessment of bone marrow cells to prospectively identify lower-risk MDS patients likely to respond to oral rigosertib. We therefore expanded the 09-05 trial by adding an additional cohort of 20 patients to advance the development of this genomic methylation test. To date, a biomarker which would predict response has not been identified. Further testing and development of oral rigosertib for lower-risk MDS will be required. We will not commence further development of oral rigosertib for lower-risk MDS without additional financing.

Safety and Tolerability of rigosertib oral in MDS and other hematologic malignancies

        Oral rigosertib as a monotherapy has been evaluated in four Phase 1 and 2 studies in MDS and other hematologic malignancies. One study is completed and a clinical study report is available. The most common TEAEs in ≥ 10% of patients were pollakiuria (increased urinary frequency) (35%), fatigue (32%), diarrhoea (26%), dysuria (29%) and haematuria (24%). The most common ≥Grade 3

AEs were anaemia (17%), thrombocytopenia (5%), haematuria (4%) and urinary tract infection (4%). The most common serious AE was pneumonia (6%). The most common AEs leading to discontinuation of patients receiving oral rigosertib as monotherapy were dysuria (8%), urinary tract pain (7%), haematuria (5%) and urinary frequency (5%).

        In addition to the above described clinical trials, we are continuing the preclinical and chemistry, manufacturing, and control work for IV and oral rigosertib.

Other Programs

        The vast majority of the Company's efforts are now devoted to the advanced stage development of rigosertib for unmet medical needs of MDS patients. Other programs are either paused, inactive or require only minimal internal resources and efforts.

  Briciclib

        Briciclib, another of our product candidates, is a small molecule targeting an important intracellular regulatory protein, Cyclin D1, which is often found at elevated levels in cancer cells. Cyclin D1 expression is regulated through a process termed cap-dependent translation, which requires the function of eukaryotic initiation factor 4E protein. In vitro evidence indicates briciclib binds to eukaryotic initiation factor 4E protein, blocking cap-dependent translation of Cyclin D1 and other cancer proteins, such as c-MYC, leading to tumor cell death. We have been conducting a Phase 1 multi-site dose-escalation trial of briciclib in patients with advanced solid tumors refractory to current therapies. Safety and efficacy assessments are complete in six of the seven dose-escalation cohorts of patients in this trial. As of December 2015, the Investigational New Drug ("IND") for briciclib is on full clinical hold following a drug product lot testing failure. We will be required to undertake appropriate remedial actions prior to re-initiating the clinical trial and completing the final dose-escalation cohort.

  Recilisib

        Recilisib is a product candidate being developed in collaboration with the U.S. Department of Defense for acute radiation syndromes. We have completed four Phase 1 trials to evaluate the safety and pharmacokinetics of recilisib in healthy human adult subjects using both subcutaneous and oral formulations. We have also conducted animal studies and clinical trials of recilisib under the FDA's Animal Efficacy Rule, which permits marketing approval for new medical countermeasures for which conventional human efficacy studies are not feasible or ethical, by relying on evidence from studies in appropriate animal models to support efficacy in humans. Ongoing studies of recilisib, focusing on animal models and biomarker development to assess the efficacy of recilisib are being conducted by third parties with government funding. We anticipate that any future development of recilisib beyond these ongoing studies would be conducted solely with government funding or by collaboration. Use of government funds to finance the research and development in whole or in part means any future effort to commercialize recilisib will be subject to federal laws and regulations on U.S. government rights in intellectual property. Additionally, we are subject to laws and regulations governing any research contracts, grants, or cooperative agreements under which government funding was provided.

  Preclinical Product Candidates

        In addition to our three clinical-stage product candidates, we have several product candidates that target kinases, cellular metabolism or cell division in preclinical development. We may explore additional collaborations to further the development of these product candidates as we focus internally on our more advanced programs.

Research and Development

        Since commencing operations, we have dedicated a significant portion of our resources to the development of our clinical-stage product candidates, particularly rigosertib. We incurred research and development expenses of $20.1 million, $25.9 million and $49.4 during the years ended December 31, 2016, 2015 and 2014, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development.

Collaborations

Baxalta GmbH

        In September 2012, we entered into a development and license agreement with Baxter Healthcare SA, the predecessor in interest to Baxalta GmbH (together with its affiliates, "Baxalta"), pursuant to which we granted an exclusive, royalty-bearing license for the research, development, commercialization and manufacture (in specified instances) of rigosertib in all therapeutic indications in Europe. In accordance with this agreement, we received an upfront cash payment of $50,000,000 in 2012. On March 3, 2016, we received a notification of Baxalta's election to terminate the development and license agreement based on a strategic reprioritization review, effective August 30, 2016, at which time, the rights licensed to Baxalta reverted to us at no cost. Additionally, any rights we had to funding, pre-commercial milestone payments and royalties from Baxalta terminated in accordance with the agreement.

        Among other things, the Baxalta agreement contemplated development of rigosertib IV in higher-risk MDS patients, through our ONTIME trial and, potentially, additional Phase 3 clinical trials. The ONTIME trial did not achieve its primary endpoint and we are continuing the development of rigosertib IV in higher-risk MDS patients through our INSPIRE trial. In accordance with the agreement, we elected to have Baxalta fund fifty percent of the costs of the INSPIRE trial, up to $15.0 million. We recorded revenue of $4,999,000 and $2,893,000 during the years ended December 31, 2016 and 2015, respectively related to Baxalta's funding of the INSPIRE trial. The funding from Baxalta terminated effective August 30, 2016. We have overall responsibility for the trial, including determination of the trial specifications, selection of third party service providers and payment for all services and materials.

SymBio Pharmaceuticals Limited

        In July 2011, we entered into a license agreement with SymBio, as subsequently amended, granting SymBio an exclusive, royalty-bearing license for the development and commercialization of rigosertib in Japan and Korea (the "Symbio Territory"). Under the SymBio license agreement, SymBio is obligated to use commercially reasonable efforts to develop and obtain market approval for rigosertib inside the licensed territory and we have similar obligations outside of the licensed territory. We have also entered into an agreement with SymBio providing for the Company to supply SymBio with development-stage product. Under the SymBio license agreement, we also agreed to supply commercial product to SymBio under specified terms that will be included in a commercial supply agreement to be negotiated prior to the first commercial sale of rigosertib. The supply of development-stage product and the supply of commercial product will be at our cost plus a defined profit margin. We have additionally granted SymBio a right of first negotiation to license or obtain the rights to develop and commercialize compounds having a chemical structure similar to rigosertib in the licensed territory.

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

        The upfront payment is being recognized ratably using the straight line method through December 2027, the expected term of the agreement. We recognized revenues under this agreement of $455,000 and $455,000, for the fiscal years ended December 31, 2016 and 2015, respectively. We recognized revenues related to the supply agreement with Symbio of $92,000 and $108,000 for the fiscal years ended December 31, 2016 and 2015, respectively.

        SymBio has conducted phase 1 trials with IV and oral rigosertib in Japan at their own expense. Currently SymBio is participating in the INSPIRE trial by enrolling patients in Japan. For all rigosertib trials conducted by SymBio, we supply clinical trial supplies and provide other assistance as requested.

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

Rigosertib Patents

        As of March 2017, we owned or exclusively licensed 79 issued patents and 6 pending patent applications covering composition-of-matter, process, formulation and various indications for method-of-use for rigosertib filed worldwide, including seven patents and one patent applications in the United States. The U.S. composition-of-matter patent for rigosertib, which we in-licensed pursuant to the license agreement with Temple, currently expires in 2026. The U.S. method of treatment patent for rigosertib, which we also in-licensed from Temple, expires in 2025. A patent covering the use of rigosertib in combination with anticancer agents including azacitidine is issued and will expire in 2028. Patent term extensions may be available, depending on various provisions in the law.

Briciclib Patents

        As of March 2017, we owned or exclusively licensed 27 issued patents and two pending patent applications covering composition-of-matter, process, formulation and various indications for method-of-use for briciclib filed worldwide, including two patents in the United States. The U.S. composition-of-matter patent for briciclib expires in 2025.

Recilisib Patents

        As of March 2017, we owned or exclusively licensed 56 issued patents and 5 pending patent applications covering composition of matter, formulation and various indications for method-of-use for recilisib filed worldwide, including four patents and five patent applications in the United States. The U.S. composition-of-matter patent for recilisib expires in 2020.

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

Manufacturing

        Our product candidates are synthetic small molecules. Manufacturing activities must comply with FDA current good manufacturing practices, or cGMP, regulations. We conduct our manufacturing activities under individual purchase orders with third-party contract manufacturers ("CMOs"). We have quality agreements in place with our key CMOs. We have also established an internal quality management organization, which audits and qualifies CMOs in the United States and abroad.

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

  •
  Submission of a new drug application ("NDA") to the FDA;

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

        In addition to the above traditional kinds of data required for the approval of an NDA, the recently passed 21st Century Cures Act, provides for FDA acceptance of new kinds of data such as patient experience data, real world evidence, and, for appropriate indications sought through supplemental marketing applications, data summaries.

        The decision to terminate development of an investigational drug product may be made by either a health authority body, such as the FDA or IRB/ethics committees, or by a company for various reasons. An IRB approves the initiation of a clinical trial and supervises the conduct of the trial to ensure that the risks to human subjects are reasonable in relation to the anticipated benefits and that there are adequate human subject protections in place. The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. In some cases, clinical trials are overseen by an independent group of qualified experts organized by the trial sponsor, or the clinical monitoring board. This group provides guidance on whether or not a trial may or should move forward at designated check points. These decisions are based on the limited access to data from the ongoing trial. The suspension or termination of development can occur during any phase of clinical trials if it is determined that the participants or patients are being exposed to an unacceptable health risk.

        In addition, there are various reporting requirements that clinical trial sponsors and investigators must comply with during the course of a clinical trial. For instance, there are requirements for the registration of ongoing clinical trials of drugs on public registries and the disclosure of certain information pertaining to the trials as well as clinical trial results after completion. Sponsors must also make annual reports to FDA concerning the progress of their clinical trial programs as well as more frequent reports for certain serious adverse events. Sponsors must submit a protocol for each clinical trial, and any subsequent protocol amendments to FDA and the applicable IRBs. IRBs must also receive information concerning unanticipated problems involving risks to subjects. Investigators must further provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA. Moreover, under the 21st Century Cures Act, manufacturers or distributors of investigational drugs for the diagnosis, monitoring, or treatment of one or more serious diseases or conditions must have a publicly available policy concerning expanded access to investigational drugs.

        Further, the manufacture of investigational drugs for the conduct of human clinical trials is subject to cGMP requirements. Investigational drugs and active pharmaceutical ingredients imported into the United States are also subject to regulation by the FDA relating to their labeling and distribution. Further, the export of investigational drug products outside of the United States is subject to regulatory requirements of the receiving country as well as U.S. export requirements under the FDC Act.

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

        In most cases, the NDA must be accompanied by a substantial user fee (currently exceeding $2,038,000); there may be some instances in which the user fee is waived. The FDA will initially review the NDA for completeness before it accepts the NDA for filing. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. After the NDA submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. For new molecular entities, or NMEs, FDA has the goal of completing its review within ten months of the application's acceptance for filing. This, however, is just a goal, and the review time may take longer. For instance, the FDA can extend this review by three months to consider certain late-submitted information or information intended to clarify information already provided in the submission.The FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

        Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs, including the imposition of user fees for certain supplements.

Advertising and Promotion

        The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for "off-label" uses—that is, uses not approved by the FDA and therefore not described in the drug's labeling—because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers' communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but may engage in non-promotional, balanced communication regarding off-label use under specified conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the Department of Justice (the "DOJ"), or the Office of the Inspector General of the Department of Health and Human Services ("HHS"), as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

Post-Approval Regulations

        After regulatory approval of a drug is obtained, a company is required to comply with a number of post-approval requirements. For example, as a condition of approval of an NDA, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product's safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the overall survival benefit of the drug. In addition, as a holder of an approved NDA, a company would be required to report adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of its products. Further, under the Drug Quality and Security Act, manufacturers have obligations concerning the tracking and tracing of drug products, as well as the investigation and reporting of suspect and illegitimate products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval to assure and preserve the long term stability of the drug or biological product. Manufacturing facilities must be registered with FDA and marketed drug products must be listed. These facilities and products are subject to annual user fees, though there may be some exemptions. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural and substantive record keeping requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon a company and any third-party manufacturers that a company may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

FDA Animal Efficacy Rule for Approval of Medical Countermeasures

        Marketing approval by the FDA for new medical countermeasures in situations for which human efficacy testing is not feasible or ethical, such as for ARS, is based on the so-called "Animal Efficacy Rule." Under this rule, FDA can rely on the evidence from adequate and well-controlled animal studies to provide substantial prediction of effectiveness of an agent in humans, when coupled with:

  •
  a reasonably well understood pathophysiological mechanism for the toxicity of the radiological or nuclear substance and its amelioration or prevention by the agent;

  •
  protective effect is demonstrated in generally more than one animal species expected to react with a response predictive for humans, and hence be a reliable indicator of its effectiveness in humans;

  •
  animal study endpoint is clearly related to the desired benefit in humans; and

  •
  data or information on the pharmacokinetics and pharmacodynamics, and other relevant data or information, of the product in animals and humans is sufficiently well understood to allow selection of a dose predicted to be effective in humans.

        Drug safety under the animal rule, however, must be evaluated under existing requirements for establishing the safety of new drugs. Drugs approved under the animal rule are subject to the following elevated post-approval requirements:

  •
  applicants must conduct post-marketing studies to verify and describe the drug's clinical benefit and to assess safety when such studies are feasible and ethical. To these ends, applicants must include a plan or approach to such a study in the event they become ethical and feasible;

  •
  if FDA finds that a drug approved under the animal rule can be safety used only if distribution or use is restricted, FDA will require post-marketing restrictions commensurate with the safety concerns presented by the drug; and

  •
  the product's patient labeling must explain that for ethical or feasibility reasons, the drug's approval was based on animal studies alone.

        Sponsors of drugs approved under the animal rule also must submit promotional materials to FDA prior to dissemination.

        Approvals based on the animal rule may be withdrawn for a variety of reasons, including a post-marketing study's failure to verify clinical benefit, an applicant's failure to perform the post-marketing study with due diligence, and a finding that post-marketing restrictions are inadequate to ensure safe use.

The Hatch-Waxman Amendments to the FDC Act

  Orange Book Listing

        In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant's product or method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA or 505(b)(2) application. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as "generic equivalents" to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug. 505(b)(2) applications provide for marketing of a drug product that may have the same active ingredients as the listed drug and contain the same full safety and effectiveness data as an NDA, but at least some of the information comes from studies not conducted by or for the applicant. The ANDA or 505(b)(2) applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA's Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA or 505(b)(2) applicant may also elect to submit a statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge or carve out the listed patents, the ANDA or 505(b)(2) application will not be approved until all the listed patents claiming the referenced product have expired.

        A certification that the new product will not infringe the already approved product's listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA or 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA or 505(b)(2) application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from making an approval of the ANDA or 505(b)(2) application effective until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) applicant.

        The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.

  Exclusivity

        Upon NDA approval of a new chemical entity, or NCE, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA cannot receive any ANDA seeking approval of a generic version of that drug or a 505(b)(2) application citing that drug as a reference listed drug. Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA for a generic drug or a 505(b)(2) application that includes the change.

        An ANDA or a 505(b)(2) application may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA or a 505(b)(2) application may be filed before the expiration of the exclusivity period.

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

The Foreign Corrupt Practices Act

        The Foreign Corrupt Practices Act ("FCPA"), prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Other Special Regulatory Procedures

Orphan Drug Designation

        The FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or, if the disease or condition affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making the drug would be recovered from sales in the United States. In the European Union, the EMA's Committee for Orphan Medicinal Products, or COMP, grants Orphan Drug Designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life- threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug.

        In the United States, Orphan Drug Designation entitles a party to financial incentives, such as opportunities for grant funding towards clinical trial costs for certain kinds of studies, tax credits for certain research and user fee waivers under certain circumstances. Under the recently passed 21st Century Cures Act, Congress expanded the potential opportunities for grant funding to include additional kinds of studies. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to seven years of market exclusivity, which means the FDA may not approve any other application for the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

        In the European Union, Orphan Drug Designation also entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following drug approval. This period may be reduced to six years if the Orphan Drug Designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the holder of the marketing authorisation for the original orphan medicinal product is unable to supply sufficient quantities of the medicinal product,. As with the FDA, orphan drug exclusivity does not prevent the EMA from approving a second medicinal product where such the second medicinal product, although similar to the orphan medicinal product already authorised, is safer, more effective or otherwise clinically superior.

        Orphan drug designation must be requested before submission of an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of the regulatory review and approval process.

Priority Review (United States), Accelerated Review (European Union) and other Expedited Programs

        The FDA has various programs, including Fast Track designation, accelerated approval, priority review and breakthrough designation, that are intended to expedite or simplify the process for the development and FDA review of certain drug products that are intended for the treatment of serious or life threatening diseases or conditions, and demonstrate the potential to address unmet medical needs or present a significant improvement over existing therapy. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

        To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if the product will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy, safety, or public health factors. If Fast Track designation is obtained, drug sponsors may be eligible for more frequent development meetings and correspondence with the FDA. In addition, the FDA may initiate review of sections of an NDA before the application is complete. This "rolling review" is available if the applicant provides and the FDA approves a schedule for the remaining information.

        Based on results of one or more Phase 3 clinical trials submitted in an NDA, upon the request of an applicant, a priority review designation may be granted to a product by the FDA, which sets the target date for FDA action on the application at six months from FDA filing, or eight months from the sponsor's submission. Priority review is given to drugs intended to treat serious conditions and which, if approved would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of the serious condition. If criteria are not met for priority review, the standard FDA review period is ten months from FDA filing, or 12 months from sponsor submission. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

        Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, a sponsor can request designation of a product candidate as a "breakthrough therapy." A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are eligible for the Fast Track designation features as described above, intensive guidance on an efficient drug development program beginning as early as Phase 1 trials, and a commitment from the FDA to involve senior managers and experienced review staff in a proactive collaborative, cross-disciplinary review.

        In addition, products for treating serious or life threatening conditions and that provide a meaningful advantage over available therapies may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, FDA will require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoints. The drug may be subject to accelerated withdrawal procedures if such studies do not verify the product's clinical benefit or other evidence shows a lack of safety or efficacy. Promotional materials for products approved via the accelerated approval pathway must be submitted to FDA prior to initial distribution. Such products may also be subject to distribution or use restrictions, if FDA determines that restrictions are needed to assure safe use. We are in discussions with the FDA concerning the development pathway for our combination product candidate.

        Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

        Under the Centralized Procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). On average, an approval is provided by the European Commission after approximately 15 months. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, defined by three cumulative criteria: the seriousness of the disease (e.g., heavy disabling or life-threatening diseases) to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days. There is also a conditional marketing authorization which allows for the early approval of a medicine on the basis of less complete clinical data than normally required, if the medicine addresses an unmet medical need and targets a seriously debilitating or life-threatening disease, a rare disease or is intended for use in emergency situations in response to a public health threat. The benefit to public health must outweigh the risk due to the limited availability of clinical data at the time of marketing authorization.

        The EMA has recently been conducting a pilot on 'adaptive pathways'—an iterative process building on existing regulatory processes involving gathering evidence through real-life use to supplement clinical trial data.

Pediatric Information

        Under the Pediatric Research Equity Act, or PREA, NDAs or certain supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

        The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of any exclusivity—patent or non-patent—for a drug if certain conditions are met. Conditions for exclusivity include the FDA's determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the required timeframe. Applications under the BPCA for labeling changes receive priority review designation, with all of the benefits that designation confers.

        In the European Union all applications for marketing authorization for new medicines have to include the results of studies as described in an agreed pediatric investigation plan, unless the medicine receives a deferral or waiver. Medicines authorized across the EU with the results of studies from a pediatric investigation plan included in the product information are eligible for an extension of their supplementary protection certificate by six months. This is the case even when the studies' results are negative. For orphan medicines, the incentive is an additional two years of market exclusivity.

        Different pricing and reimbursement schemes exist in other countries. In the European Union, national governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular drug candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements of our products.

Healthcare Reform

        In March 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act, which we refer to collectively as the Affordable Care Act. The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Affordable Care Act is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

        In addition, other legislative changes have been adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

        The Affordable Care Act may be repealed and replaced by Congress, and changes in the law may result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations.

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

In return for including our pharmaceutical commercial products in the Medicare and Medicaid programs, we may need to agree to calculate and report certain price points to the Centers for Medicare and Medicaid Services, and pay a rebate to state Medicaid agencies that provide reimbursement for those products in an outpatient setting. We will also have to agree to sell our commercial products under contracts with the Department of Veterans Affairs, Department of Defense, Public Health Service, and the Indian Health Service, as well as certain hospitals that are designated as 340B covered entities (entities designated by federal programs to receive drugs at discounted prices) at prices that are significantly below the price we may charge to commercial pharmaceutical distributors. These programs and contracts are highly regulated and may impose restrictions on our business, including penalties for price increases that exceed the rate of inflation. Failure to comply with these regulations and restrictions could result in a loss of our ability to continue selling our drugs to the federal government or receiving reimbursement for our drugs once approved.

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

        The federal civil False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes "any request or demand" for money or property presented to the U.S. government. The civil False Claims Act authorizes imposition of treble damages and a civil penalty for each false claim submitted, which, for pharmaceutical products, have frequently resulted in multi-million dollar penalties. For violations after November 2, 2015, the penalty has increased from a minimum of $5,500 to $10,781 and a maximum $11,000 to $21,563 for each claim. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies' marketing of the product for unapproved, and thus non-reimbursable, uses, and for reporting false pricing information used to determine discounts, rebates and reimbursement rates. Liability may be predicated on non-compliance with federal laws and regulations under an implied certification theory; however, the Supreme Court has limited liability under this theory by requiring the regulatory violation be material to the government's payment decision. Claims under the civil False Claims Act may be brought by the government or private parties on behalf of the government, called "qui tam" actions. HIPAA created new federal criminal statutes that prohibits, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. The Affordable Care Act amended the intent requirement of certain of these criminal statutes under HIPAA so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation. Further, the government may prosecute conduct constituting a false claim under the criminal False Claims Act. The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent and, unlike the civil False Claims Act, requires proof of intent to submit a false claim. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

        The Affordable Care Act further created new federal requirements for reporting, by applicable manufacturers of covered drugs, payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members.

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

        In the United States, our activities are potentially subject to additional regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of HHS (e.g., the Office of Inspector General), the DOJ and individual U.S. Attorney offices within the DOJ, and state and local governments. If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 as well as the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, or the OBRA, and the Veterans Health Care Act of 1992, each as amended. Among other things, the OBRA requires drug manufacturers to pay rebates on prescription drugs to state Medicaid programs and empowers states to negotiate rebates on pharmaceutical prices, which may result in prices for our future products that will likely be lower than the prices we might otherwise obtain. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Under the Veterans Health Care Act, or VHCA, drug companies are required to offer some drugs at a reduced price to four federal agencies including the U.S. Department of Veterans Affairs and DoD, the Public Health Service and some private Public Health Service designated entities in order to participate in other federal funding programs including Medicaid. Recent legislative changes require that discounted prices be offered for specified DoD purchases for its TRICARE program via a rebate system. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulation.

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

        In Europe, most countries have laws or (more commonly) codes of practice which broadly emulate US 'sunshine laws' and require companies to maintain and publish a record of transfers of value to healthcare professionals. These are in addition to national anti-corruption laws similar to the FCPA—for instance the UK Bribery Act 2010 which has a wider scope than the FCPA in many respects.

Employees

        As of December 31, 2016, we had 23 employees. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We believe that our relations with our employees are good.

Corporate Information

        We were incorporated in Delaware in December 1998. Our principal executive offices are located at 375 Pheasant Run, Newtown, PA 18940 and our telephone number is (267) 759-3680. Our website address is www.onconova.com. The information contained in, or that can be accessed through, our website is not part of this Report.

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

We need to obtain additional funding to continue as a going concern; if we are unable to meet our needs for additional funding in the future, we will be required to limit, scale back or cease operations.

        Our consolidated financial statements for the year ended December 31, 2016 have been prepared assuming we will continue to operate as a going concern. However, due to our ongoing operating losses and our accumulated deficit, in their opinion on our audited financial statements for our fiscal year ended December 31, 2016, our auditors indicated that there is substantial doubt about our ability to continue as a going concern. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to successfully raise sufficient additional capital, through future financings or through strategic and collaborative arrangements. If we are unable to obtain additional funding, we may not be able to continue as a going concern.

        We do not have the funding resources necessary to carry out all of our proposed operating activities, including our INSPIRE trial. We will need to obtain additional financing in the future in order to fully fund rigosertib or any other product candidates through the regulatory approval process. Accordingly, we may delay or pause our planned clinical trials, including our INSPIRE trial, until we secure adequate additional funding. If we seek to proceed with a clinical trial without additional funding, we may receive questions or comments from the FDA, fail to obtain IRB approval, or find it more difficult to enroll patients in the trial. We have scaled down our operations in order to reduce spending on general and administrative functions, research and development, and other clinical trials, but by themselves, those measures may not be sufficient to address our funding needs.

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

  •
  ongoing general and administrative expenses related to our reporting obligations under the Securities and Exchange Act of 1934, as amended (the "Exchange Act");

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

        Our development and license agreement with Baxalta granted it an exclusive, royalty-bearing license for the development and commercialization of rigosertib in specified countries comprising most of Europe. Under the agreement, we received an upfront license fee upon signing, and would have received certain pre- and post-commercialization payments and royalties if specified development and regulatory milestones had been achieved and Baxalta had engaged in sales of rigosertib in its territory. On March 3, 2016, we received a notice from Baxalta notifying us of Baxalta's election to terminate the development and license agreement based on a strategic reprioritization review. In accordance with the terms of the agreement, it was terminated effective August 30, 2016. The decision by Baxalta to terminate this agreement, will reduce the funding we were eligible to receive under the collaboration agreement and could negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize our product candidates. In addition, the decision by Baxalta to terminate this agreement could also damage our reputation and negatively impact our ability to obtain financing from other sources.

We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

        We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing and have not generated any revenue from product sales to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 1998. For the years ended December 31, 2016, and 2015, we reported net losses of $19.7 million and $24.0 million, respectively, and we had an accumulated deficit of $338.2 million at December 31, 2016.

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

        Until we can generate substantial revenue from product sales, if ever, we expect to seek additional capital through a combination of private and public equity offerings, debt financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include restrictive covenants limiting our ability to take important actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, including rigosertib, or grant licenses on terms that are not favorable to us. At December 31, 2016 we had $21.4 million in cash and cash equivalents. Most of this cash will be used to continue our Phase 3 INSPIRE trial and planning for the combination trial; however the cash is insufficient to complete the INSPIRE trial or a Phase 3 combination trial. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates or formulations that we would otherwise prefer to develop and market ourselves.

The sale or issuance of our common stock to Lincoln Park Capital Fund LLC, or Lincoln Park, may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

        In October 2015, we entered into a purchase agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $16,500,000 of our common stock. Concurrently with the execution of the purchase agreement, Lincoln Park purchased 84,675 shares of our common stock for total proceeds of $1,500,000 and we issued 20,000 shares of our common stock to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the purchase agreement. We may sell shares to Lincoln Park at our discretion from time to time over a 36-month period which commenced November 3, 2015, after the SEC declared effective a registration statement covering the resale of shares we have sold and may sell in the future to Lincoln Park under the purchase agreement. The purchase price for the shares that we may sell to Lincoln Park under the purchase agreement will fluctuate based on the market price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

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

The results of preclinical testing or earlier clinical studies are not necessarily predictive of future results. Rigosertib, or any other product candidate we advance into clinical trials may not have favorable results in later-stage clinical trials or receive regulatory approval.

        Success in preclinical testing and earlier clinical studies does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. Despite the results reported in earlier clinical trials for rigosertib and our other clinical-stage product candidates, we do not know whether the later-stage clinical trials we may conduct in the future will demonstrate adequate efficacy and safety to result in regulatory approval to market any of our product candidates in any particular jurisdiction. For instance, our ONTIME trial did not meet its primary efficacy endpoint. Our other Phase 3 studies also may not meet their primary endpoints. If this were to occur, FDA would not approve an NDA, even if positive results are found for a sub-set of the study's population. Moreover, if a study does not meet its primary endpoint, but the result is due to a population sub-set, FDA may not approve an NDA at all or may only approve it for the specific sub-set of patients. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted.

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

  •
  delay or failure in obtaining institutional review board, or IRB, approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct or continue a clinical trial at each site;

  •
  withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

  •
  delay or failure in recruiting and enrolling suitable subjects to participate in a trial and/or retaining subjects;

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

  •
  decision by the FDA, the IRB, a comparable foreign regulatory authority, or us, or recommendation by a data safety monitoring board or comparable foreign regulatory authority, to suspend or terminate clinical trials at any time for safety issues or for any other reason. For instance, we have previously discontinued enrollment in a Phase 3 study of IV rigosertib following regulatory feedback on the trial's design. We have also discontinued planned trials prior to enrollment due to changing development plans and the availability of funding.

  •
  unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects;

  •
  failure to demonstrate a benefit from using a drug;

  •
  difficulties in manufacturing, manufacturing quality, or obtaining from third parties sufficient quantities of a product candidate for use in clinical trials;

  •
  lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical studies or increased expenses associated with the services of our CROs and other third parties; or

  •
  changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial or pay substantial application user fees.

        Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of subjects to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, ability to obtain and maintain patient consents, risk that enrolled subjects will drop out before completion, competing clinical trials and clinicians' and patients' perceptions as to the potential advantages or disadvantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance.

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

        Our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

  •
  disagreement over the design or implementation of our clinical trials including as to patient recruitment;

  •
  disagreement concerning our choice of patient population and/or other clinical trial design elements due to limitations and/or contradictory results in earlier studies;

  •
  failure to demonstrate that a product candidate is safe and effective for its proposed indication and/or that our results are clinically relevant;

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

  •
  disagreement concerning the quality and/or reliability of our study and/or chemistry, manufacturing, and control data

  •
  the insufficiency of data collected from clinical trials of our product candidates to support the submission and filing of an NDA or other submission or to obtain regulatory approval;

  •
  disapproval of the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; or

  •
  changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

        The FDA or a comparable foreign regulatory authority may require more information, including additional preclinical or clinical data and or additional chemistry, manufacturing, and control information and/or modifications to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program altogether. For instance, for IV rigosertib for second-line higher-risk MDS, we currently plan to seek NDA approval based on the INSPIRE trial, with supporting data from the ONTIME trial, which did not meet its primary efficacy endpoint. We may also seek approval for other indications and/or product candidates based on a single Phase 3 study. Typically, for FDA approval, FDA requires two adequate and well-controlled Phase 3 clinical trials. For a single Phase 3 study to support approval, the study must be well-designed, well-conducted, internally consistent, and provide statistically persuasive and clinically meaningful results so that a second trial would be ethically or practically impossible to perform. The clinically meaningful results must generally show the effect of the product candidate on mortality, irreversible morbidity, or prevention of a disease with potentially serious outcomes. FDA may find that our studies do not meet this standard, and, in such a case, would require another Phase 3 study to support an NDA. Even if we do obtain regulatory approval, our product candidates may be approved for fewer or more limited indications than we request, approval contingent on the performance of costly post-marketing clinical trials, or approval with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, the FDA may require the establishment of Risk Evaluation Mitigation Strategies, or REMS, or a comparable foreign regulatory authority may require the establishment of a similar strategy, that may restrict distribution of our products and impose burdensome implementation requirements on us. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

  •
  we may be forced to suspend marketing of such product and/or recall such product;

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

Development of a product candidate intended for use in combination with an already approved product may present additional challenges than development of a product candidate for use as a single agent.

        We are developing rigosertib both as a single agent and for use in combination with azacitidine, a drug that is already on the market. The development of rigosertib for use in combination with another product may present additional challenges that we will not encounter for the development of our product candidates as single agents. For instance, the design and accompanying data analysis of our clinical trials for rigosertib in combination with azacitidine may be more complex. Following product approval, FDA may require that rigosertib and/or azacitidine be cross labeled for combination use. As we currently do not own or have rights to azacitidine, this may require us to work with another company to satisfy such a requirement. Moreover, azacitidine developments may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the azacitidine safety or efficacy profile, changes to the availability of azacitidine, and changes to standard of care for MDS.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

        Even if we obtain regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product's indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. The label ultimately approved for rigosertib, if it achieves marketing approval, may include restrictions on use. Moreover, any of our product candidates approved under FDA's accelerated approval pathway will require post-approval studies. If any post-approval studies do not verify the product's clinical benefit or other evidence shows a lack of safety or efficacy, we may be subject to expedited approval withdrawal.

        In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, and other regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates, our clinical study sites or contract research organizations, or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements either during product development or following product approval, a regulatory agency may:

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

        Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the DOJ, the Office of Inspector General of the HHS, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities.

        In the United States, engaging in impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements based on certain sales practices promoting off-label drug uses. Further, it is expected that the Department of Justice's doubling of civil penalties for violations after November 2015 will encourage more whistleblower lawsuits. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from the Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, we may become subject to such litigation and, if we are not successful in defending against such actions, those actions could compromise our ability to become profitable.

While rigosertib has received orphan designation for the treatment of MDS in the US and Europe, and while rigosertib has received a similar designation in Japan through our partner SymBio, there is no guarantee that we will be able to maintain this designation, receive this designation for any other product candidate, or receive or maintain any corresponding benefits.

        We have received orphan designation for rigosertib for the treatment of MDS in the US and Europe. Our partner SymBio has received similar designation in Japan. We may also seek orphan designation for other indications of rigosertib and other product candidates, as appropriate. Orphan designation in the US or the EU does not guarantee product candidate approval, nor does it guarantee that we will receive any associated benefit, including periods of regulatory exclusivity. Moreover, orphan designation in the US or the EU can be revoked under certain circumstances. In the US, FDA may revoke an orphan drug designation if the agency finds that the request for designation contained an untrue statement of material fact, omitted material information, or if the agency determines that the product candidate was not eligible for the designation at the time of the submission.

        Moreover, even if we ultimately receive marketing approval for a product for which we have received orphan designation and associated periods of orphan exclusivity, that exclusivity may not effectively protect the product from competition. Orphan drug exclusivity may be lost for the same reasons orphan designation may be lost or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Further, orphan exclusivity would only provide limited protections to our product candidates as orphan exclusivity only protects the product from competition from another product with the same principal molecular features for the same indication. Different products can be approved for the same condition or a product with the same molecular features may be able to receive approval for a different indication. Further, even after an orphan product is approved, the FDA can subsequently approve a product containing the same principal molecular features for the same condition if the FDA or EMA concludes that the later product is clinically superior in that it is shown to be safer or more effective or makes a major contribution to patient care.

        Should another company receive approval before us of a product candidate with the same principal molecular features and for the same indication as one of our product candidates, we would be prevented from receiving FDA approval for our product candidate in the United States for at least 7 years (EU—6 years) unless we are able to show that our product candidate is clinically superior. Similarly, if another sponsor receives European approval before we do, we would be prevented from launching our product in the European Union for this indication for a period of at least 10 to 12 years.

        Additionally, in response to court cases, the FDA or EU may undertake a reevaluation of aspects of its orphan drug regulations and policies. We do not know if, when, or how the FDA or EU may change the orphan drug regulations and policies, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business, financial condition, results of operations, and prospects could be harmed.

We may not receive anticipated periods of regulatory exclusivity or such exclusivity may not sufficiently protect our product candidates from competition from generic or similar versions of any of our product candidates that receive marketing approval. If this were to occur, the sales of our products could be adversely affected.

        Once an NDA is approved, the covered product becomes a "reference listed drug" in the FDA's Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of ANDAs or similar versions of reference listed drugs through the submission of 505(b)(2) applications. Generic products may be significantly less costly to bring to market than the reference listed drug, companies that produce generic products are generally able to offer them at lower prices, and generic products are generally preferred by third-party payors. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product. Moreover, in addition to generic competition, we could face competition from other companies seeking approval of drug products that are similar to ours using the 505(b)(2) pathway. Such applicants may be able to rely on our product candidates, if approved, or other approved drug products or published literature to develop drug products that are similar to ours. The introduction of a drug product similar to our product candidates could expose us to increased competition.

        While there are certain FDA protections for products with remaining patent terms listed in the Orange Book, we must opt to exercise these protections by filing a patent infringement lawsuit within 45 days of receiving notice of a paragraph IV certification, as described in the Government Regulation section above. If we do not file a patent infringement lawsuit within 45 days of receiving notice of a paragraph IV certification, the ANDA or 505(b)(2) applicant would not be subject to a 30-month stay. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be expensive and time consuming, may divert our management's attention from our core business, and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products. Accordingly, upon approval of our product candidates we may be subject to generic competition or competition from similar products, or may need to commence patent infringement proceedings, which would divert our resources.

        We additionally may not receive any anticipated periods of marketing exclusivity if our product candidates are approved. Even if we receive exclusivity periods, they may not adequately protect our product candidates from competition. For instance, three and five year exclusivity would not prevent other companies from submitting full NDAs. Three year exclusivity would only protect the modifications that are the subject of our marketing applications. Further, a 505(b)(2) applicant could rely on a reference listed drug that is not one of our product candidates, or published literature, in which case any periods of patent or non-patent protection may not prevent FDA making an approval effective. Competition that our products may face from generic or similar versions of our products could materially and adversely impact our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates.

        We may also be eligible in the United States for seven years of orphan exclusivity, which is further discussed above.

Changes in product candidate manufacturing or formulation may result in additional costs or delay.

        As product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. During the course of a development program, sponsors may also change the contract manufacturers used to produce the product candidates, as we have done in the case of rigosertib drug substance and, rigosertib intravenous and oral formulations. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials. Such changes may also require additional testing, FDA notification, or FDA approval. This could delay completion of clinical trials; require the conduct of bridging clinical trials or studies, or the repetition of one or more clinical trials; increase clinical trial costs; delay approval of our product candidates; and jeopardize our ability to commence product sales and generate revenue.

Failure to obtain regulatory approval in international jurisdictions would prevent our product candidates from being marketed abroad.

        In order to market and sell our products in the European Union and many other jurisdictions, including Japan and Korea, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. Failure to obtain approval of a product candidate in one jurisdiction could further impact our ability to obtain approval in another jurisdiction. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of any of our product candidates by regulatory authorities in the European Union, Japan, Korea or another country, the commercial prospects of that product candidate may be significantly diminished and our business prospects could decline.

Healthcare legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

        The regulations that govern, among other things, marketing approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain marketing approval. The Patient Protection and

Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, or the Affordable Care Act, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms, any of which could negatively impact our business. Although the Affordable Care Act may be repealed and replaced, the downward pressure on pharmaceutical and medical device pricing, especially under the Medicare program is likely to continue, and may also increase our regulatory burdens and operating costs.

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

        Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products as well as personal data relating to identifiable individuals. Our expanding presence outside of the United States will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

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

  •
  the potential and perceived advantages of product candidates over alternative treatments including any potential adverse impact of a product candidate on a patient's quality of life;

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

  •
  federal civil and criminal false claims laws and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement that causes us to avoid, decrease or conceal an obligation to pay money to the federal government;

  •
  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

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

        We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA, Centers for Medicare & Medicaid Services, or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct for our directors, officers and employees, or the code of conduct, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

If we breach our license agreements or fail to negotiate new agreements pertaining to our product candidates, we could lose the ability to continue the development and potential commercialization of these product candidates.

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

        We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims may be brought against us by subjects enrolled in our clinical trials, and patients, healthcare providers or others using, administering or selling our products in third party studies, expanded access programs, or commercially, if we receive product approval. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

  •
  decreased demand for any product candidates or products that we may develop;

  •
  termination of clinical trial sites or entire trial programs;

  •
  actions by regulatory authorities;

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

        We are highly dependent upon Ramesh Kumar, Ph.D., President and Chief Executive Officer; Manoj Maniar, Ph.D., Senior Vice President, Product Development; Steven Fruchtman, M. D., Chief Medical Officer and Senior Vice President, Research and Development; Mark Guerin, Chief Financial Officer; and our other executive officers. Although we have employment agreements with the persons named above, these agreements are at-will and do not prevent such persons from terminating their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees, other than our President and Chief Executive Officer. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

If we are unable to attract and retain highly qualified employees, we may not be able to grow effectively.

        Our future and success depend on our ability to retain, manage and motivate our employees. During 2015 and 2016, we reduced our headcount in order to conserve cash. These activities, along with any other actions we are taking or may take to conserve cash, may make it more difficult to retain key employees. The loss of any member of our senior management team or the inability to hire or retain experienced management personnel could compromise our ability to execute our business plan and harm our operating results. Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. The competition for qualified personnel in the pharmaceutical field is intense and as a result, we may be unable to continue to retain qualified personnel necessary for the development of our business. In addition, if our development plans are successful, we will need additional managerial, operational, sales, marketing, financial and other resources, and may find it more difficult to attract such qualified personnel.

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

        We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs, as well as clinical trial sites for the conduct of our clinical trials. We rely on these parties for execution of our preclinical and clinical trials, and we control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and sites does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices, or GLP, and the Animal Welfare Act requirements. We, our clinical trial sites, and our CROs are required to comply with federal regulations and current Good Clinical Practices, or GCP, which are international standards meant to protect the rights and health of patients that are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our sites or CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory approval process. We may also face liability and/or regulatory enforcement action should any of the third parties that we rely upon fail to comply with legal and/or regulatory requirements.

        Our CROs and the employees at clinical sites are not our employees, and except for remedies available to us under our agreements with such CROs and sites, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs. If CROs or sites do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

        Because we have relied on third parties, our internal capacity to perform these functions is limited. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. Though we carefully manage our relationships with our CROs and clinical trial sites, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

We have limited experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. We are dependent on third-party manufacturers for the manufacture of our products for clinical trials as well as on third parties for our supply chain, and if we experience problems with any third parties, the manufacturing of our product candidates or products could be delayed.

        We do not own or operate facilities for the manufacture of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently rely on a single source contract manufacturing organization, or CMO, for the chemical manufacture of active pharmaceutical ingredient for rigosertib, another CMO for the production of the rigosertib intravenous formulation for our Phase 3 clinical trial, and a third CMO for the production of the rigosertib oral formulation for a Phase 2 clinical trial. To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase the scale of production. We may need to identify additional CMOs for continued production of supply for our product candidates. In addition, regulatory authorities enforce cGMP through periodic inspections of active pharmaceutical ingredient, or API and drug product manufacturing sites, quality control contract laboratories and distribution centers. If we or our CMO fail to comply with applicable cGMP, the manufacturing data generated and subsequent API lots and drug product batches in our supply chain may be deemed unreliable. As such, the FDA or comparable foreign regulatory authorities may require us to perform additional API and drug product manufacturing before continuing clinical trials or approving our marketing applications, and any such deficient product we supply to SymBio or any other collaboration partner may subject us to certain obligations under relevant agreements. For example, in 2013, we began preparing a second CMO for potential manufacture of API and incurred significant expense to do so. Additionally, for example, during the second quarter of 2016, we suspended the original CMO for manufacture of the rigosertib oral formulation for quality related reasons, and transferred manufacturing activities to a new CMO leaving us again with a single source of manufacture for this formulation for our continuing development of oral rigosertib in combination with azacitidine. We have not yet identified alternate suppliers in the event the current CMOs we utilize are unable to scale production, or if we otherwise experience any problems with them. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, as we have experienced with respect to our existing CMOs, it could be expensive and take a significant amount of time to arrange for alternative suppliers. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them.

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

        Because we have limited resources, we seek to enter into, and in the past we have entered into, collaboration agreements with other pharmaceutical companies. We may elect to enter into more of these agreements in the future. In July 2011, we entered into a license agreement with SymBio, as subsequently amended, granting an exclusive, royalty-bearing license for the development and commercialization of rigosertib in Japan and Korea, and related ancillary supply agreement and quality agreement. In September 2012, we entered into a development and license agreement with Baxter Healthcare SA, which subsequently assigned its interest in the agreement to Baxalta. Our agreement with Baxalta, which was terminated August 30, 2016, had granted it an exclusive, royalty-bearing license for the development and commercialization of rigosertib in specified countries comprising most of Europe. Any failure by our current or future partners to perform their obligations or any decision by our partners to terminate our agreements, including the termination of the Baxalta agreement, or our failure to meet our obligations under such agreements, could reduce or terminate the funding we may receive under the relevant collaboration agreement and could subject us to financial obligations and negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize the applicable product candidate. In addition, any decision by our partners to terminate these agreements could also damage our reputation and negatively impact our ability to obtain financing from other sources.

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

We may be subject to claims by third parties claiming ownership of what we regard as our own intellectual property.

        Many of our employees were previously employed at universities or other technology or pharmaceutical companies, including our competitors or potential competitors. It is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us.

        However, a Licensor of intellectual property to us may not be successful in executing such agreements concerning its intellectual property and/or we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Their and our assignment agreements may not be self-executing or may be breached or found otherwise defective, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our licensed or owned intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

Risks Related to Ownership of Our Common Stock

The trading market in our common stock has been limited and substantially less liquid than the average trading market for a stock quoted on the NASDAQ Markets.

        Since our initial listing on the NASDAQ Global Select Market on July 25, 2013 and transfer to the NASDAQ Capital Market on February 5, 2016, the trading market in our common stock has been limited and substantially less liquid than the average trading market for companies listed on the NASDAQ exchange. The listing of our common stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock. As of March 10, 2017, approximately 34% of our outstanding shares of common stock was held by our officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates, which adversely affects the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

Our share price may be volatile and result in substantial losses to our stockholders.

        The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2015 and December 31, 2016, the price of our common stock on the NASDAQ Stock Market has ranged from $44.30 per share to $2.11 per share. Factors that could impact the trading price of our common stock include, without limitation, the following:

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

        In addition, the stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of these risks or any of a broad range of other risks could have a dramatic and material adverse impact on the market price of our common stock.

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

        Our executive officers, directors and holders of five percent or more of our capital stock, including Baxalta, in the aggregate beneficially owned approximately 34% of our voting stock at March 10, 2017. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are an "emerging growth company" and a "smaller reporting company" and we take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our common stock being less attractive to investors.

        We are an "emerging growth company," as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be until December 31, 2018. In addition, we are also a "smaller reporting company" as defined in Rule 12b-2 of the Exchange Act and are eligible for certain reduced disclosure requirements.

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

        The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Under Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an "emerging growth company" or a "smaller reporting company", we intend to utilize the provision exempting us from the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

        We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. In addition, any such failure could result in a loss of investor confidence in the accuracy and completeness of our financial reports and a decline in our stock price, and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

        Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers, including officers, employees and service providers of our subsidiaries and affiliates. At December 31, 2016, there were 746,353 shares of our common stock underlying outstanding options and 6,275 shares available for future grant under our 2013 Equity Compensation Plan. In accordance with the terms of the 2013 Equity Compensation Plan, on January 1, 2017, the maximum aggregate number of shares of our common stock that may be issued under the plan was automatically increased by 200,000 shares, such that immediately after such increase the number of shares remaining available for future issuance under the plan was 206,275. At December 31, 2016, we had 3,525,771 warrants outstanding. Future option grants and issuances of common stock under our 2013 Equity Compensation and warrants may have an adverse effect on the market price of our common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters and research facilities are located in Newtown, Pennsylvania, where we lease an aggregate of approximately 9,500 square feet of office and laboratory space, pursuant to lease agreements, the terms of which expire in February 2018.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock began trading on the NASDAQ Global Select Market on July 25, 2013 under the symbol "ONTX." In February 2016, we transferred the listing of our common stock to the NASDAQ Capital Market. The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market or NASDAQ Capital Market for the period indicated.

	High	Low
Year Ended December 31, 2016
First Quarter	$10.30	$3.20
Second Quarter	8.17	3.80
Third Quarter	5.93	2.62
Fourth Quarter	3.67	2.11
Year Ended December 31, 2015
First Quarter	$44.30	$21.50
Second Quarter	30.20	22.60
Third Quarter	40.00	13.50
Fourth Quarter	18.90	9.20

        The share prices have been retroactively adjusted to reflect a one-for-ten reverse stock split which was effective May 31, 2016.

Stockholders

        As of February 28, 2017, there were 164 holders of record for shares of our common stock. This does not reflect beneficial stockholders who held their common stock in "street" or nominee name through brokerage firms.

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

Overview

        We are a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule product candidates primarily to treat cancer. Using our proprietary chemistry platform, we have created an extensive library of targeted agents designed to work against cellular pathways important to cancer cells. We believe that the product candidates in our pipeline have the potential to be efficacious in a variety of cancers. We have one Phase 3 clinical-stage product candidate and two other clinical-stage product candidates (one of which is being developed for treatment of acute radiation syndromes) and several preclinical programs. Substantially all of our current effort is focused on our lead product candidate, rigosertib. Rigosertib is being tested in an intravenous formulation as a single agent, and an oral formulation in combination with azacitidine, in clinical trials for patients with higher-risk myelodysplastic syndromes ("MDS").

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

        Since commencing operations, we have dedicated a significant portion of our resources to the development of our clinical-stage product candidates, particularly rigosertib. We incurred research and development expenses of $20.1 million and $25.9 million during the years ended December 31, 2016 and 2015, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance our programs. In July 2013, we completed our initial public offering, or IPO, from which we received net proceeds of $79.8 million. Prior to the consummation of the IPO, we funded our operations primarily through the sale of preferred stock amounting to $144.7 million, the issuance of debt amounting to $26.8 million, which was later converted into shares of preferred stock, the receipt of $8.0 million from The Leukemia and Lymphoma Society under a May 2010 funding agreement, and the receipt of upfront payments of $57.5 million from Baxter (predecessor to Baxalta) and SymBio in connection with our collaboration agreements. Under the Baxalta collaboration agreement, we received payments towards costs for the INSPIRE trial of $5.0 million and $2.9 million during the years ended December 31, 2016 and 2015, respectively. The Baxalta agreement was terminated on August 30, 2016 as a result of Baxalta's decision to terminate following its strategic review of priorities.

        During 2015 we sold 376,192 shares of common stock for net proceeds of $7.5 million. In January 2016, we completed a sale of common stock and warrants for net proceeds of approximately $1.6 million. In July 2016, we completed a rights offering of units of common stock and warrants for net proceeds of $15.8 million. In December 2016, we entered into a sales agreement with FBR Capital Markets & Co. ("FBR") to create an at-the-market equity program under which we from time to time may offer and sell shares of common stock through FBR. There were no sales of common stock under this program during the year ended December 31, 2016.

        Our net losses were $19.7 million and $24.0 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had an accumulated deficit of $338.2 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met.

        During 2016, we took significant actions to conserve cash, including reduction in personnel and expenditures. While we will continue to take cash conservation actions where appropriate, our net expenditures will increase in 2017, due to the termination of cost-sharing payments from Baxalta and as more INSPIRE sites open and more patients enroll in the INSPIRE trial. As of December 31, 2016, we had $21.4 million in cash and cash equivalents. We believe that our cash and cash equivalents, will be sufficient to fund our ongoing trials and operations into the fourth quarter of 2017, although there is substantial doubt about our ability to continue as a going concern. See "—Liquidity and Capital Resources—Operating and Capital Expenditure Requirements."

Financial Overview

Revenue

        During the years ended December 31, 2016 and 2015, our revenues were derived exclusively from activities conducted in accordance with our collaboration arrangements with Baxalta and SymBio, as well as recognition of revenue from our May 2010 funding agreement with The Leukemia and Lymphoma Society, or LLS. The following table sets forth a summary of revenue recognized during the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015
LLS	$—	$8,000,000
Baxalta	4,999,000	2,893,000
SymBio	547,000	563,000

	$5,546,000	$11,456,000

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

        The Baxalta collaboration agreement was considered to be a multiple-element arrangement for accounting purposes. We determined that there were two deliverables under the Baxalta agreement; specifically, the license to rigosertib for Europe and the related research and development services that we were obligated to provide. We concluded that $42.4 million of the fixed and determinable $50.0 million upfront payment was associated with the license and $7.6 million was associated with the research and development services. We recognized the entire $42.4 million associated with the upfront license as revenue during the third quarter of 2012 upon the execution of the Baxalta agreement, and we recognized the research and development services revenue of $7.6 million on the proportional performance method over the period of commitment and development, which was estimated to be through March 31, 2014, the period of our non-contingent obligations to perform research and development services sufficient to advance rigosertib. In accordance with the agreement, we elected to have Baxalta fund fifty percent of the costs of the INSPIRE trial, up to $15.0 million. For the years ended December 31, 2016 and 2015, we recognized $5.0 million and $2.9 million, respectively, of research and development services revenue related to Baxalta's funding of the INSPIRE trial. On March 3, 2016, we received notification of Baxalta's election to terminate the development and license agreement based on a strategic reprioritization review, effective August 30, 2016, at which time, the rights licensed to Baxalta reverted to us at no cost. Additionally, any rights we had to funding, pre-commercial milestone payments and royalties from Baxalta terminated in accordance with the agreement.

        The SymBio collaboration agreement is also considered to be a multiple-element arrangement for accounting purposes. We determined that there were three deliverables under the SymBio collaboration agreement; specifically, the license to rigosertib for Japan and Korea, our obligation to perform research and development services necessary for SymBio to seek approval in its territory and our obligation to participate on a joint steering committee. We concluded that these deliverables should be accounted for as a single unit of accounting. We determined that the $7.5 million upfront payment received in 2011 should be deferred and recognized as revenue on a straight-line basis through December 2027, reflecting our estimate of when we will complete our obligations under the agreement. For the years ended December 31, 2016 and 2015, we recognized revenues of $455,000 and $455,000, respectively, under the SymBio collaboration agreement. In addition, we recognized revenues of $92,000 and $108,000 for the years ended December 31, 2016 and 2015, respectively, related to the supply agreement with SymBio.

Operating Expenses

        The following table summarizes our operating expenses for the years ended December 31, 2016 and 2015:

	2016	2015
General and administrative	$9,178,000	$9,533,000
Research and development	20,071,000	25,895,000

Total operating expenses	$29,249,000	$35,428,000

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

        We anticipate that our general and administrative expenses will remain constant in the short-term, but would increase in the future with the continued research and development and potential commercialization of our product candidates. These increases will likely include increased costs for insurance, costs related to the hiring of additional personnel and payments to outside consultants among other expenses. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and expense as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

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

        Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase in the short-term as the number of sites and enrolled patients related to our INSPIRE clinical trial increases.

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

        The following table summarizes our research and development expenses by functional area for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015
Pre-clinical & clinical development	$8,513,000	$12,200,000
Personnel related	6,149,000	6,988,000
Manufacturing, formulation & development	1,490,000	2,838,000
Stock-based compensation	2,042,000	1,850,000
Consulting fees	1,877,000	2,019,000

	$20,071,000	$25,895,000

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

        We recognized revenue of $5.0 million and $2.9 million during the years ended December 31, 2016 and 2015, respectively, under our license and collaboration agreement with Baxalta. We recognized revenue of $0.5 million and $0.6 million during the years ended December 31, 2016 and 2015, respectively, under our license and collaboration agreement with SymBio. We recognized revenue of $0 million and $8.0 million during the years ended December 31, 2016 and 2015, respectively, under our funding agreement with LLS. The Baxalta and SymBio agreements are the only agreements that are being accounted for under ASU 2009-13.

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

Income Taxes

        We recorded deferred tax assets of $157.8 million as of December 31, 2016, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits.

The deferred tax assets are primarily composed of federal and state tax net operating loss ("NOL"), carry forwards and research and development tax credit carry forwards. As of December 31, 2016, we had federal NOL carry forwards of $193.1 million, state NOL carry forwards of $154.4 million, and research and development tax credit carry forwards of $71.7 million available to reduce future taxable income, if any. These federal NOL carry forwards will begin to expire at various dates starting in 2022. The state NOL carry forwards will begin to expire at various dates starting in 2025. In general, if we experience a greater than 50 percentage point aggregate change in ownership of specified significant stockholders over a three-year period, utilization of our pre-change NOL carry forwards will be subject to an annual limitation under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the "Code") and similar state laws. Such limitations may result in expiration of a portion of the NOL carry forwards before utilization and may be substantial. We have determined that we have experienced ownership changes in the past and approximately $24.0 million of our NOL carry forwards are subject to an annual limitation under Section 382 of the Code. If we experienced a Section 382 ownership change in connection with the offering or as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carry forwards may be further limited or lost.

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

        We record stock-based compensation expense as a component of research and development expenses or general and administrative expenses, depending on the function performed by the optionee. For the years ended December 31, 2016 and 2015, we allocated stock-based compensation as follows:

	Year ended December 31,
	2016	2015
General and administrative	$1,887,000	$1,936,000
Research and development	2,042,000	1,850,000

	$3,929,000	$3,786,000

Fair Value Estimates

        Since April 23, 2013, we estimate the fair value of share-based awards to employees and directors using the Black-Scholes option pricing model. The Black-Scholes model requires the input of highly complex and subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of the expected term of the award, (c) the risk free interest rate and (d) expected dividends. Expected volatility is based on the historical volatility of the Company's common stock since its IPO in July 2013. We estimate the expected life of our employee stock options using the "simplified" method, whereby, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. We have never paid, and do not expect to pay dividends in the foreseeable future.

Warrants

        Common stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging—Contracts in Entity's Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Some of our warrants are classified as liabilities because in certain circumstances they could require cash settlement. We estimate the fair value of warrants accounted for as liabilities using the Black-Scholes pricing model.

        Warrants outstanding and warrant activity for the year ended December 31, 2016 is as follows:

Description	Classification	Exercise Price	Expiration Date	Balance Decemeber 31, 2015	Warrants Issued	Warrants Exercised	Warrants Expired	Balance December 31, 2016
Non-tradable warrants	Liability	$130.50	July 2016	460	—	—	(460)	—
Non-tradable warrants	Liability	$11.50	July 2021	—	96,842	—	—	96,842
Tradable warrants	Liability	$4.92	July 2021	—	3,192,022	—	—	3,192,022
Non-tradable pre-funded
warrants	Equity	$0.01	July 2023	—	656,400	(419,493)	—	236,907

				460	3,945,264	(419,493)	(460)	3,525,771

        The following table presents a reconciliation of the fair value of our warrant liability for the year ended December 31, 2016:

Warrant Liability
Balance at December 31, 2015	$—
Issuance of warrants	7,389,000

Change in fair value upon re-measurement	(3,988,000)

Balance at December 31, 2016	$3,401,000

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

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

	Year ended December 31,
	2016	2015	Change
Revenue	$5,546,000	$11,456,000	$(5,910,000)
Operating expenses:
General and administrative	9,178,000	9,533,000	355,000
Research and development	20,071,000	25,895,000	5,824,000

Total operating expenses	29,249,000	35,428,000	6,179,000

Loss from operations	(23,703,000)	(23,972,000)	269,000
Change in fair value of warrant liability	3,988,000	—	3,988,000
Other income (expense), net	62,000	(35,000)	97,000

Net loss before income taxes	(19,653,000)	(24,007,000)	4,354,000
Income taxes	14,000	16,000	2,000

Net loss	$(19,667,000)	$(24,023,000)	$4,356,000

Revenues

        Revenues decreased by $5.9 million, or 52%, in 2016 when compared to 2015 primarily as a result of recognizing $8.0 million of deferred revenue in the fourth quarter of 2015 from our May 2010 funding agreement with LLS. The decrease was partially offset by $2.1 million more contractual cost-sharing revenue from Baxalta for a portion of the costs of the INSPIRE trial in 2016 compared to the 2015 period.

General and administrative expenses

        General and administrative expenses decreased by $0.4 million, or 3.7%, to $9.2 million for the year ended December 31, 2016 compared to $9.5 million for the year ended December 31, 2015. The decrease was primarily caused by a decrease in professional fees and consulting fees of $0.5 million as we continued to focus on reducing non-core costs. The decrease was also caused by a $0.2 million decrease in facilities and related costs resulting from a reduction in general and administrative headcount to 8 at December 31, 2016 from 12 at December 31, 2015. Salaries and benefits for continuing employees was $0.5 million lower in the 2016 period, but that decrease was offset by $0.2 million greater of severance expense and $0.5 million higher bonuses paid to employees in the 2016 period. Investor relations and meetings expenses were $0.2 million higher in the 2016 period as the company attended and presented at more conferences.

Research and development expenses

        Research and development expenses decreased by $5.8 million, or 22.5%, to $20.1 million for the year ended December 31, 2016 compared to $25.9 million for the year ended December 31, 2015. This decrease was caused primarily by a $3.7 million decrease in pre-clinical and clinical development costs in the 2016 period, as we focused our development efforts on the INSPIRE trial and worked to reduce expenses related to other programs or legacy studies. The clinical and preclinical decrease was comprised of a reduction of $3.7 million in expense in the 2016 period for the higher-risk MDS studies which preceded INSPIRE, offset by a $4.9 million increase in clinical expense related to INSPIRE. The clinical and preclinical decrease was also attributable to a decrease of $1.5 million in expense related to lower risk MDS studies in 2016, a decrease of $1.2 million in preclinical and sponsored research in 2016, and decrease of $2.2 million in expense related to our oral combination program, legacy studies, and other clinical costs during 2016. The decrease in research and development expenses in 2016 was also caused by a reduction of $0.5 million in API manufacturing costs and a reduction of $0.8 million in drug product manufacturing costs. Personnel and related costs were $0.8 million lower as research and development headcount was reduced to 15 at December 31, 2016 from 23 at December 31, 2015.

Change in fair value of warrant liability

        The fair value of the warrant liability, which relates to warrants issued in January and July 2016, decreased $4.0 million during the year ended December 31, 2016 compared to no change during the year ended December 31, 2015, which resulted in a commensurate increase in other income during the 2016 period. The decrease in the fair value of the warrant liability in 2016 was primarily due to the revaluation of the warrants outstanding. At December 31, 2016, warrants outstanding entitled the holders to purchase up to 3,288,864 shares of our common stock. These warrants expire in July 2021.

Other income, net

        Other income (expense), net, was $62,000 of other income for the year ended December 31, 2016, compared to $35,000 of other expense for the year ended December 31, 2015. This change of $97,000 was due primarily to a foreign exchange gain of $1,000 in the 2016 period compared to a foreign exchange loss of $43,000 in the 2015 period, a $38,000 increase in interest income as a result of higher rates of return on cash equivalents during 2016, and the loss on the disposal of office equipment of $15,000 in the 2015 period.

Liquidity and Capital Resources

        Since our inception, we have incurred net losses and generally negative cash flows from our operations. We incurred net losses of $19.7 million and $24.0 million for the years ended December 31, 2016 and 2015, respectively. Since inception our accumulated deficit is $338.2 million. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the fourth quarter of 2017. Due to our ongoing operating losses and our accumulated deficit, in combination with the fact that the future success of the Company is dependent on its ability to obtain additional financing, the opinion of our independent registered public accounting firm on our audited consolidated financial statements for our fiscal year ended December 31, 2016 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Cash Flows

        The following table summarizes our cash flows for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(15,813,000)	$(31,238,000)
Investing activities	—	—
Financing activities	17,423,000	7,464,000
Effect of foreign currency translation	(9,000)	(9,000)

Net increase (decrease) in cash and cash equivalents	$1,601,000	$(23,783,000)

Net cash used in operating activities

        Net cash used in operating activities was $15.8 million for the year ended December 31, 2016 and consisted primarily of a net loss of $19.7 million, and a change in the fair value of warrant liability of $4.0 million, partially offset by $3.9 million of noncash stock-based compensation expense and $0.1 million of depreciation and amortization expense. Changes in operating assets and liabilities resulted in a net increase in cash of $3.8 million. Significant changes in operating assets and liabilities included a decrease of $1.5 million in receivables, primarily due collection of amounts due to us related to our collaboration with Baxalta. Accrued expenses increased $0.7 million due to higher accrued clinical costs and bonus, and the timing of invoices for clinical trial and manufacturing development costs related to the ongoing trials at December 31, 2016. Accounts payable increased $1.9 million due to the timing of payments to our vendors. Prepaid expenses and other current assets decreased $0.2 million as a result of the recognition of expense for clinical and manufacturing activities, as well as insurance expense. Deferred revenue decreased $0.5 million related to the recognition of revenue on the up-front payment under our collaboration agreement with SymBio.

        Net cash used in operating activities was $31.2 million for the year ended December 31, 2015 and consisted primarily of a net loss of $24.1 million, partially offset by recognition of deferred revenue of $8.0 million related to LLS and $0.5 million related to our SymBio collaboration agreement, as well as $3.8 million of noncash stock-based compensation expense and $0.2 million of depreciation and amortization expense. Changes in operating assets and liabilities resulted in a net decrease in cash of $2.6 million. Significant changes in operating assets and liabilities included an increase of $1.4 million in receivables, primarily due to our collaboration with Baxalta. Accrued expenses decreased $1.9 million due to lower accrued clinical costs and bonus, and the timing of invoices for clinical trial and manufacturing development costs related to the ongoing trials at December 31, 2015. Accounts payable decreased $0.6 million due to the timing of payments to our vendors. Prepaid expenses and other current assets decreased $1.2 million as a result of the recognition of expense for clinical and manufacturing activities, as well as insurance expense. Restricted cash decreased $0.1 million due to the expiration of a letter of credit related to an office lease which was terminated during the first quarter of 2015.

Net cash provided by investing activities

        Net cash provided by investing activities for the years ended December 31, 2016 and 2015 was $0.

Net cash provided by financing activities

        Net cash provided by financing activities was $17.4 million for the year ended December 31, 2016, which was due to proceeds from the sales of our common stock in our January 2016 offering and our July 2016 rights offering. In December 2016, we entered into a sales agreement with FBR to create an at-the-market equity program under which we from time to time may offer and sell shares of common stock through FBR. There were no sales of common stock under this program during the year ended December 31, 2016.

        Net cash provided by financing activities was $7.5 million for the year ended December 31, 2015, which was due to proceeds from the sales of our common stock.

Operating and Capital Expenditure Requirements

        We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2017 to increase from 2016, due to the cessation of the cost-sharing payments from Baxalta and an increase in expenditures related to our INSPIRE trial, partially offset by savings from a workforce reduction. During 2016 we received $5.0 million in cost-sharing payments under our agreement with Baxalta which was terminated as of August 31, 2016. We expect expenditures related to our INSPIRE trial to increase in 2017 as clinical trial sites and patients are added. During 2016, we implemented workforce reductions of 12 employees which represents approximately 34 percent of our workforce. Affected employees were offered severance pay in accordance with our policy or, if applicable, their employment agreements. As a result of the workforce reduction, we recorded, severance-related charges totaling approximately $3.0 million, which included a non-cash charge of approximately $1.4 million related to the accelerated vesting of the outstanding stock options for certain of the affected employees. Savings from the workforce reduction should be fully realized during 2017. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

        While we will continue to take cash conservation actions where appropriate, our net expenditures will increase in 2017, due to the termination of cost-sharing payments from Baxalta, the openings of more INSPIRE sites and more patients enrollments in the INSPIRE trial. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the fourth quarter of 2017. However, due to our ongoing losses and our accumulated deficit in combination with these factors, the opinion of our independent registered public accounting firm on our audited consolidated financial statements for our fiscal year ended December 31, 2016 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

        We are exploring various sources of funding for continued development of rigosertib in MDS and AML, as well as our ongoing operations. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. We may rely on licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories. If we choose to build a commercial infrastructure to support marketing in the United States for any of our product candidates that achieve regulatory approval, such commercial infrastructure could be expected to include a targeted, oncology sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to having any certainty about marketing approval. Furthermore, we have and expect to continue to incur additional costs associated with operating as a public company.

        We do not have the funding resources necessary to carry out all of our proposed operating activities. We will need to obtain additional financing in the future in order to fully fund our INSPIRE trial and to further develop rigosertib or any other product candidates through the regulatory approval process. Accordingly, we may delay our ongoing clinical trials, including the INSPIRE trial, until we secure adequate additional funding. We may explore various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, which may including existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, including rigosertib, or grant licenses on terms that are not favorable to us. If we are unable to secure adequate additional funding, we will continue to delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business, operating results, financial condition and cash flows may be materially and adversely affected. We will incur substantial costs beyond the present and planned clinical trials in order to file an NDA for rigosertib. The nature, design, size and cost of further studies, if required, will depend in large part on the outcome of preceding studies and discussions with regulators.

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

        In August 2014, the FASB issued guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We adopted the new guidance as of December 31, 2016. Based on our current cash position and an evaluation of our expected future net cash outflows we have determined there is substantial doubt about our ability to continue as a going concern.

        In February 2016, the FASB issued guidance which supersedes much of the current guidance for leases. The new standard requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of the new guidance, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. We are evaluating the impact of the adoption of the standard on our consolidated financial statements.

        In March 2016, the FASB issued guidance which clarifies the implementation guidance on principal versus agent considerations in the revenue recognition standard issued in May 2014. The new standard clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The effective date and transition requirements are the same as the effective date and transition requirements in the May 2014 revenue standard (Accounting Standards Codification 606). We are currently assessing the adoption methodology and the impact the adoption of these ASUs will have on our consolidated financial position, results of operations and related disclosures.

        In March 2016, the FASB issued guidance that addresses the income tax effects of stock-based payments and eliminates the windfall pool concept, as all of the tax effects related to stock-based payments will now be recorded at settlement (or expiration) through the income statement. The new guidance also permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for stock-based payment awards. Forfeitures can be estimated or recognized when they occur. The standard is effective for annual periods beginning after December 15, 2016 and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustment reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the effect this standard may have on our condensed consolidated financial statements and related disclosures

        In November 2016, the FASB issued guidance requiring that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning in 2018 and should be applied using a retrospective transition method to each period presented. Early adoption is permitted. We are currently evaluating the effect of the standard on our Consolidated Statement of Cash Flows.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2016 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information with respect to this item will be set forth in the Proxy Statement for the 2017 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics" and "Corporate Governance" and is incorporated herein by reference.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)   (1) Financial Statements:    See Index to Consolidated Financial Statements on page F-1.

        (3)   Exhibits:    See Exhibits Index on pages 59 to 61

ITEM 16.    FORM 10-K SUMMARY

        Information with respect to this item is not required and has been omitted at the Company's option.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Onconova Therapeutics, Inc.
Date: March 29, 2017
	By:	/s/ RAMESH KUMAR Ramesh Kumar Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RAMESH KUMAR, PH.D. Ramesh Kumar, Ph.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2017
/s/ MARK GUERIN Mark Guerin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2017
/s/ MICHAEL B. HOFFMAN Michael B. Hoffman	Chairman, Board of Directors	March 29, 2017
/s/ HENRY S. BIENEN, PH.D. Henry S. Bienen, Ph.D.	Director	March 29, 2017
/s/ JEROME E. GROOPMAN, M.D. Jerome E. Groopman, M.D.	Director	March 29, 2017
/s/ JAMES J. MARINO James J. Marino	Director	March 29, 2017
/s/ VIREN MEHTA Viren Mehta	Director	March 29, 2017

Signature	Title	Date

/s/ E. PREMKUMAR REDDY, PH.D. E. Premkumar Reddy, Ph.D.	Director	March 29, 2017
/s/ JACK E. STOVER Jack E. Stover	Director	March 29, 2017

EXHIBITS INDEX

Exhibit Number		Exhibit Description
3.1		Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 25, 2013).
3.2		Amended and Restated Bylaws of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 25, 2013).
3.3
Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 31, 2016)
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
4.4
Form of Warrant Certificate issued pursuant to Warrant Agreement, dated as of July 27, 2016, by and between Onconova Therapeutics, Inc. and Wells Fargo Bank, N.A., as Warrant Agent (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2016)
4.5
Warrant Agreement, dated as of July 27, 2016, by and between Onconova Therapeutics, Inc. and Wells Fargo Bank, N.A., as Warrant Agent (Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2016)
4.6		Form of Pre-Funded Warrants issued as of July 27, 2016 (Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2016)
10.1	*
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

Exhibit Number		Exhibit Description
10.16	+	Amended and Restated Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Thomas McKearn, M.D., Ph.D. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 8, 2015).
10.17	+
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
10.25
Dealer-Manager Agreement dated July 7, 2016, between Onconova Therapeutics, Inc. and Maxim Group LLC ((Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 13, 2016)
10.26
At Market Issuance Sales Agreement, dated December 5, 2016, between Onconova Therapeutics, Inc. and FBR Capital Markets & Co. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 5, 2016)
10.27	+	Letter Agreement, effective as of January 1, 2017, by and between Onconova Therapeutics, Inc. and Ramesh Kumar, Ph.D.
21.1		Subsidiaries of Onconova Therapeutics, Inc.
23.1		Consent of Ernst & Young, LLP.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ONCONOVA THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Onconova Therapeutics, Inc.

        We have audited the accompanying consolidated balance sheets of Onconova Therapeutics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Onconova Therapeutics, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 29, 2017

Onconova Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$21,400,000	$19,799,000
Receivables	31,000	1,504,000
Prepaid expenses and other current assets	1,588,000	1,832,000
Restricted cash	50,000	50,000

Total current assets	23,069,000	23,185,000
Property and equipment, net	152,000	248,000
Other non-current assets	12,000	12,000

Total assets	$23,233,000	$23,445,000

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,323,000	$3,421,000
Accrued expenses and other current liabilities	4,382,000	3,729,000
Deferred revenue	455,000	455,000

Total current liabilities	10,160,000	7,605,000
Warrant liability	3,401,000	—
Deferred revenue, non-current	4,545,000	5,000,000

Total liabilities	18,106,000	12,605,000

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 authorized at
December 31, 2016 and 2015, none issued and outstanding
at December 31, 2016 and 2015	—	—
Common stock, $0.01 par value, 25,000,000 and 75,000,000 authorized at December 31, 2016 and 2015, 6,759,895 and 2,546,419 shares issued and outstanding at December 31, 2016 and 2015	68,000	25,000
Additional paid in capital	342,484,000	328,564,000
Accumulated other comprehensive income	(31,000)	(22,000)
Accumulated deficit	(338,224,000)	(318,557,000)

Total Onconova Therapeutics, Inc. stockholders' equity	4,297,000	10,010,000
Non-controlling interest	830,000	830,000

Total stockholders' equity	5,127,000	10,840,000

Total liabilities and stockholders' equity	$23,233,000	$23,445,000

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statements of Operations

	Years ended December 31,
	2016	2015
Revenue	$5,546,000	$11,456,000
Operating expenses:
General and administrative	9,178,000	9,533,000
Research and development	20,071,000	25,895,000

Total operating expenses	29,249,000	35,428,000

Loss from operations	(23,703,000)	(23,972,000)
Change in fair value of warrant liability	3,988,000	—
Other income, net	62,000	(35,000)

Net loss before income taxes	(19,653,000)	(24,007,000)
Income taxes	14,000	16,000

Net loss	(19,667,000)	(24,023,000)
Net loss attributable to non-controlling interest	—	44,000

Net loss attributable to Onconova Therapeutics, Inc	(19,667,000)	(23,979,000)

Net loss per share of common stock, basic and diluted	$(4.44)	$(10.54)

Basic and diluted weighted average shares outstanding	4,426,639	2,273,976

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

	Years ended December 31,
	2016	2015
Net loss	$(19,667,000)	$(24,023,000)
Other comprehensive loss, before tax:
Foreign currency translation adjustments, net	(9,000)	(9,000)

Other comprehensive loss, net of tax	(9,000)	(9,000)

Comprehensive loss	(19,676,000)	(24,032,000)

Comprehensive loss attributable to non-controlling interest	—	44,000

Comprehensive loss attributable to Onconova Therapeutics, Inc	$(19,676,000)	$(23,988,000)

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statements of Stockholders' Equity

	Stockholders' Equity (Deficit)
	Common Stock				Accumulated other comprehensive income (loss)
			Additional Paid in Capital	Accumulated deficit		Non-controlling interest
	Shares	Amount					Total
Balance at December 31, 2014	2,170,317	$21,000	$317,318,000	$(294,578,000)	$(13,000)	$874,000	$23,622,000
Net loss	—	—	—	(23,979,000)	—	(44,000)	(24,023,000)
Other comprehensive loss	—	—	—	—	(9,000)	—	(9,000)
Stock-based compensation	—	—	3,786,000	—	—	—	3,786,000
Issuance of common stock, net	376,192	4,000	7,460,000	—	—	—	7,464,000
Common stock surrendered	(90)	—	—	—	—	—	—

Balance at December 31, 2015	2,546,419	$25,000	$328,564,000	$(318,557,000)	$(22,000)	$830,000	$10,840,000

Net loss	—	—	—	(19,667,000)	—	—	(19,667,000)
Other comprehensive loss	—	—	—	—	(9,000)	—	(9,000)
Exercise of stock options	403	—	3,000	—	—	—	3,000
Stock-based compensation	—	—	3,929,000	—	—	—	3,929,000
Shares issued in connection with reverse stock split	110	—	—	—	—	—	—
Issuance of common stock and pre-funded warrants, net	3,599,786	37,000	8,949,000	—	—	—	8,986,000
Issuance of common stock upon exercise of warrants	419,493	4,000	—	—	—	—	4,000
Issuance of common stock, net	193,684	2,000	1,039,000	—	—	—	1,041,000

Balance at December 31, 2016	6,759,895	$68,000	$342,484,000	$(338,224,000)	$(31,000)	$830,000	$5,127,000

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015
Operating activities:
Net loss	$(19,667,000)	$(24,023,000)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	96,000	150,000
Loss on asset disposal	—	22,000
Change in fair value of warrant liabilities	(3,988,000)	—
Stock compensation expense	3,929,000	3,786,000
Changes in assets and liabilities:
Receivables	1,473,000	(1,372,000)
Prepaid expenses and other current assets	244,000	1,234,000
Restricted cash	—	75,000
Accounts payable	1,902,000	(606,000)
Accrued expenses and other current liabilities	653,000	(2,048,000)
Other liabilites	—	(1,000)
Deferred revenue	(455,000)	(8,455,000)

Net cash used in operating activities	(15,813,000)	(31,238,000)

Investing activities:
Net cash provided by investing activities	—	—

Financing activities:
Proceeds from the sale of common stock and warrants, net of costs	17,420,000	7,464,000
Proceeds from the exercise of stock options	3,000	—

Net cash provided by financing activities	17,423,000	7,464,000

Effect of foreign currency translation on cash	(9,000)	(9,000)

Net increase (decrease) in cash and cash equivalents	1,601,000	(23,783,000)
Cash and cash equivalents at beginning of period	19,799,000	43,582,000

Cash and cash equivalents at end of period	$21,400,000	$19,799,000

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

Reverse Stock Split

        All common stock, equity, share and per share amounts in the financial statements and notes have been retroactively adjusted to reflect a one-for-ten reverse stock split which was effective May 31, 2016.

The Company

        Onconova Therapeutics, Inc. (the "Company") was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company's headquarters are located in Newtown, Pennsylvania. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule product candidates primarily to treat cancer. Using its proprietary chemistry platform, the Company has created an extensive library of targeted anti-cancer agents designed to work against specific cellular pathways that are important to cancer cells. The Company believes that the product candidates in its pipeline have the potential to be efficacious in a variety of cancers. The Company has three clinical-stage product candidates and several preclinical programs. In 2011, the Company entered into a license agreement, as subsequently amended, with SymBio Pharmaceuticals Limited ("SymBio"), which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. In 2012, the Company entered into a development and license agreement with Baxter Healthcare SA, the predecessor in interest to Baxalta GmbH (together with its affiliates, "Baxalta"), pursuant to which the Company granted an exclusive, royalty-bearing license for the research, development, commercialization and manufacture (in specified instances) of rigosertib in all therapeutic indications in Europe. The Baxalta agreement terminated effective August 30, 2016, at which time the rights the Company licensed to Baxalta reverted to the Company at no cost. The Company has retained development and commercialization rights to rigosertib in the rest of the world, including the United States. During 2012, Onconova Europe GmbH was established as a wholly owned subsidiary of the Company for the purpose of further developing business in Europe. In April 2013, GBO, LLC, a Delaware limited liability company, ("GBO") was formed pursuant to an agreement with GVK Biosciences Private Limited, a private limited company located in India, ("GVK") to collaborate and develop two programs using the Company's technology platform. The two preclinical programs sublicensed to GBO have not been developed to clinical stage as initially hoped, and the Company is in discussions with GVK regarding the future of GBO.

        On May 31, 2016, the Company amended its certificate of incorporation to effect a 1 for 10 reverse stock split of its common stock and to decrease the number of authorized shares of common stock from 75,000,000 to 25,000,000.

Liquidity

        The Company has incurred recurring operating losses since inception. For the year ended December 31, 2016, the Company incurred a net loss of $19,667,000 and as of December 31, 2016 the Company had generated an accumulated deficit of $338,224,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At December 31, 2016, the Company had cash and cash equivalents of $21,400,000. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Nature of Business (Continued)

        From its inception through July 2013, the Company raised significant capital through the issuance of ten series of preferred stock. On July 30, 2013, the Company completed its initial public offering (the "IPO") of 594,167 shares of the Company's common stock, par value $0.01 per share ("Common Stock"), at a price of $150.00 per share. The Company received net proceeds of $79,811,000 from the sale, net of underwriting discounts and commissions and other estimated offering expenses. Immediately prior to the consummation of the IPO, all outstanding shares of preferred stock automatically converted into shares of Common Stock at the applicable conversion ratio then in effect.

        In October 2014, the Company entered into a sales agreement with Cantor Fitzgerald & Co. ("Cantor") to create an at-the-market equity program under which the Company had the ability to offer and sell shares of its Common Stock having an aggregate offering price of up to $20,000,000 through Cantor (see Note 18). Net proceeds from sales of Common Stock under this program were $6,018,000 during the year ended December 31, 2015. The sales agreement with Cantor was terminated on January 5, 2016, and there were no sales of Common Stock under this program during the year ended December 31, 2016.

        In October 2015 the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park"). Upon execution of this purchase agreement, Lincoln Park purchased 84,676 shares of the Company's Common Stock for $1,500,000. Subject to the terms and conditions of the purchase agreement, including the effectiveness of a registration statement covering the resale of the shares, the Company may sell additional shares of its Common Stock, having an aggregate offering price of up to $15,000,000 to Lincoln Park from time to time until December 1, 2018.

        On January 5, 2016, the Company entered into a securities purchase agreement with an institutional investor providing for the issuance and sale by the Company of 193,684 shares of the Company's Common Stock and warrants to purchase 96,842 shares of the Company's Common Stock for aggregate net proceeds of $1.6 million (See Note 18)

        On July 29, 2016 the Company closed on a rights offering of units of common stock and warrants. The Company issued 3,599,786 shares of common stock, 3,192,022 tradable warrants and 656,400 pre-funded warrants in connection with the rights offering. Net proceeds were approximately $15.8 million. (See Note 18)

        The Company has and may continue to delay, scale-back, or eliminate certain of its research and development activities and other aspects of its operations until such time as the Company is successful in securing additional funding. The Company is exploring various dilutive and non-dilutive sources of funding, including equity financings, strategic alliances, business development and other sources. The future success of the Company is dependent upon its ability to obtain additional funding. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. The Company currently anticipates that current cash and cash equivalents will be sufficient to meet its anticipated cash requirements into the fourth quarter of 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that these financial statements are issued.

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and restricted cash. The Company maintains a portion of its cash and cash equivalent balances in the form of money market accounts with financial institutions that management believes are creditworthy. The Company has no financial instruments with off-balance sheet risk of loss.

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

Fair Value of Financial Instruments

        The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, marketable securities, accounts payable, and accrued liabilities approximate their

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

respective fair values because of the short-term nature of these accounts. The fair value of the warrant liability is discussed in Note 8, "Fair Value Measurements."

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

        The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the assets' book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceeds their fair value, which is measured based on the projected discounted future net cash flows generated from the assets. No impairment losses have been recorded through December 31, 2016.

Restricted Cash

        In February 2015, the Company was required to provide a $50,000 letter of credit to a surety company related to the Company's international shipments, which is secured by cash collateral recorded as restricted cash on the consolidated balance sheet as of December 31, 2016 and 2015.

Warrant Accounting

        Common stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging—Contracts in Entity's Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. (See Note 4).

        The Company's warrants that are considered to be derivative warrants, and are classified as liabilities, are recorded at fair value. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the consolidated statements of operations. The Company uses the Black-Scholes pricing model to estimate the fair value of the related derivative warrant liability. The warrants are classified as Level 3 liabilities (see Note 8 for a discussion of the fair value hierarchy).

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

Income Taxes

        The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The deferred tax asset primarily includes net operating loss and tax credit carry forwards, accrued

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

expenses not currently deductible and the cumulative temporary differences related to certain research and patent costs, which have been charged to expense in the accompanying statements of operations but have been recorded as assets for income tax purposes. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A full valuation allowance has been established against all of the deferred tax assets (see Note 9, "Income Taxes"), as it is more likely than not that these assets will not be realized given the Company's history of operating losses. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position.

Stock-Based Compensation Expense

        The Company applies the provisions of FASB Accounting Standards Codification ("ASC") Topic 718, Compensation—Stock Compensation ("ASC 718"), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employees, including employee stock options.

        At certain times throughout the Company's history, the chairman of the Company's board of directors, who is also a significant stockholder of the Company (the "Significant Holder"), afforded option holders the opportunity for liquidity in transactions in which options were exercised and the shares of Common Stock issued in connection therewith were simultaneously purchased by the Significant Holder (each, a "Purchase Transaction") (See Note 10). Because the Company had established a pattern of providing cash settlement alternatives for option holders, the Company accounted for its stock-based compensation awards as liability awards. The Company measured liability awards based on the award's intrinsic value on the grant date and then re-measured them at each reporting date until the date of settlement. Compensation expense was recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation expense for each period until settlement was based on the change in intrinsic value (or a portion of the change in intrinsic value, depending on the percentage of the requisite service that has been rendered at the reporting date). Changes in the intrinsic value of a liability that occur after the end of the requisite service period were considered compensation expense in the period in which the changes occur. On April 23, 2013, the Company distributed a notification letter to all equity award holders under the 2007 Plan advising them that Purchase Transactions would no longer occur, unless, at the time of a Purchase Transaction, the option holder has held the Common Stock issued upon exercise of options for a period of greater than six months prior to selling such Common Stock to the Significant Holder and that any such sale to the Significant Holder would be at the fair value of the Common Stock on the date of such sale. Based on these new criteria for Purchase Transactions, the Company remeasured options outstanding under the 2007 Plan as of April 23, 2013 to their intrinsic value and reclassified such options from liabilities to stockholders' deficit within the Company's consolidated balance sheets, which amounted to $14,482,000. The remaining expense for these options was recognized on a straight-line basis over the remaining requisite service period. During the year ended December 31, 2016, the remaining $244,000 of expense related to these options was recognized and as of December 31, 2016, there was no unrecognized compensation expense related to these unvested awards.

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

Clinical Trial Expense Accruals

        As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company's objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company's clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2016 and 2015, there were no material adjustments to the Company's prior period estimates of accrued expenses for clinical trials.

Collaboration Arrangements

        A collaboration arrangement is defined as a contractual arrangement that has or may have significant financial milestones associated with success-based development, which include certain arrangements the Company has entered into regarding the research and development, manufacture and/or commercialization of products and product candidates. These collaborations generally provide for non-refundable, upfront license fees, research and development and commercial performance milestone payments, cost sharing and royalty payments. The collaboration agreements with third-parties are performed on a "best efforts" basis with no guarantee of either technological or commercial success. The Company evaluates whether an arrangement is a collaboration arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company reevaluates whether an arrangement qualifies or continues to qualify as a collaboration arrangement whenever there is a change in the anticipated or actual ultimate commercial success of the endeavor. See Note 15, "License and Collaboration Agreements," for a discussion of the Company's collaborations with Baxalta and SymBio.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Basic and Diluted Net Loss Per Share of Common Stock

        Basic net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period, excluding the dilutive effects of stock options and warrants. Diluted net loss per share of common stock is computed by dividing the net loss applicable to common stockholders by the sum of the weighted-average number of shares of Common Stock outstanding during the period plus the potential dilutive effects of stock options and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of Common Stock for the years ended December 31, 2016 and 2015.

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

        In August 2014, the FASB issued guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company adopted the new guidance as of December 31, 2016. Based on its current cash position and an evaluation of expected future net cash outflows the Company has determined there is substantial doubt about its ability to continue as a going concern (See Note 1).

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

        In March 2016, the FASB issued guidance that addresses the income tax effects of stock-based payments and eliminates the windfall pool concept, as all of the tax effects related to stock-based payments will now be recorded at settlement (or expiration) through the income statement. The new guidance also permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for stock-based payment awards. Forfeitures can be estimated or recognized when they occur. The standard is effective for annual periods beginning after December 15, 2016 and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustment reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the effect this standard may have on our condensed consolidated financial statements and related disclosures

        In November 2016, the FASB issued guidance requiring that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning in 2018 and should be applied using a retrospective transition method to each period presented. Early adoption is permitted. The Company is currently evaluating the effect of the standard on its Consolidated Statement of Cash Flows.

3. Property and Equipment

        Property and equipment and related accumulated depreciation are as follows:

	December 31,
	2016	2015
Laboratory equipment	$1,037,000	$1,037,000
Software	92,000	92,000
Computer and office equipment	354,000	354,000
Leasehold improvements	745,000	745,000

	2,228,000	2,228,000
Less accumulated depreciation	(2,076,000)	(1,980,000)

	$152,000	$248,000

        Depreciation and amortization expense was $96,000 and $150,000 for the years ended December 31, 2016 and 2015, respectively.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Warrants

        Common stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging—Contracts in Entity's Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Some of the Company's warrants are classified as liabilities because in certain circumstances they could require cash settlement.

        Warrants outstanding and warrant activity for the year ended December 31, 2016 is as follows:

Description	Classification	Exercise Price	Expiration Date	Balance Decemeber 31, 2015	Warrants Issued	Warrants Exercised	Warrants Expired	Balance December 31, 2016
Non-tradable warrants	Liability	$130.50	July 2016	460	—	—	(460)	—
Non-tradable warrants	Liability	$11.50	July 2021	—	96,842	—	—	96,842
Tradable warrants	Liability	$4.92	July 2021	—	3,192,022	—	—	3,192,022
Non-tradable pre-funded
warrants	Equity	$0.01	July 2023	—	656,400	(419,493)	—	236,907

				460	3,945,264	(419,493)	(460)	3,525,771

5. Net Loss Per Share of Common Stock

        The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015
Basic and diluted net loss per share of common stock:
Net loss attributable to Onconova Therapeutics, Inc	$(19,667,000)	$(23,979,000)

Weighted average shares of common stock outstanding	4,426,639	2,273,976

Net loss per share of common stock—basic and diluted	$(4.44)	$(10.54)

        The following potentially dilutive securities outstanding at December 31, 2016 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	December 31,
	2016	2015
Warrants	3,525,771	460
Stock options	746,353	515,760

	4,272,124	516,220

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Revenue

        The Company recognized revenue under its funding, license and collaboration agreements with LLS, Baxalta and SymBio as follows:

	Year ended December 31,
	2016	2015
LLS	$—	$8,000,000
Baxalta	4,999,000	2,893,000
SymBio	547,000	563,000

	$5,546,000	$11,456,000

        See Note 14, "Research Agreements," and Note 15, "License and Collaboration Agreements," for a further discussion of the agreements with LLS, Baxalta and SymBio.

7. Balance Sheet Detail

        Receivables:

	December 31,
	2016	2015
Amounts due from Baxalta	$—	$1,384,000
Other	31,000	120,000

	$31,000	$1,504,000

        Prepaid expenses and other current assets are as follows:

	December 31,
	2016	2015
Research and development	$1,075,000	$1,018,000
Manufacturing	90,000	168,000
Insurance	350,000	451,000
Other	73,000	195,000

	$1,588,000	$1,832,000

        Accrued expenses and other current liabilities are as follows:

	December 31,
	2016	2015
Research and development	$2,376,000	$2,979,000
Employee compensation	1,573,000	438,000
Professional fees	235,000	306,000
Other	198,000	6,000

	$4,382,000	$3,729,000

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Fair Value Measurements

        Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

        The Company utilizes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company's own assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

        The Company had no assets or liabilities classified as Level 1 or Level 2. The warrant liability (see Note 4) is classified as Level 3.

        During the year ended December 31, 2015 the Company had no assets or liabilities requiring fair value measurements.

        On January 5, 2016, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with an institutional investor providing for the issuance and sale by the Company of 193,684 shares of the Company's Common Stock, at a purchase price of $9.50 per share and warrants to purchase up to 96,842 shares of the Company's Common Stock (the "Warrants") for aggregate gross proceeds of $1,840,000 (see Note 18). The Company has classified the warrants as a liability (see Note 4). The fair value was estimated using the Black-Scholes pricing model.

        On July 29, 2016 the Company closed on a Rights Offering, issuing 3,599,786 shares of Common Stock, 3,192,022 Tradable Warrants and 656,400 Pre-Funded Warrants. The Tradable Warrants are exercisable for a period of five years for one share of Common Stock at an exercise price of $4.92 per share. After the one-year anniversary of issuance, the Company may redeem the Tradable Warrants for $0.001 per Tradable Warrant if the volume weighted average price of its Common Stock is above $12.30 for each of 10 consecutive trading days (see Note 13). The Company has classified the Tradable Warrants as a liability (see Note 4). The Tradable Warrants are listed on the NASDAQ Capital Market; however, trading volume has been insufficient to determine a fair value. The fair value was estimated using the Black-Scholes pricing model.

        The Company estimated the fair value of the warrant liabilities at issuance and at December 31, 2016, using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.93%
Expected volatility	78.97%
Expected term	4.53 years
Expected dividend yield	0%

        Expected volatility is based on the historical volatility of the Company's common stock since its IPO in July 2013.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Fair Value Measurements (Continued)

        The following fair value hierarchy table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Fair Value Measurement as of December 31, 2016
	Level 1	Level 2	Level 3	Balance
Warrant liability	$—	$—	$3,401,000	$3,401,000

Total	$—	$—	$3,401,000	$3,401,000

        The following table presents a reconciliation of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2016:

Warrant Liability
Balance at December 31, 2015	$—
Issuance of warrants	7,389,000

Change in fair value upon re-measurement	(3,988,000)

Balance at December 31, 2016	$3,401,000

        There were no transfers between Level 1 and Level 2 in any of the periods reported.

9. Income Taxes

        The Company accounts for income taxes under FASB ASC 740 ("ASC 740"). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

        Income taxes have been based on the following income (loss) before income tax expense:

	December 31,
	2016	2015
Domestic	$(19,738,000)	$(24,057,000)
Foreign	85,000	50,000

	$(19,653,000)	$(24,007,000)

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

        The provision for income taxes consists of the following:

	December 31,
	2016	2015
Current
US Federal	$—	$—
State and Local	—	—
Foreign	14,000	16,000

Total Current	$14,000	$16,000

Deferred
US Federal	$—	$—
State and Local	—	—
Foreign	—	—

Total Deferred	$—	$—

Total Expense	$14,000	$16,000

        As of December 31, 2016, the Company had federal net operating loss ("NOL") carry forwards of $193,077,000, state NOL carry forwards of $154,448,000 and research and development tax credit carry forwards of $71,673,000, which are available to reduce future taxable income. The federal NOL and tax credit carry forwards will begin to expire at various dates starting in 2022. The state NOL carry forwards will begin to expire at various dates starting in 2025. The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

        The Company's reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. The Company recognized no material adjustment for unrecognized income tax benefits. Through December 31, 2016, the Company had no unrecognized tax benefits or related interest and penalties accrued.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

        The principal components of the Company's deferred tax assets are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryovers	$75,829,000	$73,648,000
R&D tax credits	71,811,000	66,374,000
Non-qualified stock options	7,413,000	6,079,000
Deferred revenue	2,030,000	2,198,000
Charitable contributions	6,000	6,000
Accrued expenses	618,000	617,000
Fixed assets	102,000	149,000

Deferred tax assets	157,809,000	149,071,000
Less valuation allowance	(157,809,000)	(149,071,000)

Net deferred tax assets	$—	$—

        ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2016 and 2015, respectively, because the Company's management has determined that is it more likely than not that these assets will not be fully realized. The Company experienced a net change in valuation allowance of $8,738,000 and $17,120,000 for the years ended December 31, 2016 and 2015, respectively.

        A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	December 31,
	2016	2015
Federal income tax expense at statutory rate	34.0%	34.0%
Permanent items	(5.9)	(13.6)
State income tax, net of federal benefit	(15.8)	12.9
Tax credits	33.5	40.2
Provision to return	(1.5)	(2.1)
Change in valuation allowance	(44.5)	(71.4)
Other	0.1	—

Effective income tax rate	(0.1)%	(0.0)%

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

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

        Further, in July 2013, the Company's board of directors and stockholders approved the 2013 Equity Compensation Plan (the "2013 Plan"), which amended, restated and renamed the 2007 Plan. Under the 2013 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, deferred share awards, performance awards and other equity-based awards to employees, directors and consultants. The Company initially reserved 610,783 shares of Common Stock for issuance, subject to adjustment as set forth in the 2013 Plan. The 2013 Plan includes an evergreen provision, pursuant to which the maximum aggregate number of shares that may be issued under the 2013 Plan is increased on the first day of each fiscal year by the lesser of (a) a number of shares equal to four percent (4%) of the issued and outstanding Common Stock of the Company, without duplication, (b) 200,000 shares and (c) such lesser number as determined by the Company's board of directors, subject to specified limitations. At December 31, 2016, there were 6,275 shares available for future issuance.

        Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company's statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company's inception. The Company recognized stock-based compensation expense as follows for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015
General and administrative	$1,887,000	$1,936,000
Research and development	2,042,000	1,850,000

	$3,929,000	$3,786,000

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

        A summary of stock option activity for the year ended December 31, 2016 is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2015	135,484	515,690	$85.60	7.46	$0
Authorized	101,857	—
Granted	(307,210)	307,210	$4.19
Exercised	—	(403)	$6.48
Forfeitures	76,144	(76,144)	$72.12

Balance, December 31, 2016	6,275	746,353	$53.50	7.70	$0

Vested or expected to vest, December 31, 2016		735,679	$73.75	6.87	$0

Exercisable at December 31, 2016		488,527	$73.75	6.87	$0

        The intrinsic value of options exercised during the years ended December 31, 2016 and 2015 was $0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the closing price.

        Information with respect to stock options outstanding and exercisable at December 31, 2016 is as follows:

Exercise Price	Shares	Exercisable
$2.65 - $6.50	294,537	111,011
$14.80 - $15.00	38,286	19,353
$23.20 - $39.80	105,393	68,038
$43.00 - $75.30	109,512	101,328
$132.80 - $151.20	192,275	183,104
$217.90 - $291.40	6,350	5,693

	746,353	488,527

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

        As of December 31, 2016, there was $2,423,000 of unrecognized compensation expense related to the unvested stock options issued from April 24, 2013 through December 31, 2016, which is expected to be recognized over a weighted-average period of approximately 1.85 years.

        The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

	Year ended December 31,
	2016	2015
Risk-free interest rate	1.49%	1.60%
Expected volatility	78.7%	75.8%
Expected term	5.68 years	6.17 years
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$3.75	$15.00

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

  •
  Expected stock price volatility: Expected volatility is based on the historical volatility of the Company's common stock since its IPO in July 2013.

  •
  Expected annual dividend yield: The Company has never paid, and does not expect to pay dividends in the foreseeable future. Accordingly, the Company assumed an expected dividend yield of 0.0%.

  •
  Estimated forfeiture rate: The Company's estimated annual forfeiture rate on stock option grants was 4.14% in 2016 and 2015, based on the historical forfeiture experience.

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

        On April 23, 2013, the Company distributed a notification letter to all equity award holders under the Company's 2007 Equity Compensation Plan (the "2007 Plan") advising them that Purchase Transactions would no longer occur, unless, at the time of a Purchase Transaction, the option holder has held the Common Stock issued upon exercise of options for a period of greater than six months prior to selling such Common Stock to the Significant Holder and that any such sale to the Significant Holder would be at the fair value of the Common Stock on the date of such sale. Based on these new criteria for Purchase Transactions, the Company remeasured options outstanding under the 2007 Plan as of April 23, 2013 to their intrinsic value and reclassified such options from liabilities to stockholders' deficit within the Company's consolidated balance sheets, which amounted to $14,482,000. During the year ended December 31, 2016, the remaining $244,000 of expense related to these options was recognized and as of December 31, 2016, there was no unrecognized compensation expense related to these unvested awards.

11. Employee Benefit Plan

        In October 2007, the Company established a 401(k) Retirement Savings Plan. Employees are eligible to participate in the plan as soon as they join the Company if they are at least 21 years of age and work a minimum of 1,000 hours per year. The Company matches $0.75 for every dollar of the first 6% of payroll that employees invest, up to the legal limit. Employer contributions vest immediately. For the years ended December 31, 2016 and 2015, the Company contributed $146,000 and $146,000, respectively.

12. Commitments and Contingencies

Operating leases

        In January 2007, the Company entered into a lease for 8,100 square feet of office and lab space in Newtown, Pennsylvania, and in October 2009, the Company and the landlord amended the lease to add three additional one-year options to extend the lease term. In November 2013 the Company renewed the lease for the period April 1, 2014 to March 31, 2015, for rent of $11,000 per month. In December 2014 the Company renewed the lease for the period April 1, 2015 to March 31, 2016, for rent of $11,500 per month. In November 2015 the Company renewed the lease for the period April 1, 2016 to March 31, 2017, for rent of $11,900 per month. In September 2012, the Company sub-leased an additional 1,356 square feet of office space. The lease was renewed through February 28, 2017 for rent of $1,600 per month. In February 2017, the Company combined the leases and renewed the lease for the combined space for the period March 1, 2017 to February 28, 2018, for rent of $13,800 per month.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingencies (Continued)

        Future minimum lease payments under these non-cancellable leases having terms in excess of one year as of December 31, 2016 are as follows:

December 31, 2016
2017	$165,000
2018	28,000

Total minimum lease payments	$193,000

        Net rent expense was $191,000 and $288,000 for the years ended December 31, 2016 and 2015, respectively.

Employment agreements

        The Company has entered into employment agreements with certain of its executives. The agreements provide for, among other things, salary, bonus and severance payments.

13. Restructuring

        In February 2016, the Company, as part of its ongoing commitment to reduce costs and conserve cash implemented workforce reductions of 6 employees in February 2016 and an additional 6 employees in August 2016. Affected employees were offered severance pay in accordance with Company policy or, if applicable, their employment agreements.

        As part of the workforce reduction the Company terminated the employment of Ajay Bansal, the Company's Chief Financial Officer, and Thomas McKearn, M.D., Ph.D., the Company's President, Research & Development. Mr. Bansal and Dr. McKearn each departed in good standing with the Company and received severance benefits consistent with a termination "without cause" pursuant to his employment agreement and the Company has agreed to extend the post-termination exercise period of their outstanding option awards until February 12, 2018, in consideration for a customary general release.

        As a result of the workforce reductions, the Company recorded, one-time severance-related charges totaling approximately $3.0 million, which included non-cash charges of approximately $1.4 million related to the accelerated vesting of the outstanding stock options for certain of the affected employees.

14. Research Agreements

        The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University ("Temple"), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through December 31, 2016 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Research Agreements (Continued)

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

15. License and Collaboration Agreements

Baxalta Agreement

        In September 2012, the Company entered into a development and license agreement with Baxter Healthcare SA, the predecessor in interest to Baxalta GmbH (together with its affiliates, "Baxalta"), pursuant to which the Company granted an exclusive, royalty-bearing license for the research, development, commercialization and manufacture (in specified instances) of rigosertib in all therapeutic indications in Europe. In accordance with this agreement, the Company received an upfront cash payment of $50,000,000 in 2012. On March 3, 2016, the Company received a notification of Baxalta's election to terminate the development and license agreement based on a strategic reprioritization review, effective August 30, 2016, at which time, the rights licensed to Baxalta reverted to the Company at no cost. Additionally, any rights the Company had to funding, pre-commercial milestone payments and royalties from Baxalta terminated in accordance with the agreement.

        Among other things, the Baxalta agreement contemplated development of rigosertib IV in higher-risk MDS patients, through the Company's ONTIME trial and, potentially, additional Phase 3 clinical trials. The ONTIME trial did not achieve its primary endpoint and the Company is continuing the development of rigosertib IV in higher-risk MDS patients through its INSPIRE trial. In accordance with the agreement, the Company elected to have Baxalta fund fifty percent of the costs of the

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

15. License and Collaboration Agreements (Continued)

INSPIRE trial, up to $15.0 million. The Company recorded revenue of $4,999,000 and $2,893,000 during the years ended December 31, 2016 and 2015, respectively, related to Baxalta's funding of the INSPIRE trial. The funding from Baxalta terminated effective August 30, 2016. The Company has overall responsibility for the trial, including determination of the trial specifications, selection of third party service providers and payment for all services and materials.

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

        Due to the lack of standalone value for the license, research and development services, and joint committee obligation, the upfront payment is being recognized ratably using the straight line method through December 2027, the expected term of the agreement. The Company recognized revenues under this agreement of $455,000 and $455,000, for the years ended December 31, 2016 and 2015, respectively. In addition, the Company recognized revenues related to the supply agreement with Symbio in the amounts of $92,000 and $108,000 for the years ended December 31, 2016 and 2015, respectively.

16. Preclinical Collaboration

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

        The two preclinical programs sublicensed to GBO have not been developed to clinical stage as initially hoped, and the Company is in discussions with GVK regarding the future of GBO. There was no activity in GBO during the year ended December 31, 2016.

17. Related-Party Transactions

        The Company has entered into a research agreement, as subsequently amended, with the Mount Sinai School of Medicine ("Mount Sinai"), with which a member of its board of directors and a significant stockholder is affiliated. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in connection with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions. Payments to Mount Sinai under this research agreement for the years ended December 31, 2016 and 2015 were $548,000 and $1,089,000, respectively. At December 31, 2016 and 2015, the Company had $175,000 and $0 payable to Mount Sinai under this agreement.

        The Company has entered into a consulting agreement with a member of its board of directors, who is also a significant stockholder. The board member provides consulting services to the Company on the terms set forth in the agreement. Payments to this board member under this agreement for the years ended December 31, 2016 and 2015 were $131,000 and $197,000, respectively. At December 31, 2016 and December 31, 2015, the Company had $33,000 and $0, respectively, payable under this agreement.

18. Securities Registrations and Sales Agreements

        In October 2014, the Company entered into a sales agreement with Cantor Fitzgerald & Co. ("Cantor") to create an at-the-market equity program under which the Company from time to time was able to offer and sell shares of its Common Stock through Cantor. A registration statement (Form S-3 No. 333-199219), relating to the shares, which was filed with the SEC became effective on November 20, 2014. During the year ended December 31, 2015, 2,715,165 shares were sold under the Cantor sales agreement for net proceeds of $6,018,000. The Cantor sales agreement was terminated on

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Securities Registrations and Sales Agreements (Continued)

January 5, 2016, and there were no sales of Common Stock under this program during the year ended December 31, 2016.

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

        Upon execution of the Lincoln Park purchase agreement, Lincoln Park made an initial purchase of 84,676 shares of the Company's Common Stock for $1,500,000. Subject to the terms and conditions of the purchase agreement, including the effectiveness of a registration statement covering the resale of the shares, the Company has the right to sell to and Lincoln Park is obligated to purchase up to an additional $15,000,000 of shares of Common Stock, subject to certain limitations, from time to time until December 1, 2018. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 10,000 shares of Common Stock on any business day, increasing to up to 25,000 shares depending upon the closing sale price of the Common Stock (such purchases, "Regular Purchases"). However, in no event shall a Regular Purchase be more than $1,000,000. The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a Regular Purchase the closing sale price of the Common Stock is not below the threshold price as set forth in the Purchase Agreement. The Company's sales of shares of Common Stock to Lincoln Park under the Purchase Agreement were limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 4.99% of the then-outstanding shares of the Common Stock, which limit increased to 9.99% on May 1, 2016.

        Pursuant to the terms of the Lincoln Park purchase agreement and to comply with the listing rules of the NASDAQ Stock Market, the number of shares issued to Lincoln Park thereunder shall not exceed 19.99% of the Company's shares outstanding on October 8, 2015 unless the approval of the Company's stockholders is obtained. This limitation shall not apply if the average price paid for all shares issued and sold under the purchase agreement is equal to or greater than $15.56. The Company is not required or permitted to issue any shares of Common Stock under the Lincoln Park purchase agreement if such issuance would breach the Company's obligations under the listing rules of the NASDAQ Stock Market.

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

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Securities Registrations and Sales Agreements (Continued)

        The net proceeds to the Company under the Lincoln Park purchase agreement will depend on the frequency and prices at which the Company may sell shares of Common Stock to Lincoln Park. The Company expects that the proceeds received from the initial purchase and any additional proceeds from future sales to Lincoln Park will be used to fund the development of the Company's clinical and preclinical programs, for other research and development activities and for general corporate purposes.

        On January 5, 2016, the Company entered into the Securities Purchase Agreement with an institutional investor providing for the issuance and sale by the Company of 193,684 shares of the Company's Common Stock, at a purchase price of $9.50 per share and warrants to purchase up to 96,842 shares of the Company's Common Stock for aggregate gross proceeds of $1,840,000. The Warrants will be exercisable from July 11, 2016 through July 11, 2021 at an exercise price of $11.50 per share of Common Stock, subject to customary adjustments. Net proceeds from the sale of the Common Stock and Warrants (not including any future proceeds from the exercise of the Warrants) were approximately $1,609,000 after deducting certain fees due to the placement agent and the Company's estimated transaction expenses. The net proceeds received by the Company from the transactions will be used to fund the development of the Company's clinical and preclinical programs, for other research and development activities and for general corporate purposes.

        The shares of Common Stock sold by the Company pursuant to the Securities Purchase Agreement were sold pursuant to an effective shelf registration statement on Form S-3, which was initially filed with the SEC on October 8, 2014 and subsequently declared effective on November 20, 2014 (File No. 333-199219).

        The Warrants were issued and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. Accordingly, the Warrants and the shares of Common Stock underlying the Warrants may not be offered or sold except pursuant to an effective registration statement under the Securities Act or pursuant to an available exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and in accordance with applicable state securities laws. These warrants are classified as liabilities because under certain specific circumstances the warrants could require cash settlement.

        On July 8, 2016, the Company distributed to holders of its Common Stock and to holders of certain of outstanding warrants, at no charge, non-transferable subscription rights to purchase units. Each unit consisted of one share of Common Stock and 0.75 of a tradable warrant representing the right to purchase one share of Common Stock ("Tradeable Warrants"). The offering of units pursuant to the subscription rights is referred to as the "Rights Offering." On July 7, 2016, the Company entered into a dealer-manager agreement (the "Dealer-Manager Agreement") with Maxim Group LLC ("Maxim"), to engage Maxim as dealer-manager for the Rights Offering.

        In the Rights Offering, holders received 1.5 subscription rights for each share of Common Stock, or each share of Common Stock underlying participating warrants owned on the record date, July 7, 2016. Subscribers whose subscriptions otherwise would have resulted in their beneficial ownership of more than 4.99% of the Company's Common Stock could elect to receive, in lieu of shares of Common Stock in excess of that threshold, pre-funded warrants to purchase the same number of shares of Common Stock for $0.01 ("Pre-Funded Warrants"), and the subscription price per unit consisting of a Pre-Funded Warrant in lieu of a share of Common Stock was reduced by the $0.01 exercise price.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Securities Registrations and Sales Agreements (Continued)

        The Rights Offering closed on July 29, 2016. Gross proceeds from the offering were $17.4 million, which represents the sale of all 4,256,186, units at approximately $4.10 per unit. Net proceeds were approximately $15.8 million. The Company issued 3,599,786 shares of Common Stock, 3,192,022 Tradable Warrants and 656,400 Pre-Funded Warrants in the Rights Offering. The Tradable Warrants are exercisable for a period of five years for one share of Common Stock at an exercise price of $4.92 per share. After the one-year anniversary of issuance, we may redeem the Tradable Warrants for $0.001 per Tradable Warrant if the volume weighted average price of our Common Stock is above $12.30 for each of 10 consecutive trading days. On August 3, 2016, the Tradable Warrants were listed for trading on the NASDAQ Capital Market under the symbol "ONTXW." The tradable warrants are classified as liabilities because under certain specific circumstances the warrants could require cash settlement.

        The Pre-Funded Warrants are exercisable for one share of Common Stock at an exercise price of $0.01. The exercise period for the Pre-Funded Warrants is seven years, which may be extended if an exercise would result in the holder's beneficial ownership of our Common Stock exceeding 4.99%.

        In connection with the Rights Offering, the Company paid to Maxim a cash fee equal to (a) 4.5% of the dollar amount of the units sold to any holders of subscription rights who were beneficial owners of shares of the Company's common stock prior to July 30, 2013, and (b) 8.0% of the dollar amount of the units sold to any other holders of subscription rights, plus a non-accountable expense allowance of $100,000 for expenses incurred in connection with the Rights Offering.

        A registration statement on Form S-1, as amended (File No. 333-211769), relating to the securities being offered and sold in connection with the Rights Offering was declared effective by the SEC on July 7, 2016. A prospectus and prospectus supplement relating to and describing the terms of the Rights Offering has been filed with the SEC as a part of the registration statement and is available on the SEC's web site at http://www.sec.gov.

        In December 2016, the Company entered into a sales agreement with FBR Capital Markets & Co. ("FBR") to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its Common Stock through FBR. The Shares to be sold under the Sales Agreement, if any, will be issued and sold pursuant to the Company's shelf registration statement on Form S-3 (File No 333-199219), previously filed with the SEC on October 8, 2014 and declared effective by the SEC on November 20, 2014. A prospectus supplement related to the Company's at-the-market equity program was filed with the SEC on December 5, 2016. There were no sales of Common Stock under this program during the year ended December 31, 2016.