Form 10-Q
period 2017-03-31
Onconova Therapeutics, Inc.
filed 2017-05-15
CIK 1130598

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of April 30, 2017 was 9,487,583.

ONCONOVA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Onconova Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,389,000	$21,400,000
Receivables	126,000	31,000
Prepaid expenses and other current assets	848,000	1,588,000
Restricted cash	50,000	50,000
Total current assets	16,413,000	23,069,000
Property and equipment, net	129,000	152,000
Other non-current assets	12,000	12,000
Total assets	$16,554,000	$23,233,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,407,000	$5,323,000
Accrued expenses and other current liabilities	4,021,000	4,382,000
Deferred revenue	455,000	455,000
Total current liabilities	9,883,000	10,160,000
Warrant liability	4,950,000	3,401,000
Deferred revenue, non-current	4,432,000	4,545,000
Total liabilities	19,265,000	18,106,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized at March 31, 2017 and December 31, 2016, none issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 25,000,000 authorized at March 31, 2017 and December 31, 2016, 6,772,659 and 6,759,895 shares issued and outstanding at March 31, 2017 and December 31, 2016	68,000	68,000
Additional paid in capital	342,982,000	342,484,000
Accumulated other comprehensive income	(26,000)	(31,000)
Accumulated deficit	(346,565,000)	(338,224,000)
Total Onconova Therapeutics, Inc. stockholders’ equity	(3,541,000)	4,297,000
Non-controlling interest	830,000	830,000
Total stockholders’ (deficit) equity	(2,711,000)	5,127,000

Total liabilities and stockholders’ (deficit) equity	$16,554,000	$23,233,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months ended March 31,
	2017	2016

Revenue	$210,000	$1,474,000
Operating expenses:
General and administrative	2,116,000	3,172,000
Research and development	4,886,000	5,822,000
Total operating expenses	7,002,000	8,994,000
Loss from operations	(6,792,000)	(7,520,000)

Change in fair value of warrant liability	(1,549,000)	271,000
Other income, net	—	9,000
Net loss	(8,341,000)	(7,240,000)
Net loss attributable to non-controlling interest	—	—
Net loss attributable to Onconova Therapeutics, Inc	(8,341,000)	(7,240,000)
Net loss per share of common stock, basic and diluted	$(1.23)	$(2.65)
Basic and diluted weighted average shares outstanding	6,771,383	2,731,590

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months ended March 31,
	2017	2016

Net loss	$(8,341,000)	$(7,240,000)
Other comprehensive loss, before tax:
Foreign currency translation adjustments, net	5,000	6,000
Other comprehensive loss, net of tax	5,000	6,000
Comprehensive loss	(8,336,000)	(7,234,000)
Comprehensive loss attributable to non-controlling interest	—	—
Comprehensive loss attributable to Onconova Therapeutics, Inc.	$(8,336,000)	$(7,234,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statement of Stockholders’ (Deficit) Equity (unaudited)

	Stockholders’ Equity (Deficit)
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive	Non-controlling
	Shares	Amount	Capital	deficit	income (loss)	interest	Total

Balance at December 31, 2016	6,759,895	$68,000	$342,484,000	$(338,224,000)	$(31,000)	$830,000	$5,127,000

Net loss	—	—	—	(8,341,000)	—	—	(8,341,000)
Other comprehensive loss	—	—	—	—	5,000	—	5,000
Stock-based compensation	—	—	458,000	—	—	—	458,000
Issuance of common stock, net	12,764	—	40,000	—	—	—	40,000
Balance at March 31, 2017	6,772,659	$68,000	$342,982,000	$(346,565,000)	$(26,000)	$830,000	$(2,711,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months ended March 31,
	2017	2016
Operating activities:
Net loss	$(8,341,000)	$(7,240,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,000	24,000
Change in fair value of warrant liabilities	1,549,000	(271,000)
Stock compensation expense	458,000	2,170,000
Changes in assets and liabilities:
Receivables	(95,000)	136,000
Prepaid expenses and other current assets	740,000	679,000
Accounts payable	84,000	(125,000)
Accrued expenses and other current liabilities	(361,000)	162,000
Deferred revenue	(113,000)	(114,000)
Net cash used in operating activities	(6,056,000)	(4,579,000)

Investing activities:
Net cash provided by investing activities	—	—

Financing activities:
Proceeds from the sale of common stock and warrants, net of costs	40,000	1,609,000
Net cash provided by financing activities	40,000	1,609,000
Effect of foreign currency translation on cash	5,000	6,000
Net decrease in cash and cash equivalents	(6,011,000)	(2,964,000)
Cash and cash equivalents at beginning of period	21,400,000	19,799,000
Cash and cash equivalents at end of period	$15,389,000	$16,835,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Reverse Stock Split

All Common Stock (as defined below), equity, share and per share amounts in the financial statements and notes have been retroactively adjusted to reflect a one-for-ten reverse stock split which was effective May 31, 2016.

The Company

Onconova Therapeutics, Inc. (the “Company”) was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company’s headquarters are located in Newtown, Pennsylvania. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule product candidates primarily to treat cancer. Using its proprietary chemistry platform, the Company has created a library of targeted anti-cancer agents designed to work against specific cellular pathways that are important to cancer cells. The Company believes that the product candidates in its pipeline have the potential to be efficacious in a variety of cancers. The Company has three clinical-stage product candidates and several preclinical programs. In 2011, the Company entered into a license agreement, as subsequently amended, with SymBio Pharmaceuticals Limited (“SymBio”), which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. In 2012, the Company entered into a development and license agreement with Baxter Healthcare SA, the predecessor in interest to Baxalta GmbH (together with its affiliates, “Baxalta”), pursuant to which the Company granted an exclusive, royalty-bearing license for the research, development, commercialization and manufacture (in specified instances) of rigosertib in all therapeutic indications in Europe. The Baxalta agreement terminated effective August 30, 2016, at which time the rights the Company licensed to Baxalta reverted to the Company at no cost. The Company has retained development and commercialization rights to rigosertib in the rest of the world, including the United States. During 2012, Onconova Europe GmbH was established as a wholly owned subsidiary of the Company for the purpose of further developing business in Europe. In April 2013, GBO, LLC, a Delaware limited liability company, (“GBO”) was formed pursuant to an agreement with GVK Biosciences Private Limited, a private limited company located in India, (“GVK”) to collaborate and develop two programs using the Company’s technology platform. The two preclinical programs sublicensed to GBO have not been developed to clinical stage as initially hoped, and the Company is in discussions with GVK regarding the future of GBO.

On May 31, 2016, the Company amended its certificate of incorporation to effect a 1 for 10 reverse stock split of its common stock par value $0.01 per share (“Common Stock”) and to decrease the number of authorized shares of Common Stock from 75,000,000 to 25,000,000.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity

The Company has incurred recurring operating losses since inception. For the three months ended March 31, 2017, the Company incurred a net loss of $8,341,000 and as of March 31, 2017 the Company had generated an accumulated deficit of $346,565,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At March 31, 2017, the Company had cash and cash equivalents of $15,389,000. The Company will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy.

From its inception through July 2013, the Company raised capital through the private issuance of preferred stock. On July 30, 2013, the Company completed its initial public offering (the “IPO”) of 594,167 shares of Common Stock, at a price of $150.00 per share. The Company received net proceeds of $79,811,000 from the sale, net of underwriting discounts and commissions and other estimated offering expenses. Immediately prior to the consummation of the IPO, all outstanding shares of preferred stock automatically converted into shares of Common Stock at the applicable conversion ratio then in effect.

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

On January 5, 2016, the Company entered into a securities purchase agreement with an institutional investor providing for the issuance and sale by the Company of 193,684 shares of the Company’s Common Stock and warrants to purchase 96,842 shares of the Company’s Common Stock for aggregate net proceeds of $1.6 million (See Note 13)

On July 29, 2016 the Company closed on a rights offering of units of Common Stock and warrants. The Company issued 3,599,786 shares of Common Stock, 3,192,022 tradable warrants and 656,400 pre-funded warrants in connection with the rights offering. Net proceeds were approximately $15.8 million. (See Note 13)

On April 26, 2017 the Company closed on an underwritten public offering of Common Stock. The Company issued 2,476,190 shares of Common Stock. Net proceeds were approximately $4.6 million. The underwriters have a 45-day option to purchase up to an additional 363,580 shares. On May 12, 2017, the underwriters exercised their option to purchase 363,580 additional shares. Closing is expected to be May 17, 2017 and net proceeds are expected to be approximately $0.7 million. (See Note 13)

The Company has and may continue to delay, scale-back, or eliminate certain of its research and development activities and other aspects of its operations until such time as the Company is successful in securing additional funding. The Company is exploring various dilutive and non-dilutive sources of funding, including equity financings, strategic alliances, business development and other sources. The future success of the Company is dependent upon its ability to obtain additional funding. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. The Company currently anticipates that current cash and cash equivalents will be sufficient to meet its anticipated cash requirements to the end of 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2017, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016, the consolidated statement of stockholders’ equity for the three months ended March 31, 2017 and the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2017, the results of its operations for the three months ended March 31, 2017 and 2016, and its cash flows for the three months ended March 31, 2017 and 2016. The financial data and other information disclosed in these notes related to the three months ended March 31, 2017 and 2016 are unaudited. The results for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K filed with the SEC on March 29, 2017.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K filed with the SEC on March 29, 2017. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

Fair Value Measurements

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, marketable securities, accounts payable, and accrued liabilities approximate their respective fair values because of the short-term nature of these accounts. The fair value of the warrant liability is discussed in Note 7, “Fair Value Measurements.”

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

In March 2016, the FASB issued guidance that addresses the income tax effects of stock-based payments and eliminates the windfall pool concept, as all of the tax effects related to stock-based payments will now be recorded at settlement (or expiration) through the income statement. The new guidance also permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for stock-based payment awards. Forfeitures can be estimated or recognized when they occur. The standard is effective for annual periods beginning after December 15, 2016 and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustment reflected as of the beginning of the fiscal year of adoption. The Company adopted the new guidance as of January 1, 2017. The adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

3.  Revenue

The Company recognized revenue under its license and collaboration agreements with Baxalta and SymBio as follows:

	Three Months ended March 31,
	2017	2016

Baxalta	$—	$1,221,000
SymBio	210,000	253,000
	$210,000	$1,474,000

See Note 10, “License and Collaboration Agreements,” for a further discussion of the agreements with Baxalta and SymBio.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4.  Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at March 31, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	March 31,
	2017	2016
Warrants	3,525,771	96,842
Stock options	891,518	567,121
	4,417,289	663,963

5.  Warrants

Common Stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Some of the Company’s warrants are classified as liabilities because in certain circumstances they could require cash settlement.

Warrants outstanding and warrant activity for the three months ended March 31, 2017 is as follows:

				Balance				Balance
		Exercise	Expiration	Decemeber 31,	Warrants	Warrants	Warrants	March 31,
Description	Classification	Price	Date	2016	Issued	Exercised	Expired	2017

Non-tradable warrants	Liability	$11.50	July 2021	96,842	—	—	—	96,842
Tradable warrants	Liability	$4.92	July 2021	3,192,022	—	—	—	3,192,022
Non-tradable pre-funded warrants	Equity	$0.01	July 2023	236,907	—	—	—	236,907

				3,525,771	—	—	—	3,525,771

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Detail

Prepaid expenses and other current assets:

	March 31,	December 31,
	2017	2016

Research and development	$494,000	$1,075,000
Manufacturing	41,000	90,000
Insurance	209,000	350,000
Other	104,000	73,000
	$848,000	$1,588,000

Property and equipment:

	March 31,	December 31,
	2017	2016

Property and equipment	$2,228,000	$2,228,000
Accumulated depreciation	(2,099,000)	(2,076,000)
	$129,000	$152,000

Accrued expenses and other current liabilities:

	March 31,	December 31,
	2017	2016

Research and development	$3,272,000	$2,376,000
Employee compensation	552,000	1,573,000
Professional fees	109,000	235,000
Other	88,000	198,000
	$4,021,000	$4,382,000

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

The Company had no assets or liabilities classified as Level 1 or Level 2. The warrant liability (see Note 7 is classified as Level 3.

On January 5, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional investor providing for the issuance and sale by the Company of 193,684 shares of Common Stock, at a purchase price of $9.50 per share and warrants to purchase up to 96,842 shares of Common Stock (the “Warrants”) for aggregate gross proceeds of $1,840,000 (see Note 13). The Company has classified the warrants as a liability (see Note 5). The fair value was estimated using the Black-Scholes pricing model.

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

The Company estimated the fair value of the warrant liabilities at issuance and at March 31, 2017, using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.72%
Expected volatility	78.54%
Expected term	4.34 years
Expected dividend yield	0%

Expected volatility is based on the historical volatility of the Company’s Common Stock since its IPO in July 2013.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Fair Value Measurements (Continued)

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017:

	Fair Value Measurement as of March 31, 2017
	Level 1	Level 2	Level 3	Balance

Warrant liability	$—	$—	$4,950,000	$4,950,000
Total	$—	$—	$4,950,000	$4,950,000

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017:

Warrant Liability
Balance at December 31, 2016	$3,401,000
Issuance of warrants	—
Change in fair value upon re-measurement	1,549,000
Balance at March 31, 2017	$4,950,000

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

Further, in July 2013, the Company’s board of directors and stockholders approved the 2013 Equity Compensation Plan (the “2013 Plan”), which amended, restated and renamed the 2007 Plan. Under the 2013 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, deferred share awards, performance awards and other equity-based awards to employees, directors and consultants. The Company initially reserved 610,783 shares of Common Stock for issuance, subject to adjustment as set forth in the 2013 Plan. The 2013 Plan includes an evergreen provision, pursuant to which the maximum aggregate number of shares that may be issued under the 2013 Plan is increased on the first day of each fiscal year by the lesser of (a) a number of shares equal to four percent (4%) of the issued and outstanding Common Stock of the Company, without duplication, (b) 200,000 shares and (c) such lesser number as determined by the Company’s board of directors, subject to specified limitations. At March 31, 2017, there were 61,110 shares available for future issuance.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense as follows for the three months ended March 31, 2017 and 2016:

	Three Months ended March 31,
	2017	2016
General and administrative	$265,000	$970,000
Research and development	193,000	1,200,000
	$458,000	$2,170,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.  Stock-Based Compensation (Continued)

A summary of stock option activity for the three months ended March 31, 2017 is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2016	6,275	746,353	$53.50	7.70	$0
Authorized	200,000	—
Granted	(161,311)	161,311	$2.70
Exercised	—	—	$—
Forfeitures	16,146	(16,146)	$96.42
Balance, March 31, 2017	61,110	891,518	$43.53	7.93	$0
Vested or expected to vest, March 31, 2017		875,680	$69.15	6.87	$0
Exercisable at March 31, 2017		508,966	$69.15	6.87	$0

Information with respect to stock options outstanding and exercisable at March 31, 2017 is as follows:

Exercise Price	Shares	Exercisable
$2.65 - $6.50	455,027	137,030
$14.80 - $15.00	37,992	20,781
$23.20 - $39.80	104,389	71,146
$43.00 - $75.30	102,807	95,761
$132.80 - $151.20	185,953	179,335
$277.10 - $291.40	5,350	4,913
	891,518	508,966

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.  Stock-Based Compensation (Continued)

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options at the grant date. The Black-Scholes model requires the Company to make certain estimates and assumptions, including estimating the fair value of the Company’s Common Stock, assumptions related to the expected price volatility of the Common Stock, the period during which the options will be outstanding, the rate of return on risk-free investments and the expected dividend yield for the Company’s stock.

As of March 31, 2017, there was $2,273,000 of unrecognized compensation expense related to the unvested stock options issued from April 24, 2013 through March 31, 2017, which is expected to be recognized over a weighted-average period of approximately 2.18 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

	Three Months ended March 31,
	2017	2016
Risk-free interest rate	2.07%	1.35%
Expected volatility	79.38%	75.71%
Expected term	6.00 years	5.78 years
Expected dividend yield	0%	0%
Weighted average grant date fair value	$1.86	$2.87

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

•                  Estimated forfeiture rate: The Company’s estimated annual forfeiture rate on stock option grants was 4.14% in 2017 and 2016, based on the historical forfeiture experience.

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

On April 23, 2013, the Company distributed a notification letter to all equity award holders under the Company’s 2007 Equity Compensation Plan (the “2007 Plan”) advising them that Purchase Transactions would no longer occur, unless, at the time of a Purchase Transaction, the option holder has held the Common Stock issued upon exercise of options for a period of greater than six months prior to selling such Common Stock to the Significant Holder and that any such sale to the Significant Holder would be at the fair value of the Common Stock on the date of such sale. Based on these new criteria for Purchase Transactions, the Company remeasured options outstanding under the 2007 Plan as of April 23, 2013 to their intrinsic value and reclassified such options from liabilities to stockholders’ deficit within the Company’s consolidated balance sheets, which amounted to $14,482,000.  As of March 31, 2017, there was no unrecognized compensation expense related to these awards.

9. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through March 31, 2017 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. License and Collaboration Agreements

Baxalta Agreement

In September 2012, the Company entered into a development and license agreement with Baxter Healthcare SA, the predecessor in interest to Baxalta, pursuant to which the Company granted an exclusive, royalty-bearing license for the research, development, commercialization and manufacture (in specified instances) of rigosertib in all therapeutic indications in Europe.  In accordance with this agreement, the Company received an upfront cash payment of $50,000,000 in 2012.  On March 3, 2016, the Company received a notification of Baxalta’s election to terminate the development and license agreement based on a strategic reprioritization review, effective August 30, 2016, at which time, the rights licensed to Baxalta reverted to the Company at no cost. Additionally, any rights the Company had to funding, pre-commercial milestone payments and royalties from Baxalta terminated in accordance with the agreement.

Among other things, the Baxalta agreement contemplated development of rigosertib IV in higher-risk MDS patients, through the Company’s ONTIME trial and, potentially, additional Phase 3 clinical trials. The ONTIME trial did not achieve its primary endpoint and the Company is continuing the development of rigosertib IV in higher-risk MDS patients through its INSPIRE trial. In accordance with the agreement, the Company elected to have Baxalta fund fifty percent of the costs of the INSPIRE trial, up to $15.0 million. The Company recorded revenue of $0 during the three months ended March 31, 2017 and $1,221,000 during the three months ended March 31, 2016 related to Baxalta’s funding of the INSPIRE trial. The funding from Baxalta terminated effective August 30, 2016. The Company has overall responsibility for the trial, including determination of the trial specifications, selection of third party service providers and payment for all services and materials.

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

The two preclinical programs sublicensed to GBO have not been developed to clinical stage as initially hoped, and the Company is in discussions with GVK regarding the future of GBO. There was no activity in GBO during the three months ended March 31, 2017 and 2016.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Related-Party Transactions

The Company has entered into a research agreement, as subsequently amended, with the Mount Sinai School of Medicine (“Mount Sinai”), with which a member of its board of directors and a significant stockholder is affiliated. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in connection with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions. Payments to Mount Sinai under this research agreement for the three months ended March 31, 2017 and 2016 were $88,000 and $0, respectively. At March 31, 2017 and December 31, 2016, the Company had $88,000 and $175,000, respectively, payable to Mount Sinai under this agreement.

The Company has entered into a consulting agreement with a member of its board of directors, who is also a significant stockholder of the Company. The board member provides consulting services to the Company on the terms set forth in the agreement. Payments to this board member for the three months ended March 31, 2017 and 2016 were $33,000 and $33,000, respectively. At March 31, 2017 and December 31, 2016, the Company had $33,000 and $33,000, respectively, payable under this agreement.

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

On October 8, 2015, the Company entered into a Purchase Agreement, and a registration rights agreement  with Lincoln Park. A registration statement (Form S-1 No. 333-207533), relating to the shares, which was filed with the SEC became effective on November 3, 2015.

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

On July 8, 2016, the Company distributed to holders of its Common Stock and to holders of certain of outstanding warrants, at no charge, non-transferable subscription rights to purchase units. Each unit consisted of one share of Common Stock and 0.75 of a tradable warrant representing the right to purchase one share of Common Stock (“Tradeable Warrants”). The offering of units pursuant to the subscription rights is referred to as the “Rights Offering.” On July 7, 2016, the Company entered into a dealer-manager agreement with Maxim Group LLC (“Maxim”), to engage Maxim as dealer-manager for the Rights Offering.

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

The Rights Offering closed on July 29, 2016. Gross proceeds from the offering were $17.4 million, which represents the sale of all 4,256,186, units at approximately $4.10 per unit. Net proceeds were approximately $15.8 million. The Company issued 3,599,786 shares of Common Stock, 3,192,022 Tradable Warrants and 656,400 Pre-Funded Warrants in the Rights Offering. The Tradable Warrants are exercisable for a period of five years for one share of Common Stock at an exercise price of $4.92 per share. After the one-year anniversary of issuance, we may redeem the Tradable Warrants for $0.001 per Tradable Warrant if the volume weighted average price of our Common Stock is above $12.30 for each of 10 consecutive trading days. On August 3, 2016, the Tradable Warrants were listed for trading on the NASDAQ Capital Market under the symbol “ONTXW.” The tradable warrants are classified as liabilities because under certain specific circumstances the warrants could require cash settlement.

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

In December 2016, the Company entered into a sales agreement (the “Sales Agreement”) with FBR Capital Markets & Co. (“FBR”) to create an at-the-market equity program (“ATM Program”) under which the Company from time to time may offer and sell shares of its Common Stock through FBR. The Shares to be sold under the Sales Agreement were issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No 333-199219), previously filed with the SEC on October 8, 2014 and declared effective by the SEC on November 20, 2014. A prospectus supplement related to the Company’s ATM Program was filed with the SEC on December 5, 2016. Sales under the Sales Agreement were 12,764 shares for net proceeds of approximately $40,000. The Sales Agreement was terminated effective April 19, 2017.

14. Subsequent Events

On April 20, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Laidlaw & Company (UK) Ltd. (“Laidlaw”), with respect to the issuance and sale in an underwritten public offering (the “Offering”) by the Company of 2,476,190 shares of Common Stock (the “Shares”), at a price to the public of $2.10 per Share. Pursuant to the Underwriting Agreement, the Company granted Laidlaw a 45-day option to purchase up to an additional 363,580 Shares. The Offering closed on April 26, 2017 and the proceeds to the Company, net of expenses, were approximately $4.6 million. The Underwriting Agreement contained customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and Laidlaw, including for liabilities under the Securities Act of 1933, as amended (the “Securities Act”), other obligations of the parties and termination provisions. On May 12, 2017, Laidlaw exercised their option to purchase 363,580 additional shares. Closing is expected to be May 17, 2017 and proceeds to the Company, net of expenses are expected to be approximately $0.7 million.

Subsequent to March 31, 2017 there was a decrease in the fair value of the warrant liability.  The fair value at March 31, 2017 was $4,950,000. The estimated fair value at May 15, 2017 is approximately $2,900,000. The estimated decrease would reduce the Company’s net loss by approximately $2,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with interim unaudited condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report, and the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the SEC on March 29, 2017. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Onconova” refer to Onconova Therapeutics, Inc. and its consolidated subsidiaries.

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule product candidates primarily to treat cancer. Using our proprietary chemistry platform, we have created an extensive library of targeted agents designed to work against cellular pathways important to cancer cells. We believe that the product candidates in our pipeline have the potential to be efficacious in a variety of cancers. We have one Phase 3 clinical-stage product candidate and two other clinical-stage product candidates (one of which is being developed for treatment of acute radiation syndromes) and several preclinical programs. Substantially all of our current effort is focused on our lead product candidate, rigosertib. Rigosertib is being tested in an intravenous formulation as a single agent, and an oral formulation in combination with azacitidine, in clinical trials for patients with higher-risk myelodysplastic syndromes (“MDS”).

In December 2015, we enrolled the first patient in a randomized controlled Phase 3 clinical trial of intravenous rigosertib “rigosertib IV” in a population of patients with higher-risk MDS after failure of hypomethylating agent (“HMA”) therapy. The trial, which we refer to as INSPIRE, is expected to enroll approximately 225 patients at more than 170 sites globally. The primary endpoint of INSPIRE is overall survival, and an interim analysis is anticipated in the second half of 2017. We anticipate reporting topline data from the INSPIRE trial in 2018.

Our net losses were $8.3 million and $7.2 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $346.6 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met.

During 2016, we took significant actions to conserve cash, including reduction in personnel and expenditures. While we will continue to take cash conservation actions where appropriate, our net expenditures will increase in 2017 as more INSPIRE sites open and more patients enroll in the INSPIRE trial. Additionally, cost sharing payments from Baxalta have terminated. As of March 31, 2017, we had $15.4 million in cash and cash equivalents.

In January 2016, we completed a sale of Common Stock and warrants for net proceeds of approximately $1.6 million. In July 2016, we completed a rights offering of units of Common Stock and warrants for net proceeds of $15.8 million. In December 2016, we entered into a sales agreement with FBR Capital Markets & Co. (“FBR”) to create an at-the-market equity program under which we from time to time may offer and sell shares of Common Stock through FBR. Sales under the agreement were 12,764 shares for net proceeds of approximately $40,000. The agreement with FBR was terminated effective April 19, 2017. In April 2017, we completed an underwritten public offering of 2,476,190 shares of the Company’s Common Stock, at a price to the public of $2.10 per share for net proceeds of approximately $4.6 million. In May 2017, the underwriters exercised their option to purchase an additional 363,580 shares, which is expected to close on May 17, 2017 for additional net proceeds of $0.7 million.

We believe that our cash and cash equivalents, will be sufficient to fund our ongoing trials to the end of December 2017, although there is substantial doubt about our ability to continue as a going concern.

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

During 2014 and 2015, we held meetings with the U.S. Food and Drug Administration (“FDA”) European Medicines Agency (“EMA”) and several European national regulatory authorities to discuss and seek guidance on a path for approval of rigosertib IV in higher-risk MDS patients whose disease had failed HMA therapy. After discussions with the FDA and EMA, we refined our patient eligibility criteria by defining what we believe to be a more homogenous patient population. After regulatory feedback, input from key opinion leaders in the U.S. and Europe and based on learnings from the ONTIME study, we designed a new randomized controlled Phase 3 trial, referred to as INSPIRE. The INSPIRE trial will enroll higher-risk MDS patients under 82 years of age who have progressed on, or failed to respond to, previous treatment with HMAs within nine months or nine cycles over the course of one year after initiation of HMA therapy, and had their last dose of HMA within six months prior to enrollment in the trial. The primary endpoint of this study is overall survival of all randomized patients in the intent-to-treat (“ITT”) population and the International Prognostic Scoring System- Revised  (IPSS-R) Very High Risk subgroup. An interim analysis is planned after fifty percent of the total death events have occurred. This randomized trial of approximately 225 patients is expected to be conducted at more than 170 sites globally. The first patient in the INSPIRE trial was enrolled at the MD Anderson Cancer Center in December 2015, the first patient in Europe was enrolled in March, 2016, and the first patient in Japan was enrolled in July, 2016.

Enrollment for the INSPIRE Phase 3 trial for second-line higher-risk MDS patients is highly selective and required us to search extensively to identify appropriate candidates meeting the stringent entry criteria. We are encouraged that the enrollment is on track, with trial sites in 18 countries on four continents. Our partner SymBio Pharmaceuticals has opened 33 sites in Japan collaborating on the INSPIRE protocol. The trial is expected to be open in 19 countries by the end of May 2017. We intend to maintain this momentum. We continue to anticipate the pre-planned interim analysis in the second half of 2017 and full enrollment by the first quarter of 2018. The interim analysis will involve a review of the efficacy and safety data for the first half of the trial by our independent data monitoring committee (DMC). This interim analysis may result in the trial continuing as planned, randomization for the Very High Risk MDS subgroup continuing with the other subgroups closed to further accrual, or the trial being stopped for futility. This analysis may also result in an increase to the study’s sample size. Our statistical analysis plan is currently under review by the FDA. As called for in the INSPIRE Charter, recently the DMC performed its second safety review. Subsequently, the trial is continuing as planned.

Safety and Tolerability of rigosertib in MDS and other hematologic malignancies

A comprehensive analysis of IV and oral rigosertib safety in patients with Myelodysplastic Syndromes (MDS) and Acute Myeloid Leukemia (AML) was presented in December 2016 at the American Society of Hematology (ASH) Annual Meeting. The most commonly reported treatment-emergent adverse events (TEAEs) _ in > 10% of patients with MDS/AML receiving rigosertib intravenous (IV) monotherapy were fatigue (33%), nausea (33%), diarrhea (27%), constipation (25%), anaemia (24%) and pyrexia (24%). The most common > Grade 3 AEs were anaemia (21%), febrile neutropenia (13%), pneumonia (12%) and thrombocytopenia (11%). The most common serious AEs were febrile neutropenia (10%), pneumonia (9%), and sepsis (7%). The most common AEs leading to discontinuation of IV rigosertib were sepsis and pneumonia (3% each).

Rigosertib oral in combination with azacitidine for higher-risk MDS

In December 2016, at the American Society of Hematology (ASH) Annual Meeting, we presented Phase 2 data from an oral rigosertib and azacitidine combination trial in higher-risk MDS. 33 of 40 MDS patients enrolled were evaluable for response at the time of the analysis. The median age of patients was 66, with 73% being male. ECOG performance status was 0 or 1 in 95% of the patients. The ECOG Scale of Performance Status describes a patient’s level of functioning in terms of their ability to care for themself, daily activity, and physical ability (walking, working, etc.). ECOG Performance Status grades include: 0 or Fully active, able to carry on all pre-disease performance without restriction; 1or Restricted in physically strenuous activity but ambulatory and able to carry out work of a light or sedentary nature, e.g., light house work, office work; 2 or Ambulatory and capable of all selfcare but unable to carry out any work activities; up and about more than 50% of waking hours; 3 or Capable of only limited selfcare; confined to bed or chair more than 50% of waking hours;4 or Completely disabled; cannot carry on any selfcare; totally confined to bed or chair; 5 or Dead. The IPSS-R distribution was: 7.5% Low, 12.5% Intermediate, 37.5% High, 32.5% Very High and 10% unknown. 76% of patients responded per 2006 International Working Group (IWG) criteria. Responses were as follows:

Response per IWG 2006

	Overall Evaluable (N=33)	No prior HMA (N-20)	Prior HMA (N=13)
Complete remission (CR)	8 (24)%	7 (35)%	1 (8)%
Marrow CR + hematologic improvement	10 (30)%	6 (30)%	4 (31)%
Marrow CR alone	6 (18)%	3 (15)%	3 (23)%
Hematologic improvement alone	1 (3)%	1 (5)%	0
Stable disease	8 (24)%	3 (15)%	5 (38)%
Overall IWG response	25 (76)%	17 (85)%	8 (62)%
Clinical benefit response	19 (58)%	14 (70)%	5 (38)%

The median duration of response was 8 months for CR, 12.3 months for marrow CR.

Safety/Tolerability of the Combination:

Oral rigosertib (560 mg qAM, 280 mg qPM) was administered on Day 1-21 of a 28-day cycle. Azacitidine 75 mg/m 2 /day SC or IV was administered for 7 days starting on Day 8. The combination of oral rigosertib and azacitidine was well tolerated. The most common TEAEs in > 10% of patients were nausea (41%), fatigue (39%), diarrhea (37%), constipation (37%) and dysuria (28%). The most common serious AEs were pneumonia (11%) and febrile neutropenia (7%). The most common AEs leading to discontinuation were AML (4%) and pneumonia (4%).

Next steps for rigosertib oral in combination with azacitidine for higher-risk MDS

Following an end of Phase 2 meeting with the Food and Drug Administration (FDA) in September 2016, we began development of a Phase 3 protocol. We expect to submit this protocol for review by regulatory agencies in the US and Europe in the third quarter of 2017. The Phase 3 trial will be designed as a 1:1 randomized, placebo-controlled trial of oral rigosertib plus azacitidine compared to azacitidine plus placebo. Based on the results of the Phase 1 Study, we plan to use the full dose of azacitidine, as defined in the product insert. The patient population studied in this trial will be first-line (HMA naïve) higher-risk MDS patients. The primary endpoint for assessment of efficacy will be the composite Response Rate of complete remission (CR) + partial remission (PR,) as per the IWG 2006 Response Criteria. Formal FDA review will be sought via the Special Protocol Assessment (SPA) mechanism. Further details, including sample size and other criteria will be available after completion of regulatory review, which is anticipated in the second half of 2017. We will not commence the Phase 3 trial without additional financing.

While the Phase 3 trial is being designed, we plan to expand the trial cohort by up to 40 subjects with the view of further studying the investigational therapy. Under a protocol expansion, we anticipate using the expanded cohorts to explore dose optimization by increasing the dose of rigosertib and varying the dose administration scheme of rigosertib oral to identify an optimal dose. We are currently in discussions with FDA concerning the trial expansion.

Rigosertib oral for lower-risk MDS

Higher-risk MDS patients suffer from a shortfall in normal circulating blood cells, or cytopenias, as well as elevated levels of cancer cells, or blasts in their bone marrow and peripheral blood. Lower-risk MDS patients suffer mainly from cytopenias, that is low levels of red blood cells, white blood cells or platelets. Thus, lower-risk MDS patients depend on transfusions and growth factors or other therapies to improve their low blood counts.

We have explored single agent rigosertib oral as a treatment for lower-risk MDS in two Phase 2 clinical trials, 09-05 and 09-07. In December 2013, we presented data at the Annual ASH Meeting from the 09-05 Phase 2 trial. To date, Phase 2 clinical data has indicated that further study of single agent oral rigosertib in transfusion-dependent, lower-risk MDS patients is warranted. Rigosertib has been generally well tolerated, except for urinary side effects at higher dose levels. Future clinical trials will be needed to evaluate dosing and schedule modifications and their impact on efficacy and safety of oral rigosertib in lower-risk MDS patients.

Data presented from the 09-05 trial also suggested the potential of a genomic methylation assessment of bone marrow cells to prospectively identify lower-risk MDS patients likely to respond to oral rigosertib. We therefore expanded the 09-05 trial by adding an additional cohort of 20 patients to advance the development of this genomic methylation test. To date, a biomarker which would predict response has not been identified. Further testing and development of oral rigosertib for lower-risk MDS will be required. We will not commence further development of rigosertib oral for lower-risk MDS without additional financing.

Safety and Tolerability of rigosertib oral in MDS and other hematologic malignancies

Oral rigosertib as a monotherapy has been evaluated in four Phase 1 and 2 studies in MDS and other hematologic malignancies. One study is completed and a clinical study report is available. The most common TEAEs in > 10% of patients were pollakiuria (increased urinary frequency) (35%), fatigue (32%), diarrhea (26%), dysuria (29%) and haematuria (24%). The most common > Grade 3 AEs were anaemia (17%), thrombocytopenia (5%), haematuria (4%) and urinary tract infection (4%). The most common serious AE was pneumonia (6%). The most common AEs leading to discontinuation of patients receiving oral rigosertib as monotherapy were dysuria (8%), urinary tract pain (7%), haematuria (5%) and urinary frequency (5%).

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

Briciclib

Briciclib, another of our product candidates, is a small molecule targeting an important intracellular regulatory protein, Cyclin D1, which is often found at elevated levels in cancer cells. Cyclin D1 expression is regulated through a process termed cap-dependent translation, which requires the function of eukaryotic initiation factor 4E protein. In vitro evidence indicates briciclib binds to eukaryotic initiation factor 4E protein, blocking cap-dependent translation of Cyclin D1 and other cancer proteins, such as c-MYC, leading to tumor cell death. We have been conducting a Phase 1 multi-site dose-escalation trial of briciclib in patients with advanced solid tumors refractory to current therapies. Safety and efficacy assessments are complete in six of the seven dose-escalation cohorts of patients in this trial. As of December 2015, the Investigational New Drug (“IND”) for briciclib is on full clinical hold following a drug product lot testing failure. We will be required to undertake appropriate remedial actions prior to re-initiating the clinical trial and completing the final dose-escalation cohort.

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

Positive preclinical data was announced at the American Association for Cancer Research (AACR) annual meeting, which took place April 1-5 in Washington, DC, for ON 123300, a first-in-class dual inhibitor of  CDK4/6 + ARK5, and for ON 150030, a novel Type 1 inhibitor of FLT3 and Src pathways.

In a preclinical Rb+ve xenograft model for breast cancer, ON 123300 activity was shown to be similar to Palbociclib (Pfizer’s Ibrance®).  Moreover, based on the same preclinical model, the new molecule may have the potential advantage of reduced neutropenia when compared to Palbociclib. Whereas both compounds resulted in decreased RBC and platelet counts in this preclinical model system, Palbociclib was found to have a more prominent and statistically significant (P< 0.05) inhibitory effect on neutrophil counts when compared to ON 123300.

Preclinical studies at the Icahn School of Medicine at Mount Sinai revealed that ON 150030  inhibited the growth of MV4-11 cells harboring the FLT3-ITD mutation (GI50: 10nM). Western blot analysis demonstrated that MAPK and PI3K/AKT pathways in these cells was inhibited with increasing dose of ON 150030.

Rare Disease Program in “Rasopathies”

Based on new mechanism of action data published last year, we are initiating a collaborative development program focusing on a group of rare diseases with a well-defined molecular basis in defects in the Ras Effector Pathways.

The National Institutes of Health (NIH)/ National Cancer Institute (NCI) scientists have developed a broad ranging protocol for pediatric rasopathies. We are developing preclinical and clinical collaborative programs with the NIH/NCI, academic investigators and Patient Advocacy Groups. We expect to execute a cooperative research and development agreement (CRADA) with the NIH/NCI for a clinical trial with rigosertib in these indications. One specific therapeutic focus will be Juvenile Myelomonocytic Leukemia (JMML), a well-described rasopathy affecting children, which is incurable without an allogenic hematopoietic stem cell transplant.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our interim unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We believe there have been no significant changes in our critical accounting policies as discussed in our annual report on Form 10-K filed with the SEC on March 29, 2017.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

	Three Months ended March 31,
	2017	2016	Change
Revenue	$210,000	$1,474,000	$(1,264,000)
Operating expenses:
General and administrative	2,116,000	3,172,000	1,056,000
Research and development	4,886,000	5,822,000	936,000
Total operating expenses	7,002,000	8,994,000	1,992,000
Loss from operations	(6,792,000)	(7,520,000)	728,000
Change in fair value of warrant liability	(1,549,000)	271,000	(1,820,000)
Other income (expense), net	—	9,000	(9,000)
Net loss before income taxes	(8,341,000)	(7,240,000)	(1,101,000)
Income taxes	—	—	—
Net loss	$(8,341,000)	$(7,240,000)	$(1,101,000)

Revenues

Revenues decreased by $1.3 million for the three months ended March 31, 2017 when compared to the same period in 2016 primarily as a result of contractual cost-sharing revenue from Baxalta for a portion of the costs of the INSPIRE trial in the 2016 period.

General and administrative expenses

General and administrative expenses decreased by $1.1 million, or 33%, to $2.1 million for the three months ended March 31, 2017 from $3.2 million for the three months ended March 31, 2016. The decrease was attributable primarily to a decrease of $0.5 million of severance costs and accelerated stock compensation expense of $0.7 million related to the reduction in force during the 2016 period.  These decreases were partially offset by a $0.1 million increase in professional fees expenses in the 2017 period.

Research and development expenses

Research and development expenses decreased by $0.9 million, or 16%, to $4.9 million for the three months ended March 31, 2017 from $5.8 million for the three months ended March 31, 2016. This decrease was caused primarily by $0.5 million lower personnel costs as research and development headcount was down to 15 at March 31, 2017 from 18 at March 31, 2016, and by $0.7 million of severance costs resulting from the reduction in force in the 2016 period.  The decrease was also attributable to $1.0 million lower stock-based compensation expense in the 2017 period, primarily as a result of acceleration of vesting and expense recognition in connection with our reductions in workforce in the first quarter of 2016.  These decreases were partially offset by a $0.6 million increase in clinical spending on our INSPIRE clinical trial, a $0.5 million increase in API manufacturing, and $0.2 million higher consultant expenses in the 2017 period.

Change in fair value of warrant liability

The fair value of the warrant liability increased $1.5 million for the three months ended March 31, 2017, compared to a decrease of $0.3 million for the three months ended March 31, 2016.  This change was caused primarily by the issuance of warrants in our rights offering in 2016.

Other income (expense), net

Other income (expense), net, decreased by $9,000 for the three months ended March 31, 2017 compared to the three months ended March 31, 2017, due primarily to a $15,000 increase in exchange loss and a $6,000 increase in interest income in the 2017 period.

Financial Condition

Total assets decreased $6.7 million, or approximately 29%, from $23.2 million at December 31, 2016 to $16.6 million at March 31, 2017.  The decrease in total assets was due primarily to decreases in cash, cash equivalents and prepaid expenses.  Total liabilities increased from $18.1 million at December 31, 2016 to $19.3 million at March 31, 2017, an increase of $1.2 million, primarily as a result of the increase in the warrant liability since December 31, 2016, partially offset by our recognition of deferred revenue under our SymBio agreement. Total stockholders’ equity decreased from $5.1 million at December 31, 2016 to stockholders’ deficit of $2.7 million at March 31, 2017, a decrease of $7.8 million, or approximately 153%, primarily due to a net loss of $8.3 million for the three months ended March 31, 2017, partially offset by increases in additional paid in capital related to stock compensation expense and our sale of securities during the first quarter of 2017.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $8.3 million and $7.2 million for the three months ended March 31, 2017 and 2016, respectively. Our operating activities used $6.1 million and $4.6 million of net cash during the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, we had an accumulated deficit of $346.6 million, working capital of $6.5 million, and cash and cash equivalents of $15.4 million. On April 20, 2017, we entered into the Underwriting Agreement with Laidlaw with respect to the Offering of 2,476,190 shares of Common Stock, at a price to the public of $2.10 per Share. Pursuant to the Underwriting Agreement, we granted Laidlaw a 45-day option to purchase up to an additional 363,580 Shares. The Offering closed on April 26, 2017 and our net proceeds, were approximately $4.6 million. In May 2017, the underwriters exercised their option to purchase an additional 363,580 shares, which is expected to close on May 17, 2017 for additional net proceeds of $0.7 million. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations to the end of December 2017.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months ended March 31,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(6,056,000)	$(4,579,000)
Investing activities	—	—
Financing activities	40,000	1,609,000
Effect of foreign currency translation	5,000	6,000
Net decrease in cash and cash equivalents	$(6,011,000)	$(2,964,000)

Net cash used in operating activities

Net cash used in operating activities was $6.1 million for the three months ended March 31, 2017 and consisted primarily of a net loss of $8.3 million, which included $1.5 million of change in the fair value of the warrant liability and $0.5 million of noncash stock-based compensation and depreciation expense. Changes in operating assets and liabilities resulted in a net decrease in cash of $0.3 million. Significant changes in operating assets and liabilities included a decrease in prepaid expenses and other current assets of $0.7 million as a result of the recognition of expense for clinical and manufacturing activities, as well as insurance expense, partially offset and an increase in receivables of $0.1 million due to sales of drug product to our partner, SymBio, during the first quarter of 2017.  Accounts payable and accrued liabilities decreased by $0.3 million as a result of the timing of receipt and payment of vendor invoices, primarily related to our INSPIRE trial.  Deferred revenue decreased $0.1 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

Net cash provided by investing activities

There was no net cash provided by or used in investing activities for the three months ended March 31, 2017 or 2016.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2017 and 2016 was $40,000 and $1.6 million, respectively, which resulted from the proceeds received from the sale of our Common Stock during those periods.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our net cash expenditures in 2017 to increase from 2016 due to the discontinuation of payments from our former partner Baxalta for a portion of the INSPIRE costs and the advanced progress of the INSPIRE trial in 2017.  In February and August 2016, we eliminated a number of employee positions as part of our ongoing commitment to reduce costs and conserve cash.  Affected employees were offered severance pay in accordance with our policy or, if applicable, their employment agreements. As a result of these workforce reductions, we recorded severance-related charge totaling $3.0 million, which included non-cash charges of $1.4 million related to the accelerated vesting of the outstanding stock options for certain of the affected employees.  2017 will have no costs associated with those 2016 workforce reductions.  We may however,  incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, workforce reductions.

We do not have the funding resources necessary to carry out all of our proposed operating activities. We will need to obtain additional financing in the future in order to fully fund our INSPIRE trial and to further develop rigosertib or any other product candidates through the regulatory approval process. Accordingly, we may delay or pause our planned clinical trials, including the INSPIRE trial, until we secure adequate additional funding. If we seek to proceed with a clinical trial without additional funding, we may receive questions or comments from the FDA, fail to obtain IRB approval, or find it more difficult to enroll patients in the trial. Additionally, we plan to scale down our operations further in order to reduce spending on general and administrative functions, research and development, and other clinical trials.

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

For additional risks associated with our substantial capital requirements, please see “Risk Factors” previously disclosed in our annual report on Form 10-K filed with the SEC on March 29, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any pending material legal proceedings and are not aware of any such proceedings contemplated by governmental authorities.

Item 1A. Risk Factors

The  following risk factor should be read in conjunction with the “Risk Factors” previously disclosed in our annual report on Form 10-K filed with the SEC on March 29, 2017.

If we are unable to comply with the continued listing requirements of the NASDAQ Capital Market our common stock could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

We are required to meet certain qualitative and financial tests to maintain the listing of our common stock on the NASDAQ Capital Market. As of March 31, 2017, our stockholders’ equity had a deficiency of $2.4 million.  As a result, we did not comply with the NASDAQ’s $2.5 million minimum stockholders’ equity requirement under NASDAQ Listing Rule 5550(b)(1) for the listing of our common stock.  Further, as of March 31, 2017, we did not meet the alterative compliance standards for the listing of our common stock relating to the market value of listed securities or net income from continuing operations. As provided in the NASDAQ rules, we expect to receive a letter from NASDAQ notifying us of our noncompliance with the minimum stockholders’ equity requirement, and in response, we expect to submit our plan to regain compliance to NASDAQ for approval. However, there can be no assurance that our plan will be accepted by NASDAQ or that if it is, we will be able to regain compliance.

If we do not regain compliance with the continued listing requirements for the NASDAQ Capital Market within specified periods and subject to permitted extensions (if any), our common stock may be recommended for delisting (subject to any appeal we would file). If our common stock is delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our common stock could suffer a material decline. Delisting would also impair our ability to raise capital.

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

Dated: May 15, 2017

/s/ RAMESH KUMAR, Ph.D.
Ramesh Kumar, Ph.D.
President and Chief Executive Officer
(Principal Executive and Principal Operating Officer)

Dated: May 15, 2017

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