Form 10-Q
period 2017-06-30
Onconova Therapeutics, Inc.
filed 2017-08-14
CIK 1130598

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of July 31, 2017 was 9,851,163.

ONCONOVA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Onconova Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,989,000	$21,400,000
Receivables	233,000	31,000
Prepaid expenses and other current assets	711,000	1,588,000
Restricted cash	50,000	50,000
Total current assets	15,983,000	23,069,000
Property and equipment, net	105,000	152,000
Other non-current assets	12,000	12,000
Total assets	$16,100,000	$23,233,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,681,000	$5,323,000
Accrued expenses and other current liabilities	3,728,000	4,382,000
Deferred revenue	455,000	455,000
Total current liabilities	9,864,000	10,160,000
Warrant liability	1,476,000	3,401,000
Deferred revenue, non-current	4,318,000	4,545,000
Total liabilities	15,658,000	18,106,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized at June 30, 2017 and December 31, 2016, none issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 25,000,000 authorized at June 30, 2017 and December 31, 2016, 9,851,164 and 6,759,895 shares issued and outstanding at June 30, 2017 and December 31, 2016	99,000	68,000
Additional paid in capital	348,672,000	342,484,000
Accumulated other comprehensive income	(10,000)	(31,000)
Accumulated deficit	(349,149,000)	(338,224,000)
Total Onconova Therapeutics, Inc. stockholders’ (deficit) equity	(388,000)	4,297,000
Non-controlling interest	830,000	830,000
Total stockholders’ equity	442,000	5,127,000

Total liabilities and stockholders’ equity	$16,100,000	$23,233,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$324,000	$2,248,000	$534,000	$3,722,000
Operating expenses:
General and administrative	1,779,000	2,083,000	3,895,000	5,254,000
Research and development	4,614,000	5,564,000	9,500,000	11,386,000
Total operating expenses	6,393,000	7,647,000	13,395,000	16,640,000
Loss from operations	(6,069,000)	(5,399,000)	(12,861,000)	(12,918,000)

Change in fair value of warrant liability	3,474,000	8,000	1,925,000	279,000
Other income, net	11,000	10,000	11,000	18,000
Net loss	(2,584,000)	(5,381,000)	(10,925,000)	(12,621,000)
Net loss attributable to non-controlling interest	—	—	—	—
Net loss attributable to Onconova Therapeutics, Inc.	$(2,584,000)	$(5,381,000)	$(10,925,000)	$(12,621,000)
Net loss per share, basic and diluted	$(0.29)	$(1.96)	$(1.38)	$(4.61)
Basic and diluted weighted average shares outstanding	8,999,125	2,740,211	7,891,408	2,735,901

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(2,584,000)	$(5,381,000)	$(10,925,000)	$(12,621,000)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments, net	16,000	(3,000)	21,000	3,000
Other comprehensive income (loss), net of tax	16,000	(3,000)	21,000	3,000
Comprehensive loss	(2,568,000)	(5,384,000)	(10,904,000)	(12,618,000)
Comprehensive loss attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to Onconova Therapeutics, Inc.	$(2,568,000)	$(5,384,000)	$(10,904,000)	$(12,618,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

	Stockholders’ Equity (Deficit)
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive	Non-controlling
	Shares	Amount	Capital	deficit	income (loss)	interest	Total

Balance at December 31, 2016	6,759,895	$68,000	$342,484,000	$(338,224,000)	$(31,000)	$830,000	$5,127,000

Net loss	—	—	—	(10,925,000)	—	—	(10,925,000)
Other comprehensive income	—	—	—	—	21,000	—	21,000
Stock-based compensation	—	—	902,000	—	—	—	902,000
Issuance of common stock, net	3,091,269	31,000	5,286,000	—	—	—	5,317,000
Balance at June 30, 2017	9,851,164	$99,000	$348,672,000	$(349,149,000)	$(10,000)	$830,000	$442,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months ended June 30,
	2017	2016
Operating activities:
Net loss	$(10,925,000)	$(12,621,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,000	48,000
Change in fair value of warrant liabilities	(1,925,000)	(279,000)
Stock compensation expense	902,000	2,781,000
Changes in assets and liabilities:
Receivables	(202,000)	(643,000)
Prepaid expenses and other current assets	877,000	857,000
Accounts payable	358,000	(620,000)
Accrued expenses and other current liabilities	(654,000)	2,110,000
Deferred revenue	(227,000)	(227,000)
Net cash used in operating activities	(11,749,000)	(8,594,000)

Investing activities:
Net cash provided by investing activities	—	—

Financing activities:
Proceeds from the sale of common stock and warrants, net of costs	5,317,000	1,607,000
Proceeds from the exercise of stock options	—	3,000
Net cash provided by financing activities	5,317,000	1,610,000
Effect of foreign currency translation on cash	21,000	3,000
Net decrease in cash and cash equivalents	(6,411,000)	(6,981,000)
Cash and cash equivalents at beginning of period	21,400,000	19,799,000
Cash and cash equivalents at end of period	$14,989,000	$12,818,000

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

The Company

Onconova Therapeutics, Inc. (the “Company”) was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company’s headquarters are located in Newtown, Pennsylvania. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule product candidates primarily to treat cancer. Using its proprietary chemistry platform, the Company has created a library of targeted agents designed to work against cellular pathways important to cancer cells. The Company believes that the product candidates in its pipeline have the potential to be efficacious in a variety of cancers. The Company has three clinical-stage product candidates and several preclinical programs. In 2011, the Company entered into a license agreement, as subsequently amended, with SymBio Pharmaceuticals Limited (“SymBio”), which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. In 2012, the Company entered into a development and license agreement with Baxter Healthcare SA, the predecessor in interest to Baxalta GmbH (together with its affiliates, “Baxalta”), pursuant to which the Company granted an exclusive, royalty-bearing license for the research, development, commercialization and manufacture (in specified instances) of rigosertib in all therapeutic indications in Europe. The Baxalta agreement terminated effective August 30, 2016, at which time the rights the Company licensed to Baxalta reverted to the Company at no cost. The Company has retained development and commercialization rights to rigosertib in the rest of the world, including the United States. During 2012, Onconova Europe GmbH was established as a wholly owned subsidiary of the Company for the purpose of further developing business in Europe. In April 2013, GBO, LLC, a Delaware limited liability company, (“GBO”) was formed pursuant to an agreement with GVK Biosciences Private Limited, a private limited company located in India, (“GVK”) to collaborate and develop two programs using the Company’s technology platform. The two preclinical programs sublicensed to GBO have not been developed to clinical stage as initially hoped, and the Company is in discussions with GVK regarding the future of GBO.

On May 31, 2016, the Company amended its certificate of incorporation to effect a 1 for 10 reverse stock split of its common stock par value $0.01 per share (“Common Stock”) and to decrease the number of authorized shares of Common Stock from 75,000,000 to 25,000,000.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity

The Company has incurred recurring operating losses since inception. For the six months ended June 30, 2017, the Company incurred a net loss of $10,925,000 and as of June 30, 2017 the Company had generated an accumulated deficit of $349,149,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At June 30, 2017, the Company had cash and cash equivalents of $14,989,000. The Company will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy.

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

On January 5, 2016, the Company entered into a securities purchase agreement with an institutional investor providing for the issuance and sale by the Company of 193,684 shares of the Company’s Common Stock and warrants to purchase 96,842 shares of the Company’s Common Stock for aggregate net proceeds of $1.6 million (See Note 13)

On July 29, 2016 the Company closed on a rights offering of units of Common Stock and warrants. The Company issued 3,599,786 shares of Common Stock, 3,192,022 tradable warrants and 656,400 pre-funded warrants in connection with the rights offering. Net proceeds were approximately $15.8 million. (See Note 13)

On April 26, 2017 the Company closed on an underwritten public offering of 2,476,190 shares of Common Stock. On May 17, 2017, the Company sold an additional 363,580 shares as a result of the underwriter’s exercise of its over-allotment option. Net proceeds from these transactions were approximately $5.3 million. (See Note 13)

The Company has and may continue to delay, scale-back, or eliminate certain of its research and development activities and other aspects of its operations until such time as the Company is successful in securing additional funding. The Company is exploring various dilutive and non-dilutive sources of funding, including equity financings, strategic alliances, business development and other sources. The future success of the Company is dependent upon its ability to obtain additional funding. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. The Company currently anticipates that current cash and cash equivalents will be sufficient to meet its anticipated cash requirements to the end of 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2017, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016, the consolidated statement of stockholders’ equity for the six months ended June 30, 2017 and the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2017, the results of its operations for the three and six months ended June 30, 2017 and 2016, and its cash flows for the six months ended June 30, 2017 and 2016. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2017 and 2016 are unaudited. The results for the three and six months ended June 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K filed with the SEC on March 29, 2017.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. Currently, the only revenue the Company is recognizing is under its license and collaboration agreements with SymBio (See Note 10). The new guidance permits the use of either a retrospective or cumulative effect transition method and is effective for interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted but not before December 15, 2016. The Company expects to adopt this guidance effective January 1, 2018 and is currently reviewing its contracts with SymBio, but it has not yet selected a transition method and is evaluating the impact of the amended guidance on the Company’s consolidated financial position, results of operations and related disclosures.

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

3.  Revenue

The Company recognized revenue under its license and collaboration agreements with Baxalta and SymBio as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Baxalta	$—	$2,098,000	$—	$3,319,000
Symbio	324,000	150,000	534,000	403,000
	$324,000	$2,248,000	$534,000	$3,722,000

See Note 10, “License and Collaboration Agreements,” for a further discussion of the agreements with Baxalta and SymBio.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4.  Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at June 30, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	June 30,
	2017	2016
Warrants	3,294,771	96,842
Stock options	921,320	570,500
	4,216,091	667,342

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

Warrants outstanding and warrant activity for the six months ended June 30, 2017 is as follows:

				Balance				Balance
		Exercise	Expiration	Decemeber 31,	Warrants	Warrants	Warrants	June 30,
Description	Classification	Price	Date	2016	Issued	Exercised	Expired	2017

Non-tradable warrants	Liability	$11.50	July 2021	96,842	—	—	—	96,842
Tradable warrants	Liability	$4.92	July 2021	3,192,022	—	—	—	3,192,022
Non-tradable pre-funded warrants	Equity	$0.01	July 2023	236,907	—	(231,000)	—	5,907

				3,525,771	—	(231,000)	—	3,294,771

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Detail

Prepaid expenses and other current assets:

	June 30,	December 31,
	2017	2016

Research and development	$504,000	$1,075,000
Manufacturing	40,000	90,000
Insurance	83,000	350,000
Other	84,000	73,000
	$711,000	$1,588,000

Property and equipment:

	June 30,	December 31,
	2017	2016

Property and equipment	$2,228,000	$2,228,000
Accumulated depreciation	(2,123,000)	(2,076,000)
	$105,000	$152,000

Accrued expenses and other current liabilities:

	June 30,	December 31,
	2017	2016

Research and development	$2,778,000	$2,376,000
Employee compensation	795,000	1,573,000
Professional fees	155,000	235,000
Other	—	198,000
	$3,728,000	$4,382,000

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

On July 29, 2016 the Company closed on a Rights Offering, issuing 3,599,786 shares of Common Stock, 3,192,022 Tradable Warrants and 656,400 Pre-Funded Warrants. The Tradable Warrants are exercisable for a period of five years for one share of Common Stock at an exercise price of $4.92 per share. After the one-year anniversary of issuance, the Company may redeem the Tradable Warrants for $0.001 per Tradable Warrant if the volume weighted average price of its Common Stock is above $12.30 for each of 10 consecutive trading days (see Note 13). The Company has classified the Tradable Warrants as a liability (see Note 5). The Tradable Warrants have been listed on the NASDAQ Capital Market since issuance and the Company regularly monitors the trading activity. During the period from issuance on July 29, 2016 through March 31, 2017 the Company determined that trading volume was insufficient to use the NASDAQ Capital Market value to determine the fair value of the warrant liability. The fair value was estimated using the Black-Scholes pricing model. During the quarter ended June 30, 2017, the Company determined that an active and orderly market for the Tradable Warrants had developed and that the NASDAQ Capital Market price was the best indicator of fair value of the warrant liability. Consequently, the Company changed its valuation technique from the Black-Scholes pricing model to the quoted market price, effective April 1, 2017. The change in valuation technique resulted in a reclassification of the liability within the valuation hierarchy form Level 3 to Level 1.

The Company estimated the fair value of the non-tradable warrant liability at June 30, 2017, using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.63%
Expected volatility	78.00%
Expected term	3.54 years
Expected dividend yield	0%

Expected volatility is based on the historical volatility of the Company’s Common Stock since its IPO in July 2013.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Fair Value Measurements (Continued)

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	Fair Value Measurement as of:
	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance

Tradable warrants liability	$1,436,000	$—	$—	$1,436,000	$—	$—	$3,338,000	$3,338,000
Non-tradable warrants liability	—	—	40,000	40,000	—	—	63,000	63,000
Total	$1,436,000	$—	$40,000	$1,476,000	$—	$—	$3,401,000	$3,401,000

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2017:

Warrant Liability
Balance at December 31, 2016	$3,401,000
Change in fair value upon re-measurement	1,549,000
Balance at March 31, 2017	4,950,000
Reclassification of tradable warrants to Level 1	(4,857,000)
Change in fair value upon re-measurement	(53,000)
Balance at June 30, 2017	$40,000

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

Further, in July 2013, the Company’s board of directors and stockholders approved the 2013 Equity Compensation Plan (the “2013 Plan”), which amended, restated and renamed the 2007 Plan. Under the 2013 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, deferred share awards, performance awards and other equity-based awards to employees, directors and consultants. The Company initially reserved 610,783 shares of Common Stock for issuance, subject to adjustment as set forth in the 2013 Plan. The 2013 Plan includes an evergreen provision, pursuant to which the maximum aggregate number of shares that may be issued under the 2013 Plan is increased on the first day of each fiscal year by the lesser of (a) a number of shares equal to four percent (4%) of the issued and outstanding Common Stock of the Company, without duplication, (b) 200,000 shares and (c) such lesser number as determined by the Company’s board of directors, subject to specified limitations. At June 30, 2017, there were 31,308 shares available for future issuance.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense as follows for the three and six months ended June 30, 2017 and 2016:

	Three Months ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

General and administrative	$254,000	$311,000	$519,000	$1,281,000
Research and development	190,000	300,000	383,000	1,500,000
	$444,000	$611,000	$902,000	$2,781,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.  Stock-Based Compensation (Continued)

A summary of stock option activity for the six months ended June 30, 2017 is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2016	6,275	746,353	$53.50	7.70	$0
Authorized	200,000	—
Granted	(194,811)	194,811	$2.59
Exercised	—	—	$—
Forfeitures	19,844	(19,844)	$85.30
Balance, June 30, 2017	31,308	921,320	$42.05	7.78	$0
Vested or expected to vest, June 30, 2017		905,852	$65.32	6.82	$0
Exercisable at June 30, 2017		547,699	$65.32	6.82	$0

Information with respect to stock options outstanding and exercisable at June 30, 2017 is as follows:

Exercise Price	Shares	Exercisable
$1.94 - $6.50	487,027	168,330
$14.80 - $15.00	37,992	22,496
$23.20 - $39.80	104,389	75,283
$43.00 - $75.30	100,609	94,698
$132.80 - $151.20	185,953	181,762
$277.10 - $291.40	5,350	5,130
	921,320	547,699

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

As of June 30, 2017, there was $1,855,000 of unrecognized compensation expense related to the unvested stock options issued from April 24, 2013 through June 30, 2017, which is expected to be recognized over a weighted-average period of approximately 2.03 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

	Six Months ended June 30,
	2017	2016
Risk-free interest rate	2.03%	1.48%
Expected volatility	79.11%	74.18%
Expected term	6.00 years	5.33 years
Expected dividend yield	0%	0%
Weighted average grant date fair value	$1.78	$4.00

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

On April 23, 2013, the Company distributed a notification letter to all equity award holders under the Company’s 2007 Equity Compensation Plan (the “2007 Plan”) advising them that Purchase Transactions would no longer occur, unless, at the time of a Purchase Transaction, the option holder has held the Common Stock issued upon exercise of options for a period of greater than six months prior to selling such Common Stock to the Significant Holder and that any such sale to the Significant Holder would be at the fair value of the Common Stock on the date of such sale. Based on these new criteria for Purchase Transactions, the Company remeasured options outstanding under the 2007 Plan as of April 23, 2013 to their intrinsic value and reclassified such options from liabilities to stockholders’ deficit within the Company’s consolidated balance sheets, which amounted to $14,482,000.  As of June 30, 2017, there was no unrecognized compensation expense related to these awards.

9. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through June 30, 2017 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

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

Among other things, the Baxalta agreement contemplated development of rigosertib IV in higher-risk MDS patients, through the Company’s ONTIME trial and, potentially, additional Phase 3 clinical trials. The ONTIME trial did not achieve its primary endpoint and the Company is continuing the development of rigosertib IV in higher-risk MDS patients through its INSPIRE trial. In accordance with the agreement, the Company elected to have Baxalta fund fifty percent of the costs of the INSPIRE trial, up to $15.0 million. The funding from Baxalta terminated effective August 30, 2016. The Company recorded revenue related to Baxalta’s funding of the INSPIRE trial of $2,098,000 and $3,319,000 during the three and six months ended June 30, 2016, respectively. The Company has overall responsibility for the trial, including determination of the trial specifications, selection of third party service providers and payment for all services and materials.

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

The two preclinical programs sublicensed to GBO have not been developed to clinical stage as initially hoped, and the Company is in discussions with GVK regarding the future of GBO. There was no activity in GBO during the six months ended June 30, 2017 and 2016.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Related-Party Transactions

The Company has entered into a research agreement, as subsequently amended, with the Mount Sinai School of Medicine (“Mount Sinai”), with which a member of its board of directors and a significant stockholder is affiliated. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in connection with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions. Payments to Mount Sinai under this research agreement for the three months ended June 30, 2017 and 2016 were $88,000 and $187,000, respectively, and for the six months ended June 30, 2017 and 2016 were $175,000 and $187,000, respectively. At June 30, 2017 and December 31, 2016, the Company had $350,000 and $175,000, respectively, payable to Mount Sinai under this agreement.

The Company has entered into a consulting agreement with a member of its board of directors, who is also a significant stockholder of the Company. The board member provides consulting services to the Company on the terms set forth in the agreement. Payments to this board member for the three months ended June 30, 2017 and 2016 were $33,000 and $33,000, respectively and for the six months ended June 30, 2017 and 2016 were $66,000 and $66,000, respectively. At June 30, 2017 and December 31, 2016, the Company had $0 and $33,000, respectively, payable under this agreement.

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

In December 2016, the Company entered into a sales agreement (the “Sales Agreement”) with FBR Capital Markets & Co. (“FBR”) to create an at-the-market equity program (“ATM Program”) under which the Company from time to time may offer and sell shares of its Common Stock through FBR. The Shares to be sold under the Sales Agreement were issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No 333-199219), previously filed with the SEC on October 8, 2014 and declared effective by the SEC on November 20, 2014. A prospectus supplement related to the Company’s ATM Program was filed with the SEC on December 5, 2016. Sales under the Sales Agreement were 20,499 shares for net proceeds of approximately $64,000. The Sales Agreement was terminated effective April 19, 2017.

On April 20, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Laidlaw & Company (UK) Ltd. (“Laidlaw”), with respect to the issuance and sale in an underwritten public offering (the “Offering”) by the Company of 2,476,190 shares of Common Stock (the “Shares”), at a price to the public of $2.10 per Share. Pursuant to the Underwriting Agreement, the Company granted Laidlaw a 45-day option to purchase up to an additional 363,580 Shares. The Underwriting Agreement contained customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and Laidlaw, including for liabilities under the Securities Act of 1933, as amended (the “Securities Act”), other obligations of the parties and termination provisions. The Offering closed on April 26, 2017 and the proceeds to the Company, net of expenses, were approximately $4.6 million. On May 12, 2017, Laidlaw exercised their option to purchase 363,580 additional shares. Closing on the additional shares was May 17, 2017 and the proceeds to the Company, net of expenses, were approximately $0.7 million.

14. Subsequent Events

Subsequent to June 30, 2017 there was an increase in the fair value of the warrant liability calculated using the NASDAQ Capital Market quoted price.  The fair value at June 30, 2017 was $1,476,000. The estimated fair value at August 14, 2017 is approximately $2,434,000. The estimated increase in the warrant liability would increase the Company’s net loss by approximately $958,000.

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

•                  the performance of third parties, including contract research organizations (“CROs”) and third-party manufacturers;

•                  and our expectations regarding CRO transition.

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule product candidates primarily to treat cancer. Using our proprietary chemistry platform, we have created a library of targeted agents designed to work against cellular pathways important to cancer cells. We believe that the product candidates in our pipeline have the potential to be efficacious in a variety of cancers.   We have one Phase 3 clinical-stage product candidate and two other clinical-stage product candidates (one of which is being developed for treatment of acute radiation syndromes) and several preclinical programs. Substantially all of our current effort is focused on our lead product candidate, rigosertib. Rigosertib is being tested in an intravenous formulation as a single agent, and an oral formulation in combination with azacitidine, in clinical trials for patients with higher-risk myelodysplastic syndromes (“MDS”). The Company has and may continue to delay, scale-back, or eliminate certain of its research and development activities and other aspects of its operations until such time as the Company is successful in securing additional funding.

In December 2015, we enrolled the first patient in a randomized controlled Phase 3 clinical trial of intravenous rigosertib “rigosertib IV” in a population of patients with higher-risk MDS after failure of hypomethylating agent (“HMA”) therapy. The trial, which we refer to as INSPIRE, is expected to enroll approximately 225 patients at more than 170 sites globally. The primary endpoint of INSPIRE is overall survival.

Our net losses were $10.9 million and $12.6 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $349.1 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met.

During 2016, we took significant actions to conserve cash, including reduction in personnel and expenditures. While we will continue to take cash conservation actions where appropriate, our net expenditures will increase in 2017 as more INSPIRE sites open and more patients enroll in the INSPIRE trial. Additionally, cost sharing payments from Baxalta have terminated in August 2016. As of June 30, 2017, we had $15.0 million in cash and cash equivalents.

In January 2016, we completed a sale of Common Stock and warrants for net proceeds of approximately $1.6 million. In July 2016, we completed a rights offering of units of Common Stock and warrants for net proceeds of $15.8 million. In December 2016, we entered into a sales agreement with FBR Capital Markets & Co. (“FBR”) to create an at-the-market equity program under which we from time to time may offer and sell shares of Common Stock through FBR. Sales under the agreement were 12,764 shares for net proceeds of approximately $40,000. The agreement with FBR was terminated effective April 19, 2017. In April 2017, we completed an underwritten public offering of 2,476,190 shares of the Company’s Common Stock, at a price to the public of $2.10 per share for net proceeds of approximately $4.6 million and in May 2017, the underwriter exercised their option to purchase an additional 363,580 shares, for additional net proceeds of $0.7 million.

We believe that our cash and cash equivalents, will be sufficient to fund our ongoing trials to the end of December 2017, and there is substantial doubt about our ability to continue as a going concern.

We are exploring various sources of funding for development of rigosertib as well as for our ongoing operations. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, including rigosertib, or grant licenses on terms that are not favorable to us. There can be no assurance, however, that we will be successful in obtaining such financing in sufficient amounts, on terms acceptable to us, or at all.  In addition, there can be no assurance that we will obtain approvals necessary to market our products or achieve profitability or sustainable, positive cash flow. If we are unable to successfully raise sufficient additional capital, through future financings or through strategic and collaborative arrangements, we will not have sufficient cash to fund our ongoing trials and operations.  Due to our ongoing losses and our accumulated deficit in combination with these factors, the opinion of our independent registered public accounting firm on our audited consolidated financial statements for our fiscal year ended December 31, 2016 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Rigosertib

Rigosertib is a small molecule which we believe blocks cellular signaling by targeting RAS effector pathways. This is believed to be mediated by the interaction of rigosertib to the RAS-binding domain (“RBD”), found in many RAS effector proteins, including the Raf and PI3K kinases. We believe this mechanism of action provides a new approach to block the interactions between RAS and its targets containing RBD sites. Rigosertib is currently being tested in clinical trials as a single agent, and in combination with azacitidine, in patients with MDS. We have enrolled more than 1,300 patients in rigosertib clinical trials for MDS and other conditions. We were a party to a license and development agreement with Baxalta (as defined below), which granted Baxalta certain rights to commercialize rigosertib in Europe. The Baxalta agreement was terminated on August 30, 2016, at which time the European rights reverted to us at no cost. We are party to a collaboration agreement with SymBio, which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. We have retained development and commercialization rights to rigosertib in the rest of the world, including in the United States and Europe, although we could consider licensing commercialization rights to other territories as we continue to seek additional funding.

Rigosertib IV for higher-risk MDS

In early 2014, we announced topline survival results from our “ONTIME” trial, a multi-center Phase 3 clinical trial of rigosertib IV as a single agent versus best supportive care including low dose Ara-C. The ONTIME trial did not meet its primary endpoint of an improvement in overall survival in the intent-to-treat population, although improvements in median overall survival were observed in various pre-specified and exploratory subgroups of higher-risk MDS patients. As a result, additional clinical work is on-going.

During 2014 and 2015, we held meetings with the U.S. Food and Drug Administration (“FDA”) European Medicines Agency (“EMA”) and several European national regulatory authorities to discuss and seek guidance on a path for approval of rigosertib IV in higher-risk MDS patients whose disease had failed HMA therapy. After discussions with the FDA and EMA, we refined our patient eligibility criteria by defining what we believe to be a more homogenous patient population. After regulatory feedback, input from key opinion leaders in the U.S. and Europe and based on learnings from the ONTIME study, we designed a new randomized controlled Phase 3 trial, referred to as INSPIRE. The INSPIRE trial is enrolling higher-risk MDS patients under 82 years of age who have progressed on, relapsed, or failed to respond to, previous treatment with HMAs within nine months or nine cycles over the course of one year after initiation of HMA therapy, and had their last dose of HMA within six months prior to enrollment in the trial. The primary endpoint of this study is overall survival of all randomized patients in the intent-to-treat (“ITT”) population and the International Prognostic Scoring System- Revised  (IPSS-R) Very High Risk subgroup. An interim analysis is planned after fifty percent of the total death events have occurred. This randomized trial of approximately 225 patients is expected to be conducted at more than 170 sites globally. The first patient in the INSPIRE trial was enrolled at the MD Anderson Cancer Center in December 2015, the first patient in Europe was enrolled in March, 2016, and the first patient in Japan was enrolled in July, 2016.

Enrollment for the INSPIRE Phase 3 trial for second-line higher-risk MDS patients is highly selective and required us to search extensively to identify appropriate candidates meeting the stringent entry criteria. Accordingly, we have opened this trial at 72 sites on four continents with 20 participating countries, 16 of which have enrolled patients.   In addition, our partner, SymBio Pharmaceuticals, has opened more than 30 sites in Japan for the INSPIRE protocol. The selection of countries and trial sites is carefully undertaken to ensure availability of appropriate patients meeting eligibility criteria. Since these criteria are purposely designed to be narrow and selective, extensive screening and trial site education is integral to our plan. INSPIRE trial outcome is measured by overall survival and includes a pre-planned interim analysis which is triggered by 88 events (deaths). The timing of interim analysis, is difficult to precisely define.  Based on when we expect to finalize our statistical analysis plan, the enrollment rate, and the expected survival in a comparable patient subgroup from the ONTIME trial, we continue to expect the interim analysis to occur in the second half of 2017, and more likely to occur in the fourth quarter. We currently plan for the interim analysis to involve a review of the efficacy and safety data for the first half of the trial by our independent data monitoring committee (DMC). The interim analysis may result in the trial continuing as planned or continued

randomization only for the Very High Risk MDS subgroup, or the trial stopped for futility. An adaptive design element for this analysis is currently also under review by regulatory agencies in the US and Europe, as a part of our statistical analysis plan, which could result in an increase to the study sample size following the interim analysis. The actual timing of the interim analysis will permit better prediction of the dates for expected complete enrollment and projected top-line analysis. We have recently experienced a slowdown in enrollment, which could be related to seasonality, since enrollment is typically slower in the summer months. In an attempt to overcome the slowdown, we are taking proactive measures to increase enrollment including the addition of trial sites in three new countries and making changes to our CRO group.  Based on these factors, we anticipate that full enrollment may take longer than initially expected. After these measures are in place, we will be better able to update our estimates for the timing of full enrollment and top-line data analysis. Since the interim analysis could potentially change the design of the trial, a better estimate of these timelines can be provided after this analysis is completed. Should enrollment not return to desired levels, full enrollment may be delayed by several months.

As called for in the INSPIRE Charter, the DMC has performed two periodic safety reviews, and after each review, the trial continued per plan.

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

Rigosertib oral in combination with azacitidine for higher-risk MDS

In December 2016, at the American Society of Hematology (ASH) Annual Meeting, we presented Phase 1/2 data from an oral rigosertib and azacitidine combination trial in higher-risk MDS. 33 of 40 MDS patients enrolled were evaluable for response at the time of the analysis. The median age of patients was 66, with 73% being male. The IPSS-R distribution was: 7.5% Low, 12.5% Intermediate, 37.5% High, 32.5% Very High and 10% unknown. 76% of patients responded per 2006 International Working Group (IWG) criteria. Responses were as follows:

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

Next steps for rigosertib oral in combination with azacitidine for higher-risk MDS

Following an end of Phase 2 meeting with the Food and Drug Administration (FDA) in September 2016, we began development of a Phase 3 protocol. The Phase 3 trial will be designed as a global 1:1 randomized, placebo-controlled trial of oral rigosertib plus azacitidine compared to azacitidine plus placebo. Based on the results of the Phase 1/2 Study, we plan to use the full dose of azacitidine, as defined in the product insert. The patient population studied in this trial will be first-line (HMA naïve) higher-risk MDS patients. The primary endpoint for assessment of efficacy will be the composite Response Rate of complete remission (CR) + partial remission (PR,) as per the IWG 2006 Response Criteria. Formal FDA review will be sought via the Special Protocol Assessment (SPA) mechanism. We will not commence the Phase 3 trial without additional financing.

While the Phase 3 trial is being designed, we have expanded the Phase 1/2 trial cohort by up to 40 subjects. Under a protocol expansion, we plan to use the expanded cohorts to explore dose optimization by increasing the dose of rigosertib and varying the dose administration scheme of rigosertib oral to identify an optimal dose and schedule. After amendments were filed with the regulatory agencies, we started the expansion phase of this trial in the 4 sites that participated in the initial trial. The first patient was enrolled in April.  We plan to add more sites in the US, Europe, and Australia to accelerate the enrollment of the expanded trial.

In June 2017, at the Congress of the European Hematology Association Meeting, we updated the data from the Phase 1/2 trial and highlighted results in AML patients included in this study. Response data was presented on eight evaluable patients with AML who were tested with the rigosertib and azacitidine combination. For the eight evaluable patients with AML, the combination was well tolerated and the safety profile was similar to single-agent azacitidine, based on safety information in the azacitidine FDA approved label . Based on the presented results of the combination studies, the authors concluded that continued study in AML was warranted.  We will not commence further development of rigosertib oral in combination with azacitidine for AML without additional financing.

Rigosertib oral for lower-risk MDS

Higher-risk MDS patients suffer from a shortfall in normal circulating blood cells, or cytopenias, as well as elevated levels of cancer cells, or blasts in their bone marrow and sometimes in their peripheral blood. Lower-risk MDS patients suffer mainly from cytopenias, that is low levels of red blood cells, white blood cells or platelets. Thus, lower-risk MDS patients depend on transfusions and growth factors or other therapies to improve their low blood counts.

We have explored single agent rigosertib oral as a treatment for lower-risk MDS in two Phase 2 clinical trials, 09-05 and 09-07. In December 2013, we presented data at the Annual ASH Meeting from the 09-05 Phase 2 trial. To date, Phase 2 clinical data has indicated that further study of single agent oral rigosertib in transfusion-dependent, lower-risk MDS patients is warranted. Rigosertib has been generally well tolerated, except for urinary side effects at higher dose levels. Future clinical trials will be needed to evaluate dosing and schedule modifications and their impact on efficacy and safety results of oral rigosertib in lower-risk MDS patients.

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

Safety and Tolerability of rigosertib oral in MDS and other hematologic malignancies

Oral rigosertib as a monotherapy was evaluated in four Phase 1 and 2 studies in MDS and other hematologic malignancies. One study is completed and a clinical study report is available. The most common TEAEs in > 10% of patients were pollakiuria (increased urinary frequency) (35%), fatigue (32%), diarrhea (26%), dysuria (29%) and haematuria (24%). The most common > Grade 3 AEs were anaemia (17%), thrombocytopenia (5%), haematuria (4%) and urinary tract infection (4%). The most common serious AE was pneumonia (6%). The most common AEs leading to discontinuation of patients receiving oral rigosertib as monotherapy were dysuria (8%), urinary tract pain (7%), haematuria (5%) and urinary frequency (5%).

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

Recilisib

Recilisib is a product candidate being developed in collaboration with the U.S. Department of Defense for acute radiation syndromes. We have completed four Phase 1 trials to evaluate the safety and pharmacokinetics of recilisib in healthy human adult subjects using both subcutaneous and oral formulations. We have also conducted animal studies and clinical trials of recilisib under the FDA’s Animal Rule, which permits marketing approval for new medical countermeasures for which conventional human efficacy studies are not feasible or ethical, by relying on evidence from adequate and well-controlled studies in appropriate animal models to support efficacy in humans when the results of those studies establish that the drug is reasonably likely to produce a human clinical benefit. Human safety data, however, is still required.  Ongoing studies of recilisib, focusing on animal models and biomarker development to assess the efficacy of recilisib are being conducted by third parties with government funding. We anticipate that any future development of recilisib beyond these ongoing studies would be conducted solely with government funding or by collaboration. Use of government funds to finance the research and development in whole or in part means any future effort to commercialize recilisib will be subject to federal laws and regulations on U.S. government rights in intellectual property. Additionally, we are subject to laws and regulations governing any research contracts, grants, or cooperative agreements under which government funding was provided.

Preclinical Product Candidates

In addition to our three clinical-stage product candidates, we have several product candidates that target kinases, cellular metabolism or cell division in preclinical development. We may explore additional collaborations to further the development of these product candidates as we focus internally on our more advanced programs.

Positive preclinical data was announced at the American Association for Cancer Research (AACR) annual meeting, which took place April 1-5 in Washington, DC, for ON 123300, a first-in-class dual inhibitor of  CDK4/6 + ARK5, and for ON 150030, a novel Type 1 inhibitor of FLT3 and Src pathways. We believe our CDK inhibitor is differentiated from other agents in the market (Palbociclib, Ribociclib and Abemaciclig) or in development (such as the compounds being developed by G1 Therapeutics) by its dual inhibition of CDK4/6 + ARK5. We continue to carry out research to enhance the pre-clinical data package for this compound in an attempt to seek partners for co-development of this novel compound.

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

Rare Disease Program in “Rasopathies”

Based on new mechanism of action data published last year, we are initiating a collaborative development program focusing on a group of rare diseases with a well-defined molecular basis in expression or defects involving the Ras Effector Pathways. Since “RASopathies” are rare diseases affecting young children, we are embarking on a multifaceted collaborative program involving patient advocacy, government and academic organizations. In addition to drug supply and expertise, we believe that we can contribute organizational skills to this “rare-disease” project.

The National Institutes of Health (NIH)/ National Cancer Institute (NCI) scientists have developed a broad ranging protocol for pediatric rasopathies with complicating cancers. We are developing preclinical and clinical collaborative programs with the NIH/NCI, academic investigators and Patient Advocacy Groups. We expect to execute a cooperative research and development agreement (CRADA) with the NIH/NCI for a clinical trial with rigosertib in these indications. One specific therapeutic focus will be Juvenile Myelomonocytic Leukemia (JMML), a well-described rasopathy with complicating cancers affecting children, which is incurable without an allogenic hematopoietic stem cell transplant. In July 2017, we presented a summary of our targeted approach to the annual symposium organized by Rasopathiesnet.org, a patient advocacy organization. We also are sponsoring an educational event (a “Key Opinion Leader” breakfast) in the fourth quarter to bring together disease area experts, patient advocacy and our knowledge to bring attention to this unmet medical need and the potential for rigosertib in this quest.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our interim unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We believe there have been no significant changes in our critical accounting policies as discussed in our annual report on Form 10-K filed with the SEC on March 29, 2017.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

	Three Months ended June 30,
	2017	2016	Change
Revenue	$324,000	$2,248,000	$(1,924,000)
Operating expenses:
General and administrative	1,779,000	2,083,000	304,000
Research and development	4,614,000	5,564,000	950,000
Total operating expenses	6,393,000	7,647,000	1,254,000
Loss from operations	(6,069,000)	(5,399,000)	(670,000)
Change in fair value of warrant liability	3,474,000	8,000	3,466,000
Other income (expense), net	11,000	10,000	1,000
Net loss	$(2,584,000)	$(5,381,000)	$2,797,000

Revenues

Revenues decreased by $1.9 million for the three months ended June 30, 2017 when compared to the same period in 2016 primarily as a result of contractual cost-sharing revenue from Baxalta for a portion of the costs of the INSPIRE trial in the 2016 period.

General and administrative expenses

General and administrative expenses decreased by $0.3 million, or 15%, to $1.8 million for the three months ended June 30, 2017 from $2.1 million for the three months ended June 30, 2016. The decrease was attributable to a decrease of $0.1 million in professional and legal expenses and a decrease of $0.1 million in other general and administrative costs as the company continued its focus to reduce non-R&D costs.  The decrease was also caused by lower stock compensation expense of $0.1 million, resulting from fewer stock options outstanding in the 2017 period.

Research and development expenses

Research and development expenses decreased by $1.0 million, or 17%, to $4.6 million for the three months ended June 30, 2017 from $5.6 million for the three months ended June 30, 2016. This decrease was caused primarily by $0.6 million lower clinical spending, comprised of lower expenses on legacy studies, offset by slightly higher spending on INSPIRE and the 09-08 combination study.  The decrease in research and development costs was also due to $0.3 million lower personnel costs as research and development headcount was down to 15 at June 30, 2017 from 18 at June 30, 2016, and $0.1 million lower stock compensation expense resulting from fewer stock options outstanding in the 2017 period.

Change in fair value of warrant liability

At June 30, 2017 there were 3,288,864 warrants outstanding which were recorded at fair value. The fair value of the warrant liability decreased $3.5 million during the three months ended June 30, 2017. The change was a result of decrease in fair value resulting from a decrease in the quoted market price for the warrants during the three months ended June 30, 2017 and a decrease in fair value resulting from a change in technique used to determine fair value from the Black-Scholes option pricing model to a quoted market price.  At June 30, 2016 there were 96,842 warrants outstanding which were recorded at fair value. The fair value of the warrant liability decreased $8,000 during the three months ended June 30, 2016.

Other income (expense), net

Other income (expense), net, increased by $1,000 for the three months ended June 30, 2017 compared to the three months ended June 30, 2017, due primarily to higher interest income partially offset by a larger exchange loss in the 2017 period.

Comparison of the Six Months Ended June 30, 2017 and 2016

	Six Months ended June 30,
	2017	2016	Change
Revenue	$534,000	$3,722,000	$(3,188,000)
Operating expenses:
General and administrative	3,895,000	5,254,000	1,359,000
Research and development	9,500,000	11,386,000	1,886,000
Total operating expenses	13,395,000	16,640,000	3,245,000
Loss from operations	(12,861,000)	(12,918,000)	57,000
Change in fair value option liability	1,925,000	279,000	1,646,000
Other income (expense), net	11,000	18,000	(7,000)
Net loss	$(10,925,000)	$(12,621,000)	$1,696,000

Revenues

Revenues decreased by $3.2 million for the six months ended June 30, 2017 when compared to the same period in 2016 primarily as a result of contractual cost-sharing revenue from Baxalta for a portion of the costs of the INSPIRE trial in the 2016 period.

General and administrative expenses

General and administrative expenses decreased by $1.4 million, or 26%, to $3.9 million for the six months ended June 30, 2017 from $5.3 million for the six months ended June 30, 2016.  The decrease was primarily caused by a decrease of $0.5 million of severance costs and accelerated stock compensation expense of $0.8 million related to the reduction in force during the 2016 period.  Lower insurance costs and other expenses also contributed $0.3 million to the decrease.  These decreases were partially offset by $0.2 million of higher professional fees in the 2017 period.

Research and development expenses

Research and development expenses decreased by $1.9 million, or 17%, to $9.5 million for the six months ended June 30, 2017 from $11.4 million for the six months ended June 30, 2016.  This decrease was caused primarily by a $1.5 million lower personnel costs as the 2016 period included approximately $0.8 million of severance related to our reduction in workforce in the first quarter of 2016, and as research and development headcount was down from 18 at June 30, 2016 to 16 at June 30, 2017.  The decrease in research and development expenses was also due to higher stock compensation expense in the 2016 period of $1.1 million also related to our reduction in workforce.  These decreases were partially offset by higher active pharmaceutical ingredient manufacturing costs of $0.5 million during the first quarter of 2017 and $0.2 million higher consulting fees in the 2017 period.

Change in fair value of warrant liability

At June 30, 2017 there were 3,288,864 warrants outstanding which were recorded at fair value. The fair value of the warrant liability decreased $1.9 million during the six months ended June 30, 2017.  The change was a result of an increase in fair value as calculated using the Black-Scholes option pricing model during the three months ended March 31, 2017, offset by a decrease in fair value resulting from a decrease in the quoted market price for the warrants during the three months ended June 30, 2017 and a decrease in fair value resulting from a change in technique used to determine fair value from the Black-Scholes option pricing model to a quoted market price. At June 30, 2016 there were 96,842 warrants outstanding which were recorded at fair value. The fair value of the warrant liability decreased $279,000 during the six months ended June 30, 2016.

Other income (expense), net

Other income (expense), net, decreased by $7,000 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to higher interest income partially offset by higher foreign exchange loss in the 2017 period.

Financial Condition

Total assets decreased $7.1 million, or approximately 31%, from $23.2 million at December 31, 2016 to $16.1 million at June 30, 2017.  The decrease in total assets was due primarily to decreases in cash, cash equivalents and prepaid expenses.  Total liabilities decreased from $18.1 million at December 31, 2016 to $15.7 million at June 30, 2017, a decrease of $2.4 million, primarily as a result of the increase in the warrant liability since December 31, 2016 and our recognition of deferred revenue under our SymBio agreement. Total stockholders’ equity decreased from $5.1 million at December 31, 2016 to stockholders’ equity of $0.4 million at June 30, 2017, a decrease of $4.7 million, or approximately 91%, primarily due to a net loss of $2.6 million for the three months ended June 30, 2017, partially offset by increases in additional paid in capital related to stock compensation expense and our sale of securities during the second quarter of 2017.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $10.9 million and $12.6 million for the six months ended June 30, 2017 and 2016, respectively.  Our operating activities used $11.7 million and $8.6 million of net cash during the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, we had an accumulated deficit of $349.1 million, working capital of $6.1 million, and cash and cash equivalents of $15.0 million.  We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations until the end of 2017.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months ended June 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(11,749,000)	$(8,594,000)
Investing activities	—	—
Financing activities	5,317,000	1,610,000
Effect of foreign currency translation	21,000	3,000
Net decrease in cash and cash equivalents	$(6,411,000)	$(6,981,000)

Net cash used in operating activities

Net cash used in operating activities was $11.7 million for the six months ended June 30, 2017 and consisted primarily of a net loss of $10.9 million, including a change in fair value of warrant liability of $1.9 million, partially offset by $0.9 million of noncash stock-based compensation and depreciation expense. Changes in operating assets and liabilities resulted in a net increase in cash of $0.2 million. Significant changes in operating assets and liabilities included a decrease in prepaid expenses and other current assets of $0.9 million as a result of the recognition of expense for prepaid clinical and manufacturing activities and insurance expense, partially offset by an increase in receivables of $0.2 million.  Accounts payable and accrued liabilities decreased by $0.3 million as a result of the timing of receipt and payment of vendor invoices, primarily related to our INSPIRE trial.  Deferred revenue decreased $0.2 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

Net cash provided by investing activities

There was no net cash provided by or used in investing activities for the six months ended June 30, 2017 or 2016.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $5.3 million, which resulted from the proceeds received from the sale of common stock in connection with our April 2017 underwritten public offering of common stock.  Net cash provided by financing activities for the six months ended June 30, 2016 was $1.6 million resulting from the issuance of common stock in January, 2016.

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

We do not have the funding resources necessary to carry out all of our proposed operating activities. We will need to obtain additional financing in the future in order to fully fund our INSPIRE trial and to further develop rigosertib or any other product candidates through the regulatory approval process. Accordingly, we may delay or pause our planned clinical trials, including the INSPIRE trial, until we secure adequate additional funding. If we seek to proceed with a clinical trial, we may face clinical trial delays for a number of reasons.  For instance, we may receive questions or comments from the FDA, fail to obtain IRB approval, or find it more difficult to enroll patients in the trial. Additionally, we may scale down our operations further in order to reduce spending on general and administrative functions, research and development, and other clinical trials.

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

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are required to meet certain qualitative and financial tests to maintain the listing of our common stock on the NASDAQ Capital Market. As of June 30, 2017, our total stockholders’ equity was $0.4 million.  As a result, we did not comply with the NASDAQ’s $2.5 million minimum stockholders’ equity requirement under NASDAQ Listing Rule 5550(b)(1) for the listing of our common stock.  Further, as of June 30, 2017, we did not meet the alterative compliance standards for the listing of our common stock relating to the market value of listed securities or net income from continuing operations. As provided in the NASDAQ rules, we expect to receive a letter from NASDAQ notifying us of our noncompliance with the minimum stockholders’ equity requirement, and in response, we expect to submit our plan to regain compliance to NASDAQ for approval. However, there can be no assurance that our plan will be accepted by NASDAQ or that if it is, we will be able to regain compliance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 9, 2017, the Company initiated a transition process to switch the existing lead contract research organization (CRO) working on our ongoing INSPIRE clinical trial to a new CRO. The Company expects the transition to be completed in approximately sixty days.

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

Dated: August 14, 2017

/s/ RAMESH KUMAR, Ph.D.
Ramesh Kumar, Ph.D.
President and Chief Executive Officer
(Principal Executive and Principal Operating Officer)

Dated: August 14, 2017

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