Form 10-Q
period 2017-09-30
Onconova Therapeutics, Inc.
filed 2017-11-09
CIK 1130598

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of October 31, 2017 was 9,851,163.

ONCONOVA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Onconova Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,600,000	$21,400,000
Receivables	57,000	31,000
Prepaid expenses and other current assets	1,000,000	1,588,000
Restricted cash	50,000	50,000
Total current assets	8,707,000	23,069,000
Property and equipment, net	83,000	152,000
Other non-current assets	12,000	12,000
Total assets	$8,802,000	$23,233,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,436,000	$5,323,000
Accrued expenses and other current liabilities	3,098,000	4,382,000
Deferred revenue	455,000	455,000
Total current liabilities	8,989,000	10,160,000
Warrant liability	1,686,000	3,401,000
Deferred revenue, non-current	4,205,000	4,545,000
Total liabilities	14,880,000	18,106,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized at September 30, 2017 and December 31, 2016, none issued and outstanding at Septemeber 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 25,000,000 authorized at September 30, 2017 and December 31, 2016, 9,851,164 and 6,759,895 shares issued and outstanding at September 30, 2017 and December 31, 2016	99,000	68,000
Additional paid in capital	349,103,000	342,484,000
Accumulated other comprehensive income	(1,000)	(31,000)
Accumulated deficit	(356,109,000)	(338,224,000)
Total Onconova Therapeutics, Inc. stockholders’ (deficit) equity	(6,908,000)	4,297,000
Non-controlling interest	830,000	830,000
Total stockholders’ (deficit) equity	(6,078,000)	5,127,000

Total liabilities and stockholders’ (deficit) equity	$8,802,000	$23,233,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$110,000	$1,651,000	$644,000	$5,373,000
Operating expenses:
General and administrative	1,728,000	1,975,000	5,623,000	7,229,000
Research and development	5,141,000	3,991,000	14,641,000	15,377,000
Total operating expenses	6,869,000	5,966,000	20,264,000	22,606,000
Loss from operations	(6,759,000)	(4,315,000)	(19,620,000)	(17,233,000)
Change in fair value of warrant liability	(210,000)	2,706,000	1,716,000	2,985,000
Other income, net	8,000	10,000	19,000	28,000
Net loss	(6,961,000)	(1,599,000)	(17,885,000)	(14,220,000)
Net loss attributable to non-controlling interest	—	—	—	—
Net loss attributable to Onconova Therapeutics, Inc	$(6,961,000)	$(1,599,000)	$(17,885,000)	$(14,220,000)

Net loss per share, basic and diluted	$(0.71)	$(0.29)	$(2.09)	$(3.90)
Basic and diluted weighted average shares outstanding	9,851,164	5,438,105	8,551,839	3,643,210

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss	$(6,961,000)	$(1,599,000)	$(17,885,000)	$(14,220,000)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments, net	9,000	2,000	30,000	5,000
Other comprehensive income (loss), net of tax	9,000	2,000	30,000	5,000
Comprehensive loss	(6,952,000)	(1,597,000)	(17,855,000)	(14,215,000)
Comprehensive loss attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to Onconova Therapeutics, Inc.	$(6,952,000)	$(1,597,000)	$(17,855,000)	$(14,215,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

	Stockholders’ Equity (Deficit)
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive	Non-controlling
	Shares	Amount	Capital	deficit	income (loss)	interest	Total

Balance at December 31, 2016	6,759,895	$68,000	$342,484,000	$(338,224,000)	$(31,000)	$830,000	$5,127,000

Net loss	—	—	—	(17,885,000)	—	—	(17,885,000)
Other comprehensive income	—	—	—	—	30,000	—	30,000
Stock-based compensation	—	—	1,333,000	—	—	—	1,333,000
Issuance of common stock, net	3,091,269	31,000	5,286,000	—	—	—	5,317,000
Balance at September 30, 2017	9,851,164	$99,000	$349,103,000	$(356,109,000)	$(1,000)	$830,000	$(6,078,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months ended September 30,
	2017	2016
Operating activities:
Net loss	$(17,885,000)	$(14,220,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,000	72,000
Change in fair value of warrant liabilities	(1,716,000)	(2,985,000)
Stock compensation expense	1,333,000	3,357,000
Changes in assets and liabilities:
Receivables	(26,000)	600,000
Prepaid expenses and other current assets	588,000	664,000
Accounts payable	113,000	650,000
Accrued expenses and other current liabilities	(1,283,000)	753,000
Deferred revenue	(340,000)	(341,000)
Net cash used in operating activities	(19,147,000)	(11,450,000)

Investing activities:
Net cash provided by investing activities	—	—

Financing activities:
Proceeds from the sale of common stock and warrants, net of costs	5,317,000	17,421,000
Proceeds from the exercise of stock options	—	3,000
Net cash provided by financing activities	5,317,000	17,424,000
Effect of foreign currency translation on cash	30,000	5,000
Net (decrease) increase in cash and cash equivalents	(13,800,000)	5,979,000
Cash and cash equivalents at beginning of period	21,400,000	19,799,000
Cash and cash equivalents at end of period	$7,600,000	$25,778,000

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity

The Company has incurred recurring operating losses since inception. For the nine months ended September 30, 2017, the Company incurred a net loss of $17,885,000 and as of September 30, 2017 the Company had generated an accumulated deficit of $356,109,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At September 30, 2017, the Company had cash and cash equivalents of $7,600,000. The Company will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy.

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

On January 5, 2016, the Company entered into a securities purchase agreement with an institutional investor providing for the issuance and sale by the Company of 193,684 shares of the Company’s Common Stock and warrants to purchase 96,842 shares of the Company’s Common Stock for aggregate net proceeds of $1.6 million. (See Note 13)

On July 29, 2016 the Company closed on a rights offering of units of Common Stock and warrants. The Company issued 3,599,786 shares of Common Stock, 3,192,022 tradable warrants and 656,400 pre-funded warrants in connection with the rights offering. Net proceeds were approximately $15.8 million. (See Note 13)

On April 26, 2017 the Company closed on an underwritten public offering of 2,476,190 shares of Common Stock. On May 17, 2017, the Company sold an additional 363,580 shares as a result of the underwriter’s exercise of its over-allotment option. Net proceeds from these transactions were approximately $5.3 million. (See Note 13)

The Company has and may continue to delay, scale-back, or eliminate certain of its research and development activities and other aspects of its operations until such time as the Company is successful in securing additional funding. The Company is exploring various dilutive and non-dilutive sources of funding, including equity financings, strategic alliances, business development and other sources. The future success of the Company is dependent upon its ability to obtain additional funding. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. The Company currently anticipates that current cash and cash equivalents will be sufficient to meet its anticipated cash requirements to the end of 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2017, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016, the consolidated statement of stockholders’ equity for the nine months ended September 30, 2017 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016, and its cash flows for the nine months ended September 30, 2017 and 2016. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2017 and 2016 are unaudited. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K filed with the SEC on March 29, 2017.

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

3.  Revenue

The Company recognized revenue under its license and collaboration agreements with Baxalta and SymBio as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Baxalta	$—	$1,538,000	$—	$4,857,000
Symbio	110,000	113,000	644,000	516,000
	$110,000	$1,651,000	$644,000	$5,373,000

See Note 10, “License and Collaboration Agreements,” for a further discussion of the agreements with Baxalta and SymBio.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4.  Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at September 30, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	September 30,
	2017	2016
Warrants	3,294,771	3,525,771
Stock options	907,373	709,227
	4,202,144	4,234,998

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

Warrants outstanding and warrant activity for the nine months ended September 30, 2017 is as follows:

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Detail

Prepaid expenses and other current assets:

	September 30,	December 31,
	2017	2016

Research and development	$632,000	$1,075,000
Manufacturing	43,000	90,000
Insurance	204,000	350,000
Other	121,000	73,000
	$1,000,000	$1,588,000

Property and equipment:

	September 30,	December 31,
	2017	2016

Property and equipment	$2,228,000	$2,228,000
Accumulated depreciation	(2,145,000)	(2,076,000)
	$83,000	$152,000

Accrued expenses and other current liabilities:

	September 30,	December 31,
	2017	2016

Research and development	$1,982,000	$2,376,000
Employee compensation	945,000	1,573,000
Professional fees	171,000	235,000
Other	—	198,000
	$3,098,000	$4,382,000

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

On July 29, 2016 the Company closed on a Rights Offering, issuing 3,599,786 shares of Common Stock, 3,192,022 Tradable Warrants and 656,400 Pre-Funded Warrants. The Tradable Warrants are exercisable for a period of five years for one share of Common Stock at an exercise price of $4.92 per share. After the one-year anniversary of issuance, the Company may redeem the Tradable Warrants for $0.001 per Tradable Warrant if the volume weighted average price of its Common Stock is above $12.30 for each of 10 consecutive trading days (see Note 13). The Company has classified the Tradable Warrants as a liability (see Note 5). The Tradable Warrants have been listed on the NASDAQ Capital Market since issuance and the Company regularly monitors the trading activity. During the period from issuance on July 29, 2016 through March 31, 2017 the Company determined that trading volume was insufficient to use the NASDAQ Capital Market value to determine the fair value of the warrant liability. The fair value was estimated using the Black-Scholes pricing model. During the quarter ended June 30, 2017, the Company determined that an active and orderly market for the Tradable Warrants had developed and that the NASDAQ Capital Market price was the best indicator of fair value of the warrant liability. Consequently, the Company changed its valuation technique from the Black-Scholes pricing model to the quoted market price, effective April 1, 2017. The change in valuation technique resulted in a reclassification of the liability within the valuation hierarchy form Level 3 to Level 1. The quoted market price was also used to determine the fair value at September 30, 2017.

The Company estimated the fair value of the non-tradable warrant liability at September 30, 2017, using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.04%
Expected volatility	76.06%
Expected term	3.79 years
Expected dividend yield	0%

Expected volatility is based on the historical volatility of the Company’s Common Stock since its IPO in July 2013.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Fair Value Measurements (Continued)

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	Fair Value Measurement as of:
	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance

Tradable warrants liability	$1,659,000	$—	$—	$1,659,000	$—	$—	$3,338,000	$3,338,000
Non-tradable warrants liability	—	—	27,000	27,000	—	—	63,000	63,000
Total	$1,659,000	$—	$27,000	$1,686,000	$—	$—	$3,401,000	$3,401,000

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017:

Warrant Liability
Balance at December 31, 2016	$3,401,000
Change in fair value upon re-measurement	1,549,000
Balance at March 31, 2017	4,950,000
Reclassification of tradable warrants to Level 1	(4,857,000)
Change in fair value upon re-measurement	(53,000)
Balance at June 30, 2017	40,000
Change in fair value upon re-measurement	(13,000)
Balance at September 30, 2017	$27,000

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

Further, in July 2013, the Company’s board of directors and stockholders approved the 2013 Equity Compensation Plan (the “2013 Plan”), which amended, restated and renamed the 2007 Plan. Under the 2013 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, deferred share awards, performance awards and other equity-based awards to employees, directors and consultants. The Company initially reserved 610,783 shares of Common Stock for issuance, subject to adjustment as set forth in the 2013 Plan. The 2013 Plan includes an evergreen provision, pursuant to which the maximum aggregate number of shares that may be issued under the 2013 Plan is increased on the first day of each fiscal year by the lesser of (a) a number of shares equal to four percent (4%) of the issued and outstanding Common Stock of the Company, without duplication, (b) 200,000 shares and (c) such lesser number as determined by the Company’s board of directors, subject to specified limitations. At September 30, 2017, there were 45,255 shares available for future issuance.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense as follows for the three and nine months ended September 30, 2017 and 2016:

	Three Months ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

General and administrative	$251,000	$288,000	$770,000	$1,571,000
Research and development	180,000	288,000	563,000	1,786,000
	$431,000	$576,000	$1,333,000	$3,357,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.  Stock-Based Compensation (Continued)

A summary of stock option activity for the nine months ended September 30, 2017 is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2016	6,275	746,353	$53.50	7.70	$0
Authorized	200,000	—
Granted	(196,811)	196,811	$2.58
Exercised	—	—	$—
Forfeitures	35,791	(35,791)	$88.27
Balance, September 30, 2017	45,255	907,373	$41.09	7.56	$0
Vested or expected to vest, September 30, 2017		893,634	$60.82	6.75	$0
Exercisable at September 30, 2017		575,522	$60.82	6.75	$0

Information with respect to stock options outstanding and exercisable at September 30, 2017 is as follows:

Exercise Price	Shares	Exercisable
$1.94 - $6.50	487,578	200,294
$14.80 - $15.00	37,550	23,787
$23.20 - $39.80	101,064	77,076
$43.40 - $75.30	98,123	93,349
$132.80 - $151.20	177,708	175,666
$277.10 - $291.40	5,350	5,350
	907,373	575,522

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

As of September 30, 2017, there was $1,414,000 of unrecognized compensation expense related to the unvested stock options issued from April 24, 2013 through September 30, 2017, which is expected to be recognized over a weighted-average period of approximately 1.83 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

	Nine Months ended September 30,
	2017	2016
Risk-free interest rate	2.03%	1.35%
Expected volatility	79.06%	75.71%
Expected term	6.00 years	5.78 years
Expected dividend yield	0%	0%
Weighted average grant date fair value	$1.77	$2.87

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

On April 23, 2013, the Company distributed a notification letter to all equity award holders under the Company’s 2007 Equity Compensation Plan (the “2007 Plan”) advising them that Purchase Transactions would no longer occur, unless, at the time of a Purchase Transaction, the option holder has held the Common Stock issued upon exercise of options for a period of greater than six months prior to selling such Common Stock to the Significant Holder and that any such sale to the Significant Holder would be at the fair value of the Common Stock on the date of such sale. Based on these new criteria for Purchase Transactions, the Company remeasured options outstanding under the 2007 Plan as of April 23, 2013 to their intrinsic value and reclassified such options from liabilities to stockholders’ deficit within the Company’s consolidated balance sheets, which amounted to $14,482,000.  As of September 30, 2017, there was no unrecognized compensation expense related to these awards.

9. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through September 30, 2017 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

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

Among other things, the Baxalta agreement contemplated development of rigosertib IV in higher-risk MDS patients, through the Company’s ONTIME trial and, potentially, additional Phase 3 clinical trials. The ONTIME trial did not achieve its primary endpoint and the Company is continuing the development of rigosertib IV in higher-risk MDS patients through its INSPIRE trial. In accordance with the agreement, the Company elected to have Baxalta fund fifty percent of the costs of the INSPIRE trial, up to $15.0 million. The funding from Baxalta terminated effective August 30, 2016. The Company recorded revenue related to Baxalta’s funding of the INSPIRE trial of $1,538,000 and $4,857,000 during the three and nine months ended September 30, 2016, respectively. The Company has overall responsibility for the trial, including determination of the trial specifications, selection of third party service providers and payment for all services and materials.

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

The two preclinical programs sublicensed to GBO have not been developed to clinical stage as initially hoped, and the Company is in discussions with GVK regarding the future of GBO. There was no activity in GBO during the nine months ended September 30, 2017 and 2016.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Related-Party Transactions

The Company has entered into a research agreement, as subsequently amended, with the Mount Sinai School of Medicine (“Mount Sinai”), with which a member of its board of directors and a significant stockholder is affiliated. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in connection with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions. Payments to Mount Sinai under this research agreement for the three months ended September 30, 2017 and 2016 were $88,000 and $187,000, respectively, and for the nine months ended September 30, 2017 and 2016 were $263,000 and $374,000, respectively. At September 30, 2017 and December 31, 2016, the Company had $438,000 and $175,000, respectively, payable to Mount Sinai under this agreement.

The Company has entered into a consulting agreement with a member of its board of directors, who is also a significant stockholder of the Company. The board member provides consulting services to the Company on the terms set forth in the agreement. Payments to this board member for the three months ended September 30, 2017 and 2016 were $33,000 and $33,000, respectively and for the nine months ended September 30, 2017 and 2016 were $99,000 and $99,000, respectively. At September 30, 2017 and December 31, 2016, the Company had $0 and $33,000, respectively, payable under this agreement.

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

14. Subsequent Events

Subsequent to September 30, 2017 there was an increase in the fair value of the warrant liability calculated using the NASDAQ Capital Market quoted price.  The fair value at September 30, 2017 was $1,686,000. The estimated fair value at November 8, 2017 is approximately $2,260,000. The estimated increase in the warrant liability would increase the Company’s net loss by approximately $574,000.

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

•                  the performance of third parties, including contract research organizations (“CROs”) and third-party manufacturers; and

•                  our expectations regarding CRO transition.

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

Our net losses were $17.9 million and $14.2 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $356.1 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met.

During 2016, we took significant actions to conserve cash, including reduction in personnel and expenditures. While we will continue to take cash conservation actions where appropriate, our net expenditures may increase in 2017 as more INSPIRE sites open and more patients enroll in the INSPIRE trial. Additionally, cost sharing payments from Baxalta have terminated in August 2016. As of September 30, 2017, we had $7.6 million in cash and cash equivalents.

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

We believe that our cash and cash equivalents, will be sufficient to fund our ongoing trials through the end of December 2017, and there is substantial doubt about our ability to continue as a going concern.

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

Enrollment for the INSPIRE Phase 3 trial for second-line higher-risk MDS patients is highly selective and required us to search extensively to identify appropriate candidates meeting the stringent entry criteria. Accordingly, this trial has been opened at more than 175 sites on four continents. Our partner, SymBio Pharmaceuticals, has opened more than 30 sites in Japan for the INSPIRE protocol. As of October 31, 2017, the trial is active at approximately 170 sites in 22 countries.  The selection of countries and trial sites is carefully undertaken to ensure availability of appropriate patients meeting eligibility criteria. Since these criteria are purposely designed to be narrow and selective, extensive screening and trial site education is integral to our plan. INSPIRE trial outcome is measured by overall survival and includes a pre-planned interim analysis which is triggered by 88 events (deaths). The timing of interim analysis is difficult to precisely define.  Based on our statistical analysis plan, the enrollment rate, and the expected survival in a comparable patient subgroup from the ONTIME trial, we expect the interim analysis to occur late in the fourth quarter of 2017. The interim analysis involves an initial analysis of efficacy by an independent statistical consultant. These results will be submitted to the independent data monitoring committee (DMC). The interim analysis may result in the trial stopping due to futility, trial continuation as planned without any changes, or continuation with changes according to the preset criteria for trial expansion or continued randomization only for the Very High Risk subgroup. The adaptive design element has been reviewed by regulatory agencies in the US and Europe. The actual timing of the interim analysis and its outcome will permit better estimates for complete enrollment and top-line analysis.  Since the date of the interim analysis is tied to the unpredictability of reaching a pre-identified number of death events, the precise time of completing the interim analysis, which will be roughly a couple of weeks after reaching the number of events, cannot be forecast precisely, and could occur early next year.

In an attempt to optimize enrollment, we have taken proactive measures to increase enrollment including the addition of trial sites in three new countries, replacement of the principal CRO and addition of another CRO to our trial management group.  Due to these changes full enrollment may take longer than initially expected. Since the interim analysis could potentially change the required number of patients to be randomized for the trial, a better estimate of these timelines can be provided after this analysis is completed. Should enrollment not return to desired levels, full enrollment may be delayed even if the adaptive design is not required as per the statistical analysis plan.

As called for in the INSPIRE Charter, the DMC has previously conducted two periodic safety reviews, and after each review, the trial continued per plan.

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

Response per IWG 2006

	Overall Evaluable (N=33)	No prior HMA (N-20)	Prior HMA (N=13)
Complete remission (CR)	8(24)%	7(35)%	1(8)%
Marrow CR + hematologic improvement	10(30)%	6(30)%	4(31)%
Marrow CR alone	6(18)%	3(15)%	3(23)%
Hematologic improvement alone	1(3)%	1(5)%	0
Stable disease	8(24)%	3(15)%	5(38)%
Overall IWG response	25(76)%	17(85)%	8(62)%
Clinical benefit response	19(58)%	14(70)%	5(38)%

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

While the Phase 3 trial is being designed, we have expanded the Phase 1/2 trial cohort by up to 40 subjects. Under a protocol expansion, we plan to use the expanded cohorts to explore dose optimization by increasing the dose of rigosertib and varying the dose administration scheme of rigosertib oral to identify an optimal dose and schedule. After amendments were filed with the regulatory agencies, we started the expansion phase of this trial in the U.S. sites that participated in the initial trial. The first patient was enrolled in April and since then, more than half of the planned patients have been enrolled in the expansion trial.  We plan to add more sites in the U.S. to complete enrollment of the expanded trial.

In June 2017, at the Congress of the European Hematology Association Meeting, we updated the data from the Phase 1/2 trial and highlighted results in AML patients included in this study. Response data was presented on eight evaluable patients with AML who were tested with the rigosertib and azacitidine combination. For the eight evaluable patients with AML, the combination was well tolerated and the safety profile was similar to single-agent azacitidine, based on safety information in the azacitidine FDA approved label. Based on the presented results of the combination studies, the authors concluded that continued study in AML was warranted.  We will not commence further development of rigosertib oral in combination with azacitidine for AML without additional financing.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

	Three Months ended September 30,
	2017	2016	Change
Revenue	$110,000	$1,651,000	$(1,541,000)
Operating expenses:
General and administrative	1,728,000	1,975,000	247,000
Research and development	5,141,000	3,991,000	(1,150,000)
Total operating expenses	6,869,000	5,966,000	(903,000)
Loss from operations	(6,759,000)	(4,315,000)	(2,444,000)
Change in fair value of warrant liability	(210,000)	2,706,000	(2,916,000)
Other income (expense), net	8,000	10,000	(2,000)
Net loss	$(6,961,000)	$(1,599,000)	$(5,362,000)

Revenues

Revenues decreased by $1.5 million for the three months ended September 30, 2017 when compared to the same period in 2016 primarily as a result of contractual cost-sharing revenue from Baxalta for a portion of the costs of the INSPIRE trial in the 2016 period.

General and administrative expenses

General and administrative expenses decreased by $0.2 million, or 13%, to $1.7 million for the three months ended September 30, 2017 from $2.0 million for the three months ended September 30, 2016. The decrease was attributable to a decrease of $0.1 million in stock compensation and personnel expenses and a decrease of $0.1 million in other general and administrative costs as the company continued its focus to reduce non-R&D costs.

Research and development expenses

Research and development expenses increased by $1.1 million, or 29%, to $5.1 million for the three months ended September 30, 2017 from $4.0 million for the three months ended September 30, 2016. This increase was caused primarily by an increase of $1.6 million in clinical development spending, which was comprised of increases in INSPIRE spending of $0.9 million as more clinical sites were open and active during the 2017 period and an increase of $0.7 million in spending related to the 09-08 expansion study, which was commenced during the second quarter of the 2017 period.  These increases were partially offset by a decrease in personnel related costs of $0.3 million due to the reduction in force during the third quarter of 2016, a decrease in manufacturing costs of $0.1 million related to the timing of drug product and drug substance manufacturing in the 2016 period, as well as lower stock compensation expense due to fewer options outstanding in the 2017 period.

Change in fair value of warrant liability

The fair value of the warrant liability increased $0.2 million for the three months ended September 30, 2017, compared to a decrease of $2.7 million for the three months ended September 30, 2016.  This change was caused by the decrease in the estimate of fair value of the warrants at September 30, 2016 [utilizing a Black-Scholes valuation methodology.]

Other income (expense), net

Other income (expense), net, decreased by $2,000 for the three months ended September 30, 2017 compared to the three months ended September 30, 2017, due primarily to higher foreign exchange loss in the 2017 period partially offset by higher interest income in the 2017 period.

Comparison of the Nine Months Ended September 30, 2017 and 2016

	Nine Months ended September 30,
	2017	2016	Change
Revenue	$644,000	$5,373,000	$(4,729,000)
Operating expenses:
General and administrative	5,623,000	7,229,000	1,606,000
Research and development	14,641,000	15,377,000	736,000
Total operating expenses	20,264,000	22,606,000	2,342,000
Loss from operations	(19,620,000)	(17,233,000)	(2,387,000)
Change in fair value option liability	1,716,000	2,985,000	(1,269,000)
Other income (expense), net	19,000	28,000	(9,000)
Net loss	$(17,885,000)	$(14,220,000)	$(3,665,000)

Revenues

Revenues decreased by $4.7 million for the nine months ended September 30, 2017 when compared to the same period in 2016 primarily as a result of contractual cost-sharing revenue from Baxalta for a portion of the costs of the INSPIRE trial in the 2016 period.

General and administrative expenses

General and administrative expenses decreased by $1.6 million, or 22%, to $5.6 million for the nine months ended September 30, 2017 from $7.2 million for the nine months ended September 30, 2016.  The decrease was primarily caused by a decrease of $0.5 million of severance costs and accelerated stock compensation expense of $0.8 million related to the reduction in force during the 2016 period.  Lower facilities related, insurance, and other general and administrative costs also contributed $0.3 million to the decrease.

Research and development expenses

Research and development expenses decreased by $0.7 million, or 5%, to $14.6 million for the nine months ended September 30, 2017 from $15.4 million for the nine months ended September 30, 2016.  This decrease was caused primarily by decreases of $1.9 million in personnel costs and $1.2 million of stock compensation expense related to our reduction in workforce in the first quarter of 2016. These decreases were partially offset by higher clinical development expense of $1.6 million as a result of our increased spending on INSPIRE and our 09-08 combination expansion study, which commenced during the second quarter of 2017.

Change in fair value of warrant liability

The change in fair value of the warrant liability was $1.7 million for the nine months ended September 30, 2017 compared to $3.0 million for the nine months ended September 30, 2016.  The change in the fair value of the warrant liability in 2017 was caused by the change in fair value of the warrants, which was estimated using a Black-Scholes methodology during the 2016 period, and based on the quoted market price of the warrants for the 2017 period.

Other income (expense), net

Other income (expense), net, decreased by $9,000 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to higher interest income partially offset by higher foreign exchange loss in the 2017 period.

Financial Condition

Total assets decreased $14.4 million, or approximately 62%, from $23.2 million at December 31, 2016 to $8.8 million at September 30, 2017.  The decrease in total assets was due primarily to decreases in cash, cash equivalents and prepaid expenses.  Total liabilities decreased from $18.1 million at December 31, 2016 to $14.9 million at September 30, 2017, a decrease of $3.2 million, primarily as a result of the decrease in the warrant liability since December 31, 2016, lower accrued expenses, and our recognition of deferred revenue under our SymBio agreement. Total stockholders’ equity decreased from $5.1 million at December 31, 2016 to stockholders’ deficit of $6.1 million at September 30, 2017, a decrease of $11.2 million, or approximately 218%, primarily due to a net loss of $17.9 million for the nine months ended September 30, 2017, partially offset by increases in additional paid in capital related to stock compensation expense and our sale of securities during the second quarter of 2017.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $17.9 million and $14.2 million for the nine months ended September 30, 2017 and 2016, respectively.  Our operating activities used $19.1 million and $11.5 million of net cash during the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, we had an accumulated deficit of $356.1 million, negative working capital of $0.3 million, and cash and cash equivalents of $7.6 million.  We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations through the end of 2017.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months ended September 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(19,147,000)	$(11,450,000)
Investing activities	—	—
Financing activities	5,317,000	17,424,000
Effect of foreign currency translation	30,000	5,000
Net decrease in cash and cash equivalents	$(13,800,000)	$5,979,000

Net cash used in operating activities

Net cash used in operating activities was $19.1 million for the nine months ended September 30, 2017 and consisted primarily of a net loss of $17.9 million, including a favorable change in fair value of warrant liability of $1.7 million, partially offset by $1.4 million of noncash stock-based compensation and depreciation expense. Changes in operating assets and liabilities resulted in a net increase in cash of $0.9 million. Significant changes in operating assets and liabilities included a decrease in prepaid expenses and other current assets of $0.6 million as a result of the recognition of expense for clinical and manufacturing activities and insurance expense.  Accounts payable and accrued liabilities decreased by $1.2 million as a result of the timing of receipt and payment of vendor invoices, primarily related to our INSPIRE trial.  Deferred revenue decreased $0.3 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

Net cash provided by investing activities

There was no net cash provided by or used in investing activities for the nine months ended September 30, 2017 or 2016.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $5.3 million, which resulted from the proceeds received from the sale of common stock.  Net cash provided by financing activities for the nine months ended September 30, 2016 was $17.4 million resulting from the issuance of common stock in January, 2016 and the rights offering in July, 2016.

Operating and Capital Expenditure Requirements

We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations through the end of 2017. We are exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources. If we are unable to obtain additional funding, we may not be able to continue as a going concern and may be forced to curtail all of our activities and, ultimately, potentially cease operations. If we are unable to raise sufficient additional funding, we will not have sufficient cash flows and liquidity to fund our planned business operations, and may be forced to limit many, if not all, of our programs and consider other means of creating value for our stockholders, such as licensing to others the development and commercialization of products that we consider valuable and would otherwise likely develop ourselves. Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are required to meet certain qualitative and financial tests to maintain the listing of our common stock on the NASDAQ Capital Market. As of June 30, 2017 and September 30, 2017, our total stockholders’ equity was $0.4 million and $(6.1) million, respectively.  As a result, we did not comply with the NASDAQ’s $2.5 million minimum stockholders’ equity requirement under NASDAQ Listing Rule 5550(b)(1) for the listing of our common stock.  Further, as of June 30, 2017 and September 30, 2017, we did not meet the alterative compliance standards for the listing of our common stock relating to the market value of listed securities or net income from continuing operations. On August 16, 2017, we receive a letter from NASDAQ notifying us of our noncompliance with the minimum stockholders’ equity requirement, and in response, on October 2, 2017, we submitted our plan to regain compliance to NASDAQ for approval. On October 31, 2017 we submitted additional information requested by NASDAQ. We expect to receive NASDAQ’s decision regarding our compliance plan by November 15, 2017. There can be no assurance that our plan will be accepted by NASDAQ or that if it is, we will be able to regain compliance. If NASDAQ does not approve our compliance plan, we intend to request a hearing before an independent Hearings Panel which has the authority to grant us an additional extension of time of up to 180 calendar days to regain compliance.

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

Dated: November 9, 2017

/s/ RAMESH KUMAR, Ph.D.
Ramesh Kumar, Ph.D.
President and Chief Executive Officer
(Principal Executive and Principal Operating Officer)

Dated: November 9, 2017

/s/ MARK GUERIN
Mark Guerin
Chief Financial Officer
(Principal Financial Officer)