Form 10-K
period 2017-12-31
Onconova Therapeutics, Inc.
filed 2018-03-16
CIK 1130598

Use these links to rapidly review the document

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer,", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☒

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $17.8 million, based on the last reported sale price of the registrant's common stock on the Nasdaq Capital Market.

         There were 18,946,163 shares of Common Stock outstanding as of March 1, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the registrant's 2018 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this annual report on Form 10-K are incorporated by reference into Part III of this annual report on Form 10-K.

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

  •
  our ability to enter into, maintain and perform collaboration agreements with other pharmaceutical companies, for funding and commercialization of our clinical drug product candidates or preclinical compounds, and our ability to achieve certain milestones under those agreements;

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

  •
  our ability to maintain the listing of our securities on a national securities exchange;

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

        In December 2015, we enrolled the first patient into our INSPIRE trial, a randomized controlled Phase 3 clinical trial of intravenous rigosertib ("rigosertib IV") in a population of patients with higher-risk MDS after failure of hypomethylating agent ("HMA") therapy. The primary endpoint of INSPIRE is overall survival. An interim analysis of the trial was performed in January 2018 and we anticipate reporting topline data from the INSPIRE trial in the first half of 2019.

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

        MDS is typically diagnosed using routine blood tests or by observing a combination of certain symptoms, such as shortness of breath, weakness, easy bruising or bleeding, or fever with frequent infections. A diagnosis of MDS is confirmed by evaluating a bone marrow biopsy/aspirate showing dysplastic changes, and, in more advanced cases, the presence of excess blasts, meaning that blasts account for more than 5% of the total number of nucleated cells in the bone marrow. Several classification systems have been developed to gauge the severity of disease and help determine prognosis and treatment strategy. Two standard classification systems can be used, the French-American-British morphological classification system as modified by the World Health Organization, or WHO, and the recently revised International Prognostic Scoring System ("IPSS-R") to estimate anticipated survival for patients with MDS based on marrow function and marrow cytogenetics. IPSS-R ranks the severity of chromosome abnormalities, severity of cytopenias, and percentage of bone marrow blasts observed at diagnosis to calculate a five-level risk score: Very Low, Low, Intermediate, High and Very High. MDS patients are generally classified using IPSS-R in order to assess the risk of dying or having their disease progress to AML.

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

Our Product and Product Candidates

Rigosertib

        Rigosertib is a small molecule which we believe blocks cellular signaling by targeting RAS effector pathways. This is believed to be mediated by the interaction of rigosertib to the RAS-binding domain ("RBD"), found in many RAS effector proteins, including the Raf and PI3K kinases. We believe this mechanism of action provides a new approach to block the interactions between RAS and its targets containing RBD sites. Rigosertib is currently being tested in clinical trials as a single agent, and in combination with azacitidine, in patients with MDS. We have enrolled more than 1,300 patients in rigosertib clinical trials for MDS and other conditions. We were a party to a license and development agreement with Baxalta (as defined below), which granted Baxalta certain rights to commercialize rigosertib in Europe. The Baxalta agreement was terminated on August 30, 2016, at which time the European rights reverted to us at no cost. We are party to a collaboration agreement with SymBio, which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. We have retained development and commercialization rights to rigosertib in the rest of the world, including in the United States and Europe, although we could consider licensing commercialization rights to other territories as we continue to seek additional funding. Previously we were a party to a license and development agreement with Baxalta (as defined below), which granted Baxalta certain rights to commercialize rigosertib in Europe. The Baxalta agreement was terminated on August 30, 2016, at which time the European rights reverted to us at no cost.

        The table below summarizes our rigosertib clinical stage programs.

Rigosertib IV for higher-risk MDS

        We are developing an IV version of rigosertib for the treatment of higher-risk MDS following the failure of HMA therapy. In early 2014, we announced topline survival results from our "ONTIME" trial, a multi-center Phase 3 clinical trial of rigosertib IV as a single agent versus best supportive care including low dose Ara-C. The ONTIME trial did not meet its primary endpoint of an improvement in overall survival in the intent-to-treat population, although improvements in median overall survival were observed in various pre-specified and exploratory subgroups of higher-risk MDS patients. As a result, additional clinical work is on-going.

        During 2014 and 2015, we held meetings with the U.S. Food and Drug Administration ("FDA"), European Medicines Agency ("EMA"), and several European national regulatory authorities to discuss and seek guidance on a path for approval of rigosertib IV in higher-risk MDS patients whose disease had failed HMA therapy. After discussions with the FDA and EMA, we refined our patient eligibility criteria by defining what we believe to be a more homogenous patient population. After regulatory feedback, input from key opinion leaders in the U.S. and Europe and based on learnings from the ONTIME study, we designed a new randomized controlled Phase 3 trial, referred to as INSPIRE. The INSPIRE trial is enrolling higher-risk MDS patients under 82 years of age who have progressed on, relapsed, or failed to respond to, previous treatment with HMAs within nine months or nine cycles over the course of one year after initiation of HMA therapy, and had their last dose of HMA within six months prior to enrollment in the trial. Patients are randomized to either rigosertib with best supportive care, or the physician's choice of therapy with best supportive care. The primary endpoint of this study is the sequential analysis of overall survival of all randomized patients in the intent-to-treat ("ITT") population and the International Prognostic Scoring System- Revised (IPSS-R) Very High Risk subgroup. The first patient in the INSPIRE trial was enrolled at the MD Anderson Cancer Center in December 2015, the first patient in Europe was enrolled in March, 2016, and the first patient in Japan was enrolled in July, 2016.

        Enrollment for the INSPIRE Phase 3 trial for second-line higher-risk MDS patients is highly selective with stringent entry criteria as outlined above. Currently, the INSPIRE study has opened approximately 175 trial sites in 22 countries across four continents, and has enrolled more than 170 patients. Our partner, SymBio Pharmaceuticals, has opened more than 30 sites in Japan. The selection of countries and trial sites is carefully undertaken to ensure availability of appropriate patients meeting eligibility criteria. Since these criteria are purposely designed to be narrow and selective, extensive site screening and education is integral to our plan. At launch, the INSPIRE trial was expected to enroll 225 patients and the outcome is measured by overall survival.

        The INSPIRE trial included a pre-planned interim analysis triggered by 88 events (deaths), which occurred in December 2017. The statistical analysis plan ("SAP") for the INSPIRE trial featured an adaptive trial design, permitting several options following the interim analysis, which included continuation of the trial as planned, discontinuation of the trial for futility or safety, trial expansion using pre-planned sample size re-estimation, and trial continuation for only the pre-defined treatment subgroup of patients classified as Very High Risk ("VHR") based on the IPSS-R.

        After review of the interim data, in January 2018 the Independent Data Monitoring Committee ("DMC") recommended continuation of the trial with a one-time expansion in enrollment, using a pre-planned sample size re-estimation, consistent with the SAP. As recommended by the DMC, the expanded INSPIRE study will continue to enroll eligible patients based on the current trial criteria of the overall ITT population and will increase enrollment by adding 135 patients to the original target to reach a total enrollment of 360 patients, with the aim of increasing the power of the trial. Due to the adaptive trial design and the DMC's assessment, the INSPIRE trial will continue to analyze both the ITT and the VHR population for the primary endpoint of overall survival. The design of the trial with the expanded study enrollment will be identical to the current study design and will include the sequential analysis of the overall survival endpoint in the ITT population and if required the pre-specified VHR subgroup. The Company remains blinded to the specific interim analysis results. We anticipate reporting topline data from the INSPIRE trial in the first half of 2019.

Safety and Tolerability of rigosertib in MDS and other hematologic malignancies

        A comprehensive analysis of IV and rigosertib oral safety in patients with Myelodysplastic Syndromes (MDS) and Acute Myeloid Leukemia (AML) was presented in December 2016 at the American Society of Hematology (ASH) Annual Meeting. The most commonly reported treatment-emergent adverse events (TEAEs) in ≥ 10% of patients with MDS/AML (n= 335) receiving rigosertib intravenous (IV) monotherapy were fatigue (33%), nausea (33%), diarrhea (27%), constipation (25%), anaemia (24%) and pyrexia (24%). The most common ≥ Grade 3 AEs were anaemia (21%), febrile neutropenia (13%), pneumonia (12%) and thrombocytopenia (11%). The most common serious AEs were febrile neutropenia (10%), pneumonia (9%), and sepsis (7%). The most common AEs leading to discontinuation of IV rigosertib were sepsis and pneumonia (3% each).

Rigosertib oral in combination with azacitidine for higher-risk MDS

        We are developing rigosertib oral for use in combination with azacitidine prior to treatment with HMA therapy for higher risk MDS. In December 2016, at the American Society of Hematology (ASH) Annual Meeting, we presented Phase 1/2 data from a rigosertib oral and azacitidine combination trial in higher-risk MDS. 33 of 40 MDS patients enrolled were evaluable for response at the time of the analysis. The median age of patients was 66, with 73% being male. The IPSS-R distribution was: 7.5% Low, 12.5% Intermediate, 37.5% High, 32.5% Very High and 10% unknown. 76% of patients responded per 2006 International Working Group (IWG) criteria. Responses were as follows:

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

Safety/Tolerability of the Combination:

        Rigosertib oral (560 mg qAM, 280 mg qPM; total of 840 mg of oral rigosertib) was administered on Day 1-21 of a 28-day cycle. Azacitidine 75 mg/m 2 /day SC or IV was administered for 7 days starting on Day 8. The combination of rigosertib oral and azacitidine was well tolerated. The most common TEAEs in ≥ 10% of patients with MDS/AML (n=54) receiving rigosertib oral and azacitidine were nausea (41%), fatigue (39%), diarrhea (37%), constipation (37%) and dysuria (28%). The most common serious AEs were pneumonia (11%) and febrile neutropenia (7%). The most common AEs leading to discontinuation were AML (4%) and pneumonia (4%).

Next steps for rigosertib oral in combination with azacitidine for higher-risk MDS

        Following an end of Phase 2 meeting with the Food and Drug Administration (FDA) in September 2016, we began development of a Phase 3 protocol. The Phase 3 trial will be designed as a global 1:1 randomized, placebo-controlled trial of rigosertib oral plus azacitidine compared to azacitidine plus oral placebo. Based on the results of the Phase 1/2 Study, full dose of azacitidine will be used in combination with rigosertib oral, as defined in the product insert for azacitidine. The patient population studied in this trial will be first-line (HMA naïve) higher-risk MDS patients. The primary endpoint for assessment of efficacy will be the composite Response Rate of complete remission (CR) + partial remission (PR,) as per the IWG 2006 Response Criteria. The trial will be under the review of a DMC. Formal FDA review may be sought via the Special Protocol Assessment (SPA) mechanism. We will not commence the Phase 3 trial without additional financing.

        While the Phase 3 trial is being designed, we have expanded the Phase 2 trial cohort by up to 40 evaluable subjects. Under a protocol expansion, we plan to use the expanded cohorts to explore dose optimization by increasing the dose of rigosertib oral to a total of 1120 mg in combination with full dose azacitidine and varying the dose administration scheme of rigosertib oral to identify an optimal dose and schedule. After amendments were filed with the regulatory agencies, we started the expansion phase of this trial in the U.S. sites that participated in the initial trial. Since the trial initiation, we have added additional US sites to complete enrollment of the expanded trial. The first patient was enrolled in April 2017 and since then, more than half of the planned patients have been enrolled in the expansion trial; and the trial is ongoing.

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

Rigosertib oral for lower-risk MDS

        We are also developing rigosertib oral as a single agent treatment for lower risk MDS. Higher-risk MDS patients suffer from a shortfall in normal circulating blood cells, or cytopenias, as well as elevated levels of cancer cells, or blasts in their bone marrow and sometimes in their peripheral blood with a significant rate of transformation to acute leukemia. Lower-risk MDS patients suffer mainly from cytopenias, that is low levels of red blood cells, white blood cells or platelets. Thus, lower-risk MDS patients depend on transfusions and growth factors or other therapies to improve their low blood counts; but have a lower rate of acute leukemic transformation.

        We have explored single agent rigosertib oral as a treatment for lower-risk MDS in two Phase 2 clinical trials, 09-05 and 09-07. In December 2017, we presented data at the Annual ASH Meeting from the 09-05 Phase 2 trial. This data demonstrated a 44% rate of achieving transfusion independence in the cohort of Lower -risk MDS patients treated with rigosertib oral at a dose of 560 mg BID (1120 mg over 24 hrs). To date, Phase 2 clinical data has indicated that further study of single agent rigosertib oral in transfusion-dependent, lower-risk MDS patients is warranted. Rigosertib has been generally well tolerated, except for urinary side effects at higher dose levels. Future clinical trials will be needed to evaluate dosing and schedule modifications and their impact on efficacy and safety results of rigosertib oral in lower-risk MDS patients.

        Data presented from the 09-05 trial also suggested the potential of a genomic methylation assessment of bone marrow cells to prospectively identify lower-risk MDS patients likely to respond to rigosertib oral. We therefore expanded the 09-05 trial by adding an additional cohort of 20 patients to advance the development of this genomic methylation test. To date, a biomarker which would predict response has not been identified. Further testing and development of rigosertib oral for lower-risk MDS will be required. We will not commence further development of rigosertib oral for lower-risk MDS without additional financing.

Safety and Tolerability of rigosertib oral in MDS and other hematologic malignancies

        As presented at the December 2016 ASH Annual Meeting, rigosertib oral as a monotherapy was evaluated in four Phase 1 and 2 studies in MDS and other hematologic malignancies. One study is completed and a clinical study report is available. The most common TEAEs in ≥ 10% of patients with MDS/AML (n=168) were pollakiuria (increased urinary frequency) (35%), fatigue (32%), diarrhea (26%), dysuria (29%) and haematuria (24%). The most common ≥ Grade 3 AEs were anaemia (17%), thrombocytopenia (5%), haematuria (4%) and urinary tract infection (4%). The most common serious AE was pneumonia (6%). The most common AEs leading to discontinuation of patients receiving rigosertib oral as monotherapy were dysuria (8%), urinary tract pain (7%), haematuria (5%) and urinary frequency (5%).

        In addition to the above described clinical trials, we are continuing the preclinical and chemistry, manufacturing, and control work for IV and rigosertib oral.

Rare Disease Program in "RASopathies"

        Based on new mechanism of action data published last year, we are initiating a collaborative development program focusing on a group of rare diseases with a well-defined molecular basis in expression or defects involving the Ras Effector Pathways. Since "RASopathies" are rare diseases affecting young children, we are embarking on a multifaceted collaborative program involving patient advocacy, government and academic organizations. The RASopathies are a group of rare diseases which share a well-defined molecular basis in expression or defects involving Ras Effector Pathways. They are usually caused by germline mutations in genes that alter the RAS subfamily and mitogen-activated protein kinases that control signal transduction, and are among the most common genetic syndromes. Together, this group of diseases can impact more than 1 in 1000 individuals, according to RASopathiesNet.

        In January 2018, we entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI), part of the National Institutes of Health (NIH). Under the terms of the CRADA, the NCI will conduct research, including preclinical laboratory studies and a clinical trial, on rigosertib in pediatric cancer associated RASopathies.

        As part of the CRADA, we will provide rigosertib supplies and initial funding towards non-clinical studies. The NCI will fund the majority of the research, including the cost of the clinical trial, which is expected to start in 2018. A clinical trial protocol has been developed and will be reviewed by the Institutional Review Board.

        While the NCI will conduct a trial for RASopathy related cancers in pediatric patients, we will focus on Juvenile Myelomonocytic Leukemia (JMML), a well-described RASopathy affecting children which is incurable without an allogenic hematopoietic stem cell transplant.

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

  Recilisib

        Recilisib is a product candidate being developed in collaboration with the U.S. Department of Defense for acute radiation syndromes. We have completed four Phase 1 trials to evaluate the safety and pharmacokinetics of recilisib in healthy human adult subjects using both subcutaneous and oral formulations. We have also conducted animal studies and clinical trials of recilisib under the FDA's Animal Rule, which permits marketing approval for new medical countermeasures for which conventional human efficacy studies are not feasible or ethical, by relying on evidence from adequate and well-controlled studies in appropriate animal models to support efficacy in humans when the results of those studies establish that the drug is reasonably likely to produce a human clinical benefit. Human safety data, however, is still required. Ongoing studies of recilisib, focusing on animal models and biomarker development to assess the efficacy of recilisib are being conducted by third parties with government funding. We anticipate that any future development of recilisib beyond these ongoing studies would be conducted solely with government funding or by collaboration. Use of government funds to finance the research and development in whole or in part means any future effort to commercialize recilisib will be subject to federal laws and regulations on U.S. government rights in intellectual property. Additionally, we are subject to laws and regulations governing any research contracts, grants, or cooperative agreements under which government funding was provided.

  Preclinical Product Candidates

        In addition to our three clinical-stage product candidates, we have several product candidates that target kinases, cellular metabolism or cell division in preclinical development. We may explore additional collaborations to further the development of these product candidates as we focus internally on our more advanced programs.

        Positive preclinical data was announced at the American Association for Cancer Research (AACR) annual meeting, which took place April 1-5, 2017 in Washington, DC, for ON 123300, a first-in-class dual inhibitor of CDK4/6 + ARK5, and for ON 150030, a novel Type 1 inhibitor of FLT3 and Src pathways. We believe our CDK inhibitor is differentiated from other agents in the market (Palbociclib, Ribociclib and Abemaciclig) or in development (such as the compounds being developed by G1 Therapeutics) by its dual inhibition of CDK4/6 + ARK5. We continue to carry out research to enhance the pre-clinical data package for this compound in an attempt to seek partners for co-development of this novel compound.

        In a preclinical Rb+ve xenograft model for breast cancer, ON 123300 activity was shown to be similar to Palbociclib (Pfizer's Ibrance®). Moreover, based on the same preclinical model, the new molecule may have the potential advantage of reduced neutropenia when compared to Palbociclib. Whereas both compounds resulted in decreased RBC and platelet counts in this preclinical model system, Palbociclib was found to have a more prominent and statistically significant (P< 0.05) inhibitory effect on neutrophil counts when compared to ON 123300.

Research and Development

        Since commencing operations, we have dedicated a significant portion of our resources to the development of our clinical-stage product candidates, particularly rigosertib. We incurred research and development expenses of $19.1 million, $20.1 million and $25.9 million during the years ended December 31, 2017, 2016 and 2015, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development.

Collaboration and License Agreements

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

        The upfront payment is being recognized ratably using the straight line method through December 2027, the expected term of the agreement. We recognized revenues under this agreement of $454,000 and $455,000, for the fiscal years ended December 31, 2017 and 2016, respectively. We recognized revenues related to the supply agreement with SymBio of $333,000 and $92,000 for the fiscal years ended December 31, 2017 and 2016, respectively.

        SymBio has conducted phase 1 trials with IV and rigosertib oral in Japan at their own expense. Currently SymBio is participating in the INSPIRE trial by enrolling patients in Japan. For all rigosertib trials conducted by SymBio, we supply clinical trial supplies and provide other assistance as requested.

Baxalta GmbH

        In September 2012, we entered into a development and license agreement with Baxter Healthcare SA, the predecessor in interest to Baxalta, pursuant to which we granted an exclusive, royalty-bearing license for the research, development, commercialization and manufacture (in specified instances) of rigosertib in all therapeutic indications in Europe. In accordance with this agreement, we received an upfront cash payment of $50,000,000 in 2012. On March 3, 2016, we received a notification of Baxalta's election to terminate the development and license agreement based on a strategic reprioritization review, effective August 30, 2016, at which time, the rights licensed to Baxalta reverted to us at no cost. Additionally, any rights we had to funding, pre-commercial milestone payments and royalties from Baxalta terminated in accordance with the agreement.

        Among other things, the Baxalta agreement contemplated development of rigosertib IV in higher-risk MDS patients, through our ONTIME trial and, potentially, additional Phase 3 clinical trials. The ONTIME trial did not achieve its primary endpoint and we are continuing the development of rigosertib IV in higher-risk MDS patients through our INSPIRE trial. In accordance with the agreement, we elected to have Baxalta fund fifty percent of the costs of the INSPIRE trial, up to $15.0 million. We recorded revenue of $0 and $4,999,000 during the years ended December 31, 2017 and 2016, respectively related to Baxalta's funding of the INSPIRE trial. The funding from Baxalta terminated effective August 30, 2016. We have overall responsibility for the trial, including determination of the trial specifications, selection of third party service providers and payment for all services and materials.

Pint International SA

        In March 2018, we entered into a License, Development and Commercialization Agreement (the "License Agreement") with Pint International SA (which, together with its affiliate Pint Pharma GmbH, are collectively referred to as "Pint"). Under the terms of the License Agreement, we granted Pint an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and commercialize any pharmaceutical product (the "Product") containing rigosertib in all uses of rigosertib or the Product in humans (the "Field") in Latin America countries (the "Territory," including Argentina, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Cuba, Dominican Republic, Ecuador, El Salvador, French Guiana, British Guiana, Suriname, Guatemala, Haiti, Honduras, Mexico, Nicaragua, Panama, Paraguay, Peru, Uruguay and Venezuela). We retain the right to develop and commercialize pharmaceutical products containing rigosertib worldwide except for the sale of the Product in the Field in the Territory.

        Pint has agreed to make an upfront equity investment and a subsequent equity investment in our common stock. In addition, we could receive up to $42.75 million in additional regulatory, development and sales-based milestone payments as well as tiered, double digit royalties based on net aggregate net sales in the Territory. Pint also has agreed to purchase rigosertib and the Product exclusively from us in accordance with a supply and quality agreement between the parties.

        Pint may terminate the License Agreement in whole (but not in part) at any time upon 45 days' prior written notice. The License Agreement also contains customary provisions for termination by either party in the event of breach of the License Agreement by the other party, subject to a cure period, or bankruptcy of the other party.

Preclinical Collaboration

HanX Biopharmaceuticals, Inc.

        In December 2017, we entered into a license and collaboration agreement with HanX Biopharmaceuticals, Inc. ("HanX"), a company focused on development of novel oncology products, for the further development, registration and commercialization in China of ON 123300. This compound has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. Under the terms of the agreement, we will receive an upfront payment, regulatory and commercial milestone payments, as well as royalties on Chinese sales. The key feature of the collaboration is that HanX will provide all funding required for Chinese IND enabling studies performed for Chinese Food and Drug Administration IND approval. We and HanX also intend for these studies to comply with the FDA standards. Accordingly, such studies may be used by us for an IND filing with the FDA. We and HanX will oversee the IND enabling studies. We will maintain global rights outside of China.

GBO, LLC

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

Rigosertib Patents

        As of March 2018, we owned or exclusively licensed 85 issued patents and 12 pending patent applications covering composition-of-matter, process, formulation and various indications for method-of-use for rigosertib filed worldwide, including seven patents and two patent applications in the United States. The U.S. composition-of-matter patent for rigosertib, which we in-licensed pursuant to the license agreement with Temple, currently expires in 2026. The U.S. method of treatment patent for rigosertib, which we also in-licensed from Temple, expires in 2025. A patent covering the use of rigosertib in combination with anticancer agents including azacitidine is issued and will expire in 2028. Patent term extensions may be available, depending on various provisions in the law.

Briciclib Patents

        As of March 2018, we owned or exclusively licensed 28 issued patents and one pending patent application covering composition-of-matter, process, formulation and various indications for method-of-use for briciclib filed worldwide, including one patent in the United States. The U.S. composition-of-matter patent for briciclib expires in 2025.

Recilisib Patents

        As of March 2018, we owned or exclusively licensed 62 issued patents and three pending patent applications covering composition of matter, formulation and various indications for method-of-use for recilisib filed worldwide, including six patents in the United States. The U.S. composition-of-matter patent for recilisib expires in 2020 and the U.S. formulation patent expires in 2031.

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

Myelodysplastic Syndromes

        There are several ongoing clinical trials aimed at expanding the use of approved chemotherapeutic and immunomodulatory agents in higher-risk MDS, as well as several new clinical programs testing novel technologies in this area. Companies competing in this space include Eisai Inc. (decitabine), Celgene Corporation (azacitidine in combination with lenalidomide, Cell Therapeutics, Inc. (tosedostat in combination with decitabine or cytarabine), Cyclacel Pharmaceuticals, Inc. (sapacitabine), Astex/Otsuka (guadecitabine) and Agios Pharmaceuticals, Inc. (enasidenib and ivosidenib). To our knowledge, there are no Phase 3 trials being conducted for higher-risk MDS patients who have failed treatment with HMAs. In the lower-risk MDS market, we face competition from a number of companies in mid-stage and late-stage clinical trials, such as Celgene Corporation (lenalidomide), Array BioPharma Inc (ARRY-614), and Acceleron Pharma (sotatercept and luspatercept).

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

        The FDA regulates and inspects equipment, facilities and processes used in manufacturing pharmaceutical products prior to approval. If we fail to comply with applicable cGMP requirements and conditions of product approval, the FDA may seek sanctions, including fines, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, refusal to approve applications, seizure or recall of products and criminal prosecution. Although we periodically monitor the FDA compliance of our third-party CMOs, we cannot be certain that our present or future third-party CMOs will consistently comply with cGMP and other applicable FDA regulatory requirements.

Commercial Operations

        We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. We may rely on licensing and co-promotion agreements with strategic partners for the commercialization of our products in the United States and other territories. If we choose to build a commercial infrastructure to support marketing in the United States, such commercial infrastructure could be expected to include a targeted, oncology sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest significant financial and management resources, some of which would have to be deployed prior to any confirmation that rigosertib will be approved.

Government Regulation

        As a pharmaceutical company that operates in the United States, we are subject to extensive regulation by the FDA, and other federal, state, and local regulatory agencies. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising, marketing, and promotion of our products. Although the discussion below focuses on regulation in the United States, we anticipate seeking approval for, and marketing of, our products in other countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of approval and regulation in Europe are addressed in a centralized way through the EMA, but country-specific regulation remains essential in many respects and enforcement is generally through EU member state authorities. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and may not be successful. In addition, approval in the United States does not automatically result in approval in the European Union or elsewhere.

United States Government Regulation

        The FDA is the main regulatory body that controls pharmaceuticals in the United States, and its regulatory authority is based in the FDC Act. Pharmaceutical products are also subject to other federal, state and local statutes. A failure to comply explicitly with any requirements during the product development, approval, or post-approval periods, may lead to administrative or judicial sanctions. These sanctions could include the imposition by the FDA or an institutional review board, or IRB, or Independent Ethics Committee (IEC) of a hold on clinical trials, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning letters, untitled letters, cyber letters, product recalls, product seizures or detention, prohibition on importing or exporting, total or partial suspension of production or distribution, injunctions, fines, civil penalties, adverse publicity, disgorgement, restitution, FDA debarment, debarment from government contracting or refusal of future orders under existing contracts, exclusion from Federal healthcare programs, corporate integrity agreements, consent decrees, or criminal prosecution.

        The steps required before a new drug may be marketed in the United States generally include:

  •
  Completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA's GLP regulations;

  •
  Submission to the FDA of an IND to support human clinical testing;

  •
  Approval by an IRB at each clinical site or centrally before each trial may be initiated;

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

  •
  Satisfactory completion of an FDA inspection of the manufacturing facilities at which the investigational product is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate, as well as satisfactory completion of FDA inspections of selected clinical trial sites to ensure that clinical trials were conducted in accordance with GCPs; and

  •
  FDA review and approval of the NDA.

Preclinical and Clinical Trials

        The testing and approval process of product candidates requires substantial time, effort, and financial resources. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease. Product development typically begins with preclinical studies. Preclinical studies include laboratory evaluation of chemistry, pharmacology, toxicity, and product formulation, as well as animal studies to assess potential safety and efficacy. Such studies must generally be conducted in accordance with the FDA's GLPs.

        Prior to commencing the first clinical trial with a product candidate, an IND sponsor must submit the results of the preclinical tests and preclinical literature, together with manufacturing information, analytical data, any available clinical data or literature, and proposed clinical study protocols among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. This authorization is required before interstate shipping and administration of any new drug product to humans that is not the subject of an approved NDA. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational drug to patients under the supervision of qualified investigators following GCPs, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors. Clinical trials are conducted under protocols that detail the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. The informed written consent of each participating subject is required. The clinical investigation of an investigational drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

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

  •
  Phase 3. Phase 3 clinical trials are controlled clinical trials conducted in an expanded patient population at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the investigational product has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the product, and to provide an adequate basis for product approval. Phase 3 clinical trials usually involve several hundred to several thousand participants. In most cases, the FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible. Certain study designs may lend themselves more to such reliance. However, even if a study meets these criteria, a single study may not be sufficient if there is a possibility of an incorrect outcome. All available data must further be examined for their potential to either support or undercut reliance on a single trial.

        In addition to the above traditional kinds of data required for the approval of an NDA, the recently passed 21st Century Cures Act provides for FDA acceptance of new kinds of data such as patient experience data, real world evidence for already approved products, and, for appropriate indications sought through supplemental marketing applications, data summaries.

        The decision to terminate development of an investigational drug product may be made by either a health authority body, such as the FDA or IRB/independent ethics committees ("IECs"), or by a company for various reasons. An IRB approves the initiation of a clinical trial and supervises the conduct of the trial to ensure that the risks to human subjects are reasonable in relation to the anticipated benefits and that there are adequate human subject protections in place. The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. In some cases, clinical trials are overseen by an independent group of qualified experts organized by the trial sponsor, or the clinical monitoring board. This group provides guidance on whether or not a trial may or should move forward at designated check points. These decisions are based on the limited access to data from the ongoing trial. The suspension or termination of development can occur during any phase of clinical trials if it is determined that the participants or patients are being exposed to an unacceptable health risk, if the product candidate does not show sufficient evidence of efficacy, if the development program does not comply with applicable regulatory requirements, or due to changing sponsor business objectives.

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

        A sponsor may be able to request a special protocol assessment, or SPA, the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim, as well as preclinical carcinogenicity trials and stability studies. A sponsor meeting the regulatory criteria may make a specific request for a SPA and provide FDA with a copy of the proposed protocol as well as other information regarding the design and size of the proposed clinical trial. A SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the record. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the product candidate was identified after the testing began. A SPA is not binding if new circumstances arise, and there is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to a SPA. Having a SPA agreement does not guarantee that a product will receive FDA approval.

        Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality, potency, and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

        In most cases, the NDA must be accompanied by a substantial user fee (currently exceeding $2,421,000); there may be some instances in which the user fee is waived. The FDA will initially review the NDA for completeness before it accepts the NDA for filing. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. After the NDA submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. For new molecular entities, or NMEs, FDA has the goal of completing its review within ten months of the application's acceptance for filing. This, however, is just a goal, and the review time may take longer. For instance, the FDA can extend this review by three months to consider certain late-submitted information or information intended to clarify information already provided in the submission. The FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. For drugs for which no active ingredient (including any ester or salt of active ingredients) has previously been approved by the FDA, the FDA must refer the drug to an advisory committee or provide in an action letter, a summary of the reasons why the FDA did not refer the product candidate to an advisory committee. Product candidates may also be referred to advisory committees for other reasons. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

        Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter indicates that the review cycle of the application is complete and the application is not ready for approval. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application, including additional clinical trials. If a complete response letter is issued, the applicant may either: resubmit the NDA, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. If, or when, those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

        An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing, clinical trials, and surveillance to monitor the drug's safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

Post-Approval Regulations

        After regulatory approval of a drug is obtained, a company is required to comply with a number of post-approval requirements. For example, as a condition of approval of an NDA, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product's safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the overall survival benefit of the drug. In addition, as a holder of an approved NDA, a company would be required to report adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of its products. Further, under the Drug Quality and Security Act, manufacturers have obligations concerning the tracking and tracing of drug products, as well as the investigation and reporting of suspect and illegitimate products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval to assure and preserve the long term stability of the drug or biological product. Manufacturing facilities must be registered with FDA and marketed drug products must be listed. Sponsors are also subject to annual program fees. These facilities and products are subject to annual user fees, though there may be some exemptions. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural and substantive record keeping requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon a company and any third-party manufacturers that a company may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

        Newly discovered or developed safety or effectiveness data may require changes to a product's approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures, such as risk evaluation and mitigation strategies and phase 4 studies. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA's policies may change, which could delay or prevent regulatory approval of our products under development or result in additional post-approval requirements.

        After a product is approved for commercial sale, in addition to marketing and promotion restrictions, manufacturers are subject to federal and state laws and regulations requiring them to report certain pricing data, transactions with medical professionals, and similar information. Manufacturers participating in federal health care programs are also required to provide statutorily mandated discounts and rebates.

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

        Drug safety under the animal rule, however, must be evaluated under existing requirements for establishing the safety of new drugs. Drugs approved under the animal rule are subject to the following elevated post-approval requirements:

  •
  applicants must conduct post-marketing studies to verify and describe the drug's clinical benefit and to assess safety when such studies are feasible and ethical. To these ends, applicants must include a plan or approach in their NDA to such a study in the event they become ethical and feasible;

  •
  if FDA finds that a drug approved under the animal rule can be safely used only if distribution or use is restricted, FDA will require post-marketing restrictions commensurate with the safety concerns presented by the drug; and

  •
  the product's patient labeling must explain that for ethical or feasibility reasons, the drug's approval was based on animal studies alone.

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

The Hatch-Waxman Amendments to the FDC Act

  Orange Book Listing

        In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant's product or method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA or 505(b)(2) application. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as "generic equivalents" to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug. 505(b)(2) applications provide for marketing of a drug product that may have the same active ingredients as the listed drug and contain the same full safety and effectiveness data as an NDA, but at least some of the information comes from studies not conducted by or for the applicant. 505(b)(2) applicants may rely on published literature or FDA's prior finding of safety and effectiveness for an NDA approved drug product. The ANDA or 505(b)(2) applicant is required to certify to the FDA concerning any patents listed for the approved product referenced in the marketing application in the FDA's Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA or 505(b)(2) applicant may also elect to submit a statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge or carve out the listed patents, the ANDA or 505(b)(2) application approval will not be made effective until all the listed patents claiming the referenced product have expired.

        A certification that the new product will not infringe the already approved product's listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA or 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA or 505(b)(2) application has been accepted for filing by the FDA and no later than 20 days following the applicant's receipt of FDA's Paragraph IV acknowledgement letter. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from making an approval of the ANDA or 505(b)(2) application effective until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) applicant, or such shorter or longer period as may be determined by a court.

        The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.

  Exclusivity

        Upon NDA approval of a new chemical entity, or NCE, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA cannot receive any ANDA seeking approval of a generic version of that drug or a 505(b)(2) application citing that drug as a reference listed drug. Certain changes to a drug, such as the addition of a new indication to the package insert, may be associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA for a generic drug or a 505(b)(2) application that includes the change, if the applicant conducted clinical trials essential to the approval of the application, which are not bioavailability or bioequivalence studies. Such exclusivity in the EU under a broadly equivalent regime is ten years.

        An ANDA or a 505(b)(2) application may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA or a 505(b)(2) application which references an approved NCE may be filed before the expiration of the exclusivity period.

  Patent Term Extension

        After NDA approval, owners of relevant drug patents may apply for up to a five year patent extension of a single unexpired patent, that has not previously been extended. The allowable patent term extension is calculated as half of the drug's testing phase—the time between IND application and NDA submission—and all of the review phase—the time between NDA submission and approval up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years from the date of approval. Similar extension rules apply in the EU.

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

Europe and Other International Government Regulation

        In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Some countries outside of the United States have a similar process that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical trials. In Europe, for example, a CTA must be submitted to each country's national health authority and an independent ethics committee (IEC), much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country's requirements, clinical trial development may proceed.

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

Compliance

        During all phases of development (pre- and post-marketing), failure to comply with applicable regulatory requirements may result in administrative or judicial sanctions. These sanctions could include the imposition by the FDA or an institutional review board, or IRB, of a hold on clinical trials, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning letters, untitled letters, cyber letters, product recalls, product seizures or detention, prohibition on importing or exporting, total or partial suspension of production or distribution, injunctions, fines, civil penalties, adverse publicity, disgorgement, restitution, FDA debarment, debarment from government contracting or refusal of future orders under existing contracts, exclusion from Federal healthcare programs, corporate integrity agreements, consent decrees, or criminal prosecution, FDA's imposition of a clinical hold on trials, refusal to approve pending applications, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, product detention or refusal to permit the import or export of products, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.

Other Special Regulatory Procedures

Orphan Drug Designation

        The FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or, if the disease or condition affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making the drug would be recovered from sales in the United States. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan designation if there is a product already approved by the FDA that is intended for the same indication and that is considered by the FDA to be the same as the already approved product. This hypothesis must be demonstrated to obtain orphan exclusivity. In the European Union, the EMA's Committee for Orphan Medicinal Products, or COMP, grants Orphan Drug Designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life- threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug.

        In the United States, Orphan Drug Designation entitles a party to financial incentives, such as opportunities for grant funding towards clinical trial costs for certain kinds of studies, tax credits for certain research and user fee waivers under certain circumstances. Under the recently passed 21st Century Cures Act, Congress expanded the potential opportunities for grant funding to include additional kinds of studies. The 2017 Tax Cuts and Jobs Act, however, reduced the available tax credits for orphan products. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to seven years of market exclusivity, which means the FDA may not approve any other application for the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

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

        Under the Centralized Procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the EMA's Committee for Medicinal Products of Human Use, or CHMP)). On average, an approval is provided by the European Commission after approximately 15 months. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, defined by three cumulative criteria: the seriousness of the disease (e.g., heavy disabling or life-threatening diseases) to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days. There is also a conditional marketing authorization which allows for the early approval of a medicine on the basis of less complete clinical data than normally required, if the medicine addresses an unmet medical need and targets a seriously debilitating or life-threatening disease, a rare disease or is intended for use in emergency situations in response to a public health threat. The benefit to public health must outweigh the risk due to the limited availability of clinical data at the time of marketing authorization.

        The EMA has recently been conducting a pilot on 'adaptive pathways'—an iterative process building on existing regulatory processes involving gathering evidence through real-life use to supplement clinical trial data.

Pediatric Information

        Under the Pediatric Research Equity Act, or PREA, NDAs or certain supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. Also, under the FDA Reauthorization Act of 2017, beginning in 2020, sponsors submitting applications for product candidates intended for the treatment of adult cancer which are directed at molecular targets that the FDA determines to be substantially relevant to the growth or progression of pediatric cancer must submit, with the application, reports from molecularly targeted pediatric cancer investigations designed to yield clinically meaningful pediatric study data, using appropriate formulations, to inform potential pediatric labeling. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

        The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of any exclusivity—patent or non-patent—for a drug if certain conditions are met. Conditions for exclusivity include the FDA's determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the required timeframe. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA's request, the additional protection is granted. This is not a patent term extension, but it effectively extends the regulatory exclusivity period. Moreover, pediatric exclusivity attaches to all formulations, dosage forms, and indications for products with existing marketing exclusivity or patent life that contain the same active moiety as that which was studied. Applications under the BPCA for labeling changes receive priority review designation, with all of the benefits that designation confers.

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

Healthcare Reform

        Enacted in 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act, or which we refer to collectively as the Affordable Care Act. The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Affordable Care Act is a sweeping law intended to, by broadening access to health insurance, reduce or constrain the growth of healthcare spending, enhance enhancing remedies against fraud and abuse, adding new transparency requirements for healthcare and health insurance industries, impose imposing new taxes and fees on the health industry, and impose imposing additional health policy reforms intended to reduce or constrain the growth of healthcare spending.

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

        The Affordable Care Act also established an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. Beginning in 2014, IPAB was mandated to propose changes in Medicare payments if it determines that the rate of growth of Medicare expenditures exceeds target growth rates. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for pharmaceutical products. A proposal made by the IPAB is required to be implemented by the U.S. government's Centers for Medicare & Medicaid Services, or CMS, unless Congress adopts a proposal with savings greater than those proposed by the IPAB. IPAB proposals may impact payments for physician and free-standing services beginning in 2015 and for hospital services beginning in 2020. Recently, CMS finalized a rule that reduces the Medicare Part B payment to certain hospitals for outpatient drugs the hospitals purchase at a statutory discount under the 340B Program. This regulation may impact acquisition of drugs administered by physicians in hospital outpatient departments and clinics.

        In addition, other legislative changes have been adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law The Budget Control Act of 2011, which,

among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law The American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. The Bipartisan Budget Act of 2018 increased manufacturer liability for Medicare Part D covered prescriptions in the period of the coverage gap.

        The Affordable Care Act was amended by the Tax Cuts and Jobs Act of 2017 to repeal the individual penalty for not purchasing health insurance, and it may be further repealed and replaced by Congress. Changes in the law may result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations.

Coverage and Reimbursement

        In the US, many independent third-party payers, as well as the Medicare and state Medicaid programs, reimburse buyers of pharmaceutical products. Medicare is the federal program that provides health care benefits to senior citizens and certain disabled and chronically ill persons. Medicaid is the federal program administered by the states to provide health care benefits to certain indigent persons. In return for including our pharmaceutical commercial products in the Medicare and Medicaid programs, we may need to agree to calculate and report certain price points to the Centers for Medicare and Medicaid Services, and pay a rebate to state Medicaid agencies that provide reimbursement for those products in an outpatient setting. We will also have to agree to sell our commercial products under contracts with the Department of Veterans Affairs, Department of Defense, Public Health Service, and the Indian Health Service, as well as certain hospitals, community health centers, clinics, and other providers that are designated as 340B covered entities (entities designated by federal programs statute to receive mandatory drug discounts under the 340B program drugs at discounted prices) at prices that are significantly below the price we may charge to commercial pharmaceutical distributors. These programs and contracts are highly regulated and may impose restrictions on our business, including penalties for price increases that exceed the rate of inflation. Failure to comply with these regulations and restrictions could result in a loss of our ability to continue selling our drugs to the federal government or receiving reimbursement for our drugs once approved.

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

        The federal civil False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes "any request or demand" for money or property presented to the U.S. government. The civil False Claims Act authorizes imposition of treble damages and a civil penalty for each false claim submitted, which, for pharmaceutical products, have frequently resulted in multi-million dollar penalties. For violations after November 2, 2015, the penalty has increased from a minimum of $5,500 to $10,781 and a maximum $11,000 to $21,563 for each claim. A civil penalty may be imposed on each invoice or claim for payment and thus potential liability may aggregate into millions of dollars. Pharmaceutical and other healthcare companies have been sued under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been sued for causing false claims to be submitted because of the companies' marketing of the product for unapproved, and thus non-reimbursable, uses, and for reporting false pricing information used to determine discounts, rebates and reimbursement rates. Liability may be predicated on non-compliance with federal laws and regulations under an implied certification theory; however, the Supreme Court has limited liability under this theory by requiring the regulatory violation be material to the government's payment decision. Claims under the civil False Claims Act may be brought by the government or private parties on behalf of the government, called "qui tam" actions, which may proceed even if the government does not join as a party.

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

        In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by HITECH, and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA's privacy and security standards directly applicable to "business associates"—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. In addition more onerous foreign data privacy provisions may apply. For instance the forthcoming (25 May 2018) EU General Data Protection Regulation imposes stricter rules on the processing of personal data than apply in the USA and its provisions exclude the export of data relating to identifiable individuals to most countries, including the US, unless certain safeguards are in place.

        In the United States, our activities are potentially subject to additional regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of HHS (e.g., the Office of Inspector General), the DOJ and individual U.S. Attorney offices within the DOJ, and state and local governments. If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 as well as the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, or the OBRA, and the Veterans Health Care Act of 1992, each as amended. Among other things, the OBRA requires drug manufacturers to pay rebates on prescription drugs to state Medicaid programs and empowers states to negotiate supplemental rebates on pharmaceutical prices, which may result in prices for our future products that will likely be lower than the prices we might otherwise obtain. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Under the Veterans Health Care Act, or VHCA, drug companies are required to offer some drugs at a reduced price to four federal agencies including the U.S. Department of Veterans Affairs and DoD, the Public Health Service and some private Public

Health Service designated entities in order to participate in other federal funding programs including Medicaid. Recent legislative changes require that these discounted prices are also required to be offered for specified DoD purchases for its TRICARE program via a rebate system. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulation.

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

        In Europe, most countries have laws or (more commonly) codes of practice which broadly emulate US 'sunshine laws' and require companies to maintain and publish a record of transfers of value to healthcare professionals. These are in addition to national anti-corruption laws similar to the FCPA—for instance the UK Bribery Act 2010 which has a wider scope than the FCPA in many respects including in that it covers relevant decision makers in both the private and public sectors and applies both domestically and internationally.

Employees

        As of December 31, 2017, we had 25 employees. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We believe that our relations with our employees are good.

Corporate Information

        We were incorporated in Delaware in December 1998. Our principal executive offices are located at 375 Pheasant Run, Newtown, PA 18940 and our telephone number is (267) 759-3680. Our website address is www.onconova.com. The information contained in, or that can be accessed through, our website is not part of this report.

ITEM 1A.    RISK FACTORS

        You should carefully consider the following risk factors together with the other information contained in this Annual Report, including our financial statements and the related notes appearing in this report. We cannot assure you that any of the events discussed in the risk factors below will not occur. If any of the following risks actually occur, they may materially harm our business and our financial condition and results of operations. In this event, the market price of our securities could decline and your investment could be lost. You should understand that it is not possible to predict or identify all such risks. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Risks Related to Our Financial Position and Capital Needs

We need to obtain additional funding to continue as a going concern; if we are unable to meet our needs for additional funding in the future, we will be required to limit, scale back or cease operations.

        Our consolidated financial statements for the year ended December 31, 2017 have been prepared assuming we will continue to operate as a going concern. However, due to our ongoing operating losses and our accumulated deficit, in their opinion on our audited financial statements for our fiscal year ended December 31, 2017, our auditors indicated that there is substantial doubt about our ability to continue as a going concern. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to successfully raise sufficient additional capital, through future financings or through strategic and collaborative arrangements. If we are unable to obtain additional funding, we may not be able to continue as a going concern.

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

  •
  technological and market developments;

  •
  compliance with Nasdaq's continued listing requirements;

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

  •
  obtain funds through arrangements that may require us to relinquish rights to product candidates or products that we would otherwise seek to develop or commercialize by ourselves; or

  •
  further reduce or cease operations.

We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

        We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing and have not generated any revenue from product sales to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 1998. For the years ended December 31, 2017, and 2016, we reported net losses of $24.1 million and $19.7 million, respectively, and we had an accumulated deficit of $362.3 million at December 31, 2017.

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

  •
  develop a commercial organization or contract for a commercial organization capable of sales, marketing and distribution for any products we intend to sell ourselves in the markets in which we choose to commercialize on our own, which will require time and investment in order to train and monitor them with regard to legal compliance, and subjects us to liability for their actions;

  •
  find suitable distribution partners to help us market, sell and distribute our approved products in markets where we decide not to market ourselves; and

  •
  obtain coverage and adequate reimbursement from third parties, including government and private payers.

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

        Until we can generate substantial revenue from product sales, if ever, we expect to seek additional capital through a combination of private and public equity offerings, debt financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include restrictive covenants limiting our ability to take important actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, including rigosertib, or grant licenses on terms that are not favorable to us. At December 31, 2017 we had $4.0 million in cash and cash equivalents and in February 2018 we completed an offering of stock and warrants with net proceeds of $8.7 million. Most of this cash will be used to continue our Phase 3 INSPIRE trial and planning for the combination trial; however the cash is insufficient to complete the INSPIRE trial or a Phase 3 combination trial. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates or formulations that we would otherwise prefer to develop and market ourselves.

        As of February 28, 2018, we had 18,946,163 shares of common stock issued and outstanding. In addition, as of February 28, 2018, we had no shares of Series A Convertible Preferred Stock issued and outstanding, and 1,044,488 shares of Series A Preferred Stock reserved for issuance upon the exercise of outstanding preferred stock warrants. We intend to hold a special meeting of stockholders on March 21, 2018 to seek stockholders' approval on an amendment to our Tenth Certificate of Incorporation, as amended (the "Certificate of Incorporation") to increase the number of authorized shares of capital stock from 30,000,000 shares to 105,000,000 shares in order to increase the number of authorized shares of common stock from 25,000,000 shares to 100,000,000 shares. On February 28, 2018, we filed with the Securities and Exchange Commission (the "SEC") a definitive proxy statement relating to the special meeting. If the proposed amendment is not approved by our stockholders, (i) our financing alternatives will likely be limited by the lack of sufficient unissued and unreserved authorized shares of common stock, and stockholder value may be harmed by this limitation, and (ii) holders of Series A Convertible Preferred Stock will not be able to convert their shares of Series A Convertible Preferred Stock into common stock, and the value of the Series A Convertible Preferred Stock and preferred stock warrants exercisable into Series A Convertible Preferred Stock may be negatively affected.

Risks Related to Our Business and Industry

Our future success is dependent primarily on the regulatory approval and commercialization of our product candidates, including rigosertib.

        We do not have any products that have gained regulatory approval. Currently, our product candidates are rigosertib, briciclib and recilisib, and rigosertib is our only late-stage product candidate.

        As a result, our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize rigosertib and, to a lesser degree, briciclib and recilisib in a timely manner. We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical studies, generally including two well-controlled Phase 3 trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Even if rigosertib or another product candidate were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions including restrictions on acceptable populations, such as for specified age groups, warnings, black box warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. The applicable regulatory authorities also may not include information in the approved label for the product necessary for us to make desired claims. If we are unable to obtain regulatory approval for rigosertib in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of briciclib, recilisib, or any other product candidate that we may discover, in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for rigosertib, we will still need to develop a commercial organization, establish commercially viable pricing and obtain approval for adequate reimbursement from third-party and government payors. If we or our commercialization collaborators are unable to successfully commercialize rigosertib, we may not be able to earn sufficient revenues to continue our business.

The results of preclinical testing or earlier clinical studies are not necessarily predictive of future results. Rigosertib, or any other product candidate we advance into clinical trials may not have favorable results in later-stage clinical trials or receive regulatory approval.

        Success in preclinical testing and earlier clinical studies does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. Despite the results reported in earlier clinical trials for rigosertib and our other clinical-stage product candidates, we do not know whether the later-stage clinical trials we may conduct in the future will demonstrate adequate efficacy and safety to result in regulatory approval to market any of our product candidates in any particular jurisdiction. For instance, our ONTIME trial did not meet its primary efficacy endpoint. Our other Phase 3 studies also may not meet their primary endpoints or may have safety results that prevent regulatory approval. If this were to occur, the FDA would not approve an NDA, even if positive results are found for a sub-set of the study's population. Moreover, if a study does not meet its primary endpoint, but the result is due to a population sub-set, FDA may not approve an NDA at all or may only approve it for the specific sub-set of patients. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted.

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

        We may experience delays in our ongoing or future clinical trials and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. For example, in December 2015, the FDA put the briciclib IND on full clinical hold following a drug product lot testing failure. There can be no assurance that the FDA or a comparable foreign regulatory authority will not put clinical trials of any of our product candidates on clinical hold in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

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

  •
  delay or failure in obtaining institutional review board, or IRB, or IEC approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct or continue a clinical trial at each site;

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

  •
  clinical sites, subjects, and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

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

  •
  feedback from the FDA, the IRB or IEC, data safety monitoring boards, or a comparable foreign regulatory authority, or results from earlier stage or concurrent preclinical and clinical studies, that might require modification to the protocol for the trial. For instance, following the interim analysis for our INSPIRE trial, the sample size for the study was increased by 135 subjects. It will thus take us longer and will require a greater investment to complete the study. INSPIRE continues to be conducted under the supervision of the DMC, which may make additional recommendations based upon its continuing safety review;

  •
  a study meeting any predefined stopping criteria. For instance, in our Phase I/II expansion study of rigosertib oral in combination with azacitidine, if certain safety results, as defined by the protocol are found, enrollment in the applicable dosing cohort will be stopped;

  •
  decision by the FDA, the IRB or IEC, a comparable foreign regulatory authority, or us, or recommendation by a data safety monitoring board or comparable foreign regulatory authority, to suspend or terminate clinical trials at any time for safety issues or for any other reason. For instance, we have previously discontinued enrollment in a Phase 3 study of IV rigosertib following regulatory feedback on the trial's design. We have also discontinued planned trials prior to enrollment due to changing development plans and the availability of funding.

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

  •
  disagreement concerning our choice of patient population and/or other clinical trial design elements, including our chosen endpoint, which may be due to limitations and/or contradictory results in earlier studies;

  •
  disagreement with our intended indication;

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

  •
  delay or failure of our manufacturing or clinical trial sites in meeting regulatory agency inspectional requirements;

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

        The FDA or a comparable foreign regulatory authority may require more information, including additional preclinical or clinical data and or additional chemistry, manufacturing, and control information and/or modifications to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program altogether. For instance, for IV rigosertib for second-line higher-risk MDS patients following failure of HMA therapy, we currently plan to seek NDA approval based on the INSPIRE trial, with supporting data from the ONTIME trial, which did not meet its primary efficacy endpoint. We may also seek approval for other indications and/or product candidates based on a single Phase 3 study. Typically, for FDA approval, FDA requires two adequate and well-controlled Phase 3 clinical trials. For a single Phase 3 study to support approval, the study must be well-designed, well-conducted, internally consistent, and provide statistically persuasive and clinically meaningful results so that a second trial would be ethically or practically impossible to perform. The clinically meaningful results must generally show the effect of the product candidate on mortality, irreversible morbidity, or prevention of a disease with potentially serious outcomes. The FDA or comparable foreign regulatory authorities may find that our studies do not meet this standard, and, in such a case, would require another Phase 3 study to support an NDA or foreign equivalents. Even if we do obtain regulatory approval, our product candidates may be approved for fewer or more limited indications than we request, approval contingent on the performance of costly post-marketing clinical trials, or approval with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, the FDA may require the establishment of Risk Evaluation Mitigation Strategies, or REMS, or a comparable foreign regulatory authority may require the establishment of a similar strategy, that may restrict distribution of our products and impose burdensome implementation requirements on us. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

        Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. For example, patients in our earlier-stage clinical trials of rigosertib in some cases experienced side effects, some of which were severe. In this 10-K, we have described some of the safety findings for our product candidates. These are not the only safety findings, and we may find other safety outcomes during the course of our clinical trial.

        As a result of undesirable side effects or safety or toxicity issues that we may experience in our clinical trials, we may not receive approval to market any product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our product candidates for any or all targeted indications. These side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. They could also result in restrictive labeling for any approved products.

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

  •
  we may be required to conduct post-market studies or establish or modify a REMS or a foreign equivalent;

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

        We are developing rigosertib both as a single agent and for use in combination with azacitidine, a drug that is already on the market. The development of rigosertib for use in combination with another product may present additional challenges that we will not encounter for the development of our product candidates as single agents. For instance, the design and accompanying data analysis of our clinical trials for rigosertib in combination with azacitidine may be more complex. Following product approval, the FDA may require that rigosertib and/or azacitidine be cross labeled for combination use. As we currently do not own or have rights to azacitidine, this may require us to work with another company to satisfy such a requirement. Moreover, azacitidine developments may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval.

Such developments may include changes to the azacitidine safety or efficacy profile, changes to the availability of azacitidine, and changes to standard of care for MDS.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

        Even if we obtain regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, marketing, recordkeeping and reporting of safety and other post-market information. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product's indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. The label ultimately approved for rigosertib, if it achieves marketing approval, may include restrictions on use. Moreover, any of our product candidates approved under the FDA's accelerated approval pathway will require post-approval studies. If any post-approval studies do not verify the product's clinical benefit or other evidence shows a lack of safety or efficacy, we may be subject to expedited approval withdrawal.

        In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities, including comparable foreign regulatory authorities, for compliance with current good manufacturing practices, or cGMP, and other regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market, withdrawal of product approval, requiring us to agree to a REMS or foreign equivalent, requiring us to conduct a Phase IV clinical study, refusal to approve marketing applications or supplements, labeling revisions, adverse publicity, warning letters, untitled letters, dear healthcare provider letters, or suspension of manufacturing. If we, our product candidates, our clinical study sites or contract research organizations, or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements either during product development or following product approval, a regulatory agency may:

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

  •
  seek an injunction or impose civil or criminal penalties, disgorgement, restitution, or monetary fines;

  •
  suspend or withdraw regulatory approval;

  •
  suspend any ongoing clinical studies or place our studies on clinical hold;

  •
  refuse to approve pending applications or supplements to applications filed by us;

  •
  take FDA debarment actions, take government contracting debarment actions or refuse future orders under existing contracts, take healthcare exclusion actions, or require the entry into corporate integrity agreements or consent decrees;

  •
  suspend or impose restrictions on operations, including costly new manufacturing requirements;

  •
  seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall; or

  •
  subject us or our products to adverse publicity.

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

        We have received orphan designation for rigosertib for the treatment of MDS in the US and Europe. Our partner SymBio has received similar designation in Japan. We may also seek orphan designation for other indications of rigosertib and other product candidates, as appropriate. Orphan designation in the US or the EU does not guarantee product candidate approval, nor does it guarantee that we will receive any associated benefit, including periods of regulatory exclusivity. Moreover, orphan designation in the US or the EU can be revoked under certain circumstances. In the US, the FDA may revoke an orphan drug designation if the agency finds that the request for designation contained an untrue statement of material fact, omitted material information, or if the agency determines that the product candidate was not eligible for the designation at the time of the submission.

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

        Once an NDA is approved, the covered product becomes a "reference listed drug" in the FDA's Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of ANDAs or similar versions of reference listed drugs through the submission of 505(b)(2) applications. Generic products may be significantly less costly to bring to market than the reference listed drug, companies that produce generic products are generally able to offer them at lower prices, and generic products are generally preferred by third-party payors. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product. FDA and Congress have further recently taken steps to increase generic product competition. Moreover, in addition to generic competition, we could face competition from other companies seeking approval of drug products that are similar to ours using the 505(b)(2) pathway. Such applicants may be able to rely on our product candidates, if approved, or other approved drug products or published literature to develop drug products that are similar to ours. The introduction of a drug product similar to our product candidates could expose us to increased competition. In addition to competition from newly approved products, we may face competition from existing products as medical professionals are not prohibited from using products that are approved for different indications off label.

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

        We additionally may not receive any anticipated periods of marketing exclusivity if our product candidates are approved. Even if we receive exclusivity periods, they may not adequately protect our product candidates from competition. For instance, three and five year exclusivity would not prevent other companies from submitting full NDAs. Three year exclusivity would only protect the modifications that are the subject of our marketing applications. Further, a 505(b)(2) applicant could rely on a reference listed drug that is not one of our product candidates, or published literature, in which case any periods of patent or non-patent protection may not prevent FDA making an approval effective. Competition that our products may face from generic or similar versions of our products could materially and adversely impact our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates. Similar issues would arise in the EU and elsewhere.

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

        The regulations that govern, among other things, marketing approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain marketing approval. The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, or the Affordable Care Act, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms, any of which could negatively impact our business. The Tax Cuts and Jobs Act of 2017 repealed the individual mandate to purchase health insurance, and other provisions of the Affordable Care Act. In the future other provisions of the Affordable Care Act may be repealed and replaced; however, the downward pressure on pharmaceutical and medical device pricing, especially under the Medicare program is likely to continue, and may also increase our regulatory burdens and operating costs.

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

        Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country. In the United States, Medicaid and other federal programs impose penalties for increasing prices over the rate of inflation, which can result in penny prices. Some states such as California are also regulating price increases. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates even if our product candidates obtain marketing approval.

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

        In Europe and elsewhere, most countries have laws (e.g France) or (more commonly) codes of practice which either broadly emulate US 'sunshine laws' and require companies to maintain and publish a record of transfers of value to healthcare professionals and/or have anti-corruption laws similar to the FCPA—for instance the UK Bribery Act 2010.

Even if we are able to commercialize our product candidates, the products may not receive coverage and adequate reimbursement from third-party payors, which could harm our business.

        Our ability to commercialize any products successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations either in the U.S. or elsewhere. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors may also seek additional clinical evidence, beyond the data required to obtain marketing approval, demonstrating clinical benefits and value in specific patient populations before covering our products for those patients. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

        There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that is acceptable to our customers. We may need to provide rebates to third party payors, or co-payment assistance that results in net prices insufficient to covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

        Healthcare providers, physicians and third-party payors will all play important roles in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute our products. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients' rights are and will be applicable to our business. Additionally, if we sell to government agencies, these sales will be constrained by laws imposing mandatory discounts and federal procurement regulations. Restrictions under applicable federal and state healthcare laws and regulations and comparable foreign laws that may affect our ability to operate include the following:

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

  •
  analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report pricing information and information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and

  •
  state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance the forthcoming (25 May 2018) EU General Data Protection Regulation imposes stricter rules on the processing of personal data than apply in the USA and its provisions exclude the export of data relating to identifiable individuals to most countries, including the US, unless certain safeguards are in place.

        Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, debarment from government contracts, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

        We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA, Centers for Medicare & Medicaid Services, or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, comply with FDA's laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct for our directors, officers and employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

        In January 1999, we entered into an agreement with Temple University, as subsequently amended, to obtain an exclusive, world-wide license to make, have made, use, sell, offer for sale and import several classes of novel compounds, including all three of our clinical-stage product candidates. In May 2010, we entered into an agreement with Mount Sinai School of Medicine, as subsequently amended, giving us the option to exclusively negotiate licenses related to certain compounds. If we fail to meet our obligations under these license agreements or if we fail to negotiate future license agreements, our rights under the licenses could be terminated, and upon the effective date of such termination, our right to use the licensed technology would terminate. While we would expect to exercise all rights and remedies available to us, including attempting to cure any breach by us, and otherwise seek to preserve our rights under the patents and other technology licensed to us, we may not be able to do so in a timely manner, at an acceptable cost or at all. Any uncured, material breach under the license agreement could result in our loss of exclusive rights and may lead to a complete termination of our product development and any commercialization efforts for the applicable product candidates.

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

  •
  actions by regulatory authorities, including clinical holds and withdrawal of product approvals;

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

        We are highly dependent upon Ramesh Kumar, Ph.D., President and Chief Executive Officer; Manoj Maniar, Ph.D., Senior Vice President, Product Development; Steven Fruchtman, M. D., Chief

Medical Officer and Senior Vice President, Research and Development; Mark Guerin, C.P.A., Chief Financial Officer; and our other executive officers. Although we have employment agreements with the persons named above, these agreements are at-will and do not prevent such persons from terminating their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees, other than our President and Chief Executive Officer. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

        Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. The ultimate impact on us, our significant suppliers and our general infrastructure of being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

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

        We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs, as well as clinical trial sites for the conduct of our clinical trials. We rely on these parties for execution of our preclinical and clinical trials, and we control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and sites does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices, or GLP, and the Animal Welfare Act requirements. We, our clinical trial sites, and our CROs are required to comply with federal regulations and current Good Clinical Practices, or GCP, which are international standards meant to protect the rights and health of patients that are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our sites or CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We or they may also face regulatory enforcement. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory approval process. We may also face liability and/or regulatory enforcement action should any of the third parties that we rely upon fail to comply with legal and/or regulatory requirements.

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

        We rely on third-party vendors and CROs for preclinical studies and clinical trials related to our drug development efforts. Switching or adding additional CROs would involve additional cost and requires management time and focus. Our CROs have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated. We may also terminate a CRO for a number of reasons. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs. In addition, there is a natural transition period when a new CRO commences work and the new CRO may not provide the same type or level of services as the original provider. If any of our relationships with our third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms.

We have limited experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. We are dependent on third-party manufacturers for the manufacture of our product candidates for clinical trials as well as on third parties for our supply chain, and if we experience problems with any third parties, the manufacturing of our product candidates or products could be delayed.

        We do not own or operate facilities for the manufacture of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently rely on a single source contract manufacturing organization, or CMO, for the chemical manufacture of active pharmaceutical ingredient for rigosertib, another CMO for the production of the rigosertib intravenous formulation for our Phase 3 clinical trial, and a third CMO for the production of the rigosertib oral formulation for a Phase 2 clinical trial. To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase the scale of production. We may need to identify additional CMOs for continued production of supply for our product candidates. In addition, regulatory authorities enforce cGMP through periodic inspections of active pharmaceutical ingredient, or API and drug product manufacturing sites, quality control contract laboratories and distribution centers. If we or our CMO fail to comply with applicable cGMP, the manufacturing data generated and subsequent API lots and drug product batches in our supply chain may be deemed unreliable. Clinical trials using the product candidate may also be deemed to be unreliable. As such, the FDA or comparable foreign regulatory authorities may require us to perform additional API and drug product manufacturing before continuing clinical trials or approving our marketing applications, may require us to conduct additional studies, and any such deficient product we supply to SymBio or any other collaboration partner may subject us to certain obligations under relevant agreements. We or our contractors may also face enforcement actions. For example, in 2013, we began preparing a second CMO for potential manufacture of API and incurred significant expense to do so. Additionally, for example, during the second quarter of 2016, we suspended the original CMO for manufacture of the rigosertib oral formulation for quality related reasons, and transferred manufacturing activities to a new CMO leaving us again with a single source of manufacture for this formulation for our continuing development of rigosertib oral in combination with azacitidine. We have not yet identified alternate suppliers in the event the current CMOs we utilize are unable to scale production, or if we otherwise experience any problems with them. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, as we have experienced with respect to our existing CMOs, it could be expensive and take a significant amount of time to arrange for alternative suppliers. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them.

        Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to synthesize and manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention or product, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties. The manufacturing facilities that we use must also be approved by FDA under a pre-approval inspection. If the facilities cannot pass these inspections, FDA will not approve our marketing application. These manufacturing facilities will further be subject to continuing regulatory oversight and inspection, and, thus, they must continue to expend time and resources to maintain regulatory compliance.

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

        Because we have limited resources, we seek to enter into, and in the past we have entered into, collaboration agreements with other pharmaceutical companies. We may elect to enter into more of these agreements in the future. In July 2011, we entered into a license agreement with SymBio, as subsequently amended, granting an exclusive, royalty-bearing license for the development and commercialization of rigosertib in Japan and Korea, and related ancillary supply agreement and quality agreement. In September 2012, we entered into a development and license agreement with Baxter Healthcare SA, which subsequently assigned its interest in the agreement to Baxalta. Our agreement with Baxalta, which was terminated August 30, 2016, had granted it an exclusive, royalty-bearing license for the development and commercialization of rigosertib in specified countries comprising most of Europe. In March 2018, we entered into a license agreement with Pint granting an exclusive, royalty-bearing license for the development and commercialization of rigosertib in South and Central America. Any failure by our current or future partners to perform their obligations or any decision by our partners to terminate our agreements, including the termination of the Baxalta agreement, or our failure to meet our obligations under such agreements, could reduce or terminate the funding we may receive under the relevant collaboration agreement and could subject us to financial obligations and negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize the applicable product candidate. In the event that any of our partners fails to comply with applicable regulatory requirements, FDA or foreign regulatory authorities may not accept the data that they generate in furtherance of our marketing applications, and they or us could be subject to enforcement action. In addition, any decision by our partners to terminate these agreements could also damage our reputation and negatively impact our ability to obtain financing from other sources.

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

Risks Related to Ownership of Our Common Stock

We are not in compliance with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, Common Stock could be delisted, which could affect Common Sock's market price and liquidity and reduce our ability to raise capital.

        We are required to meet certain qualitative and financial tests to maintain the listing of our securities on The Nasdaq Capital Market. As previously disclosed, as of March 31, 2017, June 30, 2017 and September 30, 2017, our total stockholders' equity was $(2.7) million, $0.4 million and $(6.1) million, respectively. As of December 31, 2017 our total stockholders' equity was $(10.9) million. As a result, we did not comply with the Nasdaq's $2.5 million minimum stockholders' equity requirement, nor the alternative compliance standards under Nasdaq Listing Rule 5550(b) for the continued listing of our securities on The Nasdaq Capital Market. In addition, as previously disclosed, the Nasdaq Staff notified us of the noncompliance and, after granting certain grace period and reviewing our proposed plan to regain compliance, the Nasdaq Staff had determined to seek to delist our securities from Nasdaq unless we requested a hearing before a Nasdaq Hearings Panel (the "Panel"). Accordingly, we requested and had a hearing on January 18, 2018 before the Panel, which has the authority to grant us an additional extension of time to regain compliance.

        On February 2, 2018, we received a letter from the Panel stating that the Panel has granted the Company an extension to April 13, 2018 to regain compliance with the continuing listing requirements of the Nasdaq Capital Market, which may be accomplished by demonstrating minimum stockholders' equity of $2.5 million or having the market value of listed securities of at least $35 million for ten consecutive trading days, as defined in Nasdaq Listing Rule 5550(b).

        There is no assurance that we will regain compliance on or before April 13, 2018, and even if we do, that we will be able to maintain compliance. If we are unable to regain compliance by April 13, 2018 or maintain compliance and our securities are delisted, it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our securities could suffer a material decline. Delisting could also impair our ability to raise capital.

The trading market in our common stock has been limited and substantially less liquid than the average trading market for a stock quoted on the Nasdaq Markets.

        Since our initial listing on the Nasdaq Global Select Market on July 25, 2013 and transfer to the Nasdaq Capital Market on February 5, 2016, the trading market in our common stock has been limited and substantially less liquid than the average trading market for companies listed on the Nasdaq exchange. The listing of our common stock on the Nasdaq Capital Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock. As of February 28, 2018, approximately 48% of our outstanding shares of common stock was held by our officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates, which adversely affects the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

Our share price may be volatile and result in substantial losses to our stockholders.

        The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2016 and December 31, 2017, the price of our common stock on the Nasdaq Stock Market has ranged from $10.30 per share to $1.21 per share. Factors that could impact the trading price of our common stock include, without limitation, the following:

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

        Our executive officers, directors and holders of five percent or more of our capital stock, in the aggregate beneficially owned approximately 48% of our voting stock at February 28, 2018. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

        See " Risks Related to Our Financial Position and Capital Needs—Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates" for a discussion of risks related to future issuances of securities for capital raising and strategic transactions.

        In addition, future option grants and issuances of common stock, under our 2013 Equity Compensation Plan, and warrants may have an adverse effect on the market price of our common stock. Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers, including officers, employees and service providers of our subsidiaries and affiliates. At December 31, 2017, there were 894,996 shares of our common stock underlying outstanding options and 57,632 shares available for future grant under our 2013 Equity Compensation Plan. In accordance with the terms of the 2013 Equity Compensation Plan, on January 1, 2018, the maximum aggregate number of shares of our common stock that may be issued under the plan was automatically increased by 200,000 shares, such that immediately after such increase the number of shares remaining available for future issuance under the plan was 257,632. At February 28, 2018, we had 5,067,271 warrants outstanding. Future option grants and issuances of common stock under our 2013 Equity Compensation and warrants may have an adverse effect on the market price of our common stock.

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

        Provisions in our tenth amended and restated certificate of incorporation, or Certificate of Incorporation, and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that will:

  •
  permit our board of directors to issue up to 5,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate (as of February 28, 2018, we had no shares of preferred stock issued and outstanding, and 1,044,488 shares of Series A Convertible Preferred Stock reserved for issuance upon the exercise of outstanding preferred stock warrants);

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters and research facilities are located in Newtown, Pennsylvania, where we lease an aggregate of approximately 9,500 square feet of office and laboratory space, pursuant to lease agreements, the terms of which expire in February 2019.

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

	High	Low
Year Ended December 31, 2017
First Quarter	$3.34	$2.20
Second Quarter	3.88	1.78
Third Quarter	2.21	1.46
Fourth Quarter	2.83	1.21
Year Ended December 31, 2016
First Quarter	$10.30	$3.20
Second Quarter	8.17	3.80
Third Quarter	5.93	2.62
Fourth Quarter	3.67	2.11

        The share prices have been retroactively adjusted to reflect a one-for-ten reverse stock split which was effective May 31, 2016.

Stockholders

        As of February 28, 2018, there were 141 holders of record for shares of our common stock. This does not reflect beneficial stockholders who held their common stock in "street" or nominee name through brokerage firms.

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

        Since commencing operations, we have dedicated a significant portion of our resources to the development of our clinical-stage product candidates, particularly rigosertib. We incurred research and development expenses of $19.1 million and $20.1 million during the years ended December 31, 2017 and 2016, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance our programs. In July 2013, we completed our initial public offering, or IPO, from which we received net proceeds of $79.8 million. Prior to the consummation of the IPO, we funded our operations primarily through the sale of preferred stock amounting to $144.7 million, the issuance of debt amounting to $26.8 million, which was later converted into shares of preferred stock, the receipt of $8.0 million from The Leukemia and Lymphoma Society under a May 2010 funding agreement, and the receipt of upfront payments of $57.5 million from Baxter (predecessor to Baxalta) and SymBio in connection with our collaboration agreements. Under the Baxalta collaboration agreement, we received payments towards costs for the INSPIRE trial of $0.0 million and $5.0 million during the years ended December 31, 2017 and 2016, respectively. The Baxalta agreement was terminated on August 30, 2016 as a result of Baxalta's decision to terminate following its strategic review of priorities.

        In December 2017, we entered into a license and collaboration agreement with HanX Biopharmaceuticals, Inc. ("HanX"), a company focused on development of novel oncology products, for the further development, registration and commercialization in China of ON 123300. This compound has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. Under the terms of the agreement, we will receive an upfront payment, regulatory and commercial milestone payments, as well as royalties on Chinese sales. The key feature of the collaboration is that

HanX will provide all funding required for Chinese IND enabling studies performed for Chinese Food and Drug Administration IND approval. We and HanX also intend for these studies to comply with the FDA standards. Accordingly, such studies may be used by us for an IND filing with the FDA. We and HanX will oversee the IND enabling studies. We will maintain global rights outside of China.

        During 2015 we sold 376,192 shares of common stock for net proceeds of $7.5 million. In January 2016, we completed a sale of common stock and warrants for net proceeds of approximately $1.6 million. In July 2016, we completed a rights offering of units of common stock and warrants for net proceeds of $15.8 million. In December 2016, we entered into a sales agreement with FBR Capital Markets & Co. ("FBR") to create an at-the-market equity program under which we from time to time may offer and sell shares of common stock through FBR. Sales under this sales agreement in 2017 were 20,499 shares for net proceeds of approximately $64,000. The sales agreement was terminated effective April 19, 2017. There were no sales of common stock under this program during the year ended December 31, 2016.

        In April 2017, we closed on an underwritten public offering of 2,476,190 shares of Common Stock. In May 2017, we sold an additional 363,580 shares as a result of the underwriter's exercise of its over-allotment option. Net proceeds from these transactions were approximately $5.3 million. In November 2017, we closed on a registered direct offering to select accredited investors of 920,000 shares of common stock. Net proceeds were approximately $1.1 million. In February 2018, we closed on an offering of units of common stock and warrants. We issued 7,005,000 shares of common stock, pre-funded warrants to purchase 2,942,500 share of common stock, and preferred stock warrants to purchase 1,044,487.5 shares of Series A convertible preferred stock. Each share of Series A convertible preferred stock is convertible into ten shares of common stock. Net proceeds were approximately $8.7 million.

        Our net losses were $24.1 million and $19.7 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $362.3 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met.

        As of December 31, 2017, we had $4.0 million in cash and cash equivalents. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the third quarter of 2018, although there is substantial doubt about our ability to continue as a going concern. See "—Liquidity and Capital Resources—Operating and Capital Expenditure Requirements."

        Subsequent to December 31, 2017, in March 2018, we entered into a license agreement with Pint granting an exclusive, royalty-bearing license for the development and commercialization of rigosertib in South and Central America. Pint has agreed to make an upfront equity investment and a subsequent equity investment in our common stock. In addition, we could receive up to $42.75 million in additional regulatory, development and sales-based milestone payments as well as tiered, double digit royalties based on net aggregate net sales in the Territory. Pint also has agreed to purchase rigosertib and the Product exclusively from us in accordance with a supply and quality agreement between the parties. Pint may terminate the License Agreement in whole (but not in part) at any time upon 45 days' prior written notice. The License Agreement also contains customary provisions for termination by either party in the event of breach of the License Agreement by the other party, subject to a cure period, or bankruptcy of the other party.

        On February 28, 2018, we filed a definitive proxy statement with the Securities and Exchange Commission relating to a Special Meeting of Stockholders we intend to hold on March 21, 2018 to seek stockholders' approval to increase the number of authorized shares of capital stock from 30,000,000 shares to 105,000,000 shares in order to increase the number of authorized shares of common stock from 25,000,000 shares to 100,000,000 shares.

Financial Overview

Revenue

        During the years ended December 31, 2017 and 2016, our revenues were derived exclusively from activities conducted in accordance with our collaboration arrangements with Baxalta and SymBio. The following table sets forth a summary of revenue recognized during the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016
Baxalta	$—	$4,999,000
SymBio	787,000	547,000

	$787,000	$5,546,000

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

        The Baxalta collaboration agreement was considered to be a multiple-element arrangement for accounting purposes. We determined that there were two deliverables under the Baxalta agreement; specifically, the license to rigosertib for Europe and the related research and development services that we were obligated to provide. We concluded that $42.4 million of the fixed and determinable $50.0 million upfront payment was associated with the license and $7.6 million was associated with the research and development services. We recognized the entire $42.4 million associated with the upfront license as revenue during the third quarter of 2012 upon the execution of the Baxalta agreement, and we recognized the research and development services revenue of $7.6 million on the proportional performance method over the period of commitment and development, which was estimated to be through March 31, 2014, the period of our non-contingent obligations to perform research and development services sufficient to advance rigosertib. In accordance with the agreement, we elected to have Baxalta fund fifty percent of the costs of the INSPIRE trial, up to $15.0 million. For the years ended December 31, 2017 and 2016, we recognized $0.0 million and $5.0 million, respectively, of research and development services revenue related to Baxalta's funding of the INSPIRE trial. On March 3, 2016, we received notification of Baxalta's election to terminate the development and license agreement based on a strategic reprioritization review, effective August 30, 2016, at which time, the rights licensed to Baxalta reverted to us at no cost. Additionally, any rights we had to funding, pre-commercial milestone payments and royalties from Baxalta terminated in accordance with the agreement.

        The SymBio collaboration agreement is also considered to be a multiple-element arrangement for accounting purposes. We determined that there were three deliverables under the SymBio collaboration agreement; specifically, the license to rigosertib for Japan and Korea, our obligation to perform research and development services necessary for SymBio to seek approval in its territory and our obligation to participate on a joint steering committee. We concluded that these deliverables should be accounted for as a single unit of accounting. We determined that the $7.5 million upfront payment received in 2011 should be deferred and recognized as revenue on a straight-line basis through December 2027, reflecting our estimate of when we will complete our obligations under the agreement. For the years ended December 31, 2017 and 2016, we recognized revenues of $454,000 and $455,000, respectively, under the SymBio collaboration agreement. In addition, we recognized revenues of

$333,000 and $92,000 for the years ended December 31, 2017 and 2016, respectively, related to the supply agreement with SymBio.

Operating Expenses

        The following table summarizes our operating expenses for the years ended December 31, 2017 and 2016:

	2017	2016
General and administrative	$7,405,000	$9,178,000
Research and development	19,119,000	20,071,000

Total operating expenses	$26,524,000	$29,249,000

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

        We anticipate that our general and administrative expenses will remain consistent in the short-term, but would increase in the future with the continued research and development and potential commercialization of our product candidates. These increases will likely include increased costs for insurance, costs related to the hiring of additional personnel and payments to outside consultants among other expenses. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and expense as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

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

        The following table summarizes our research and development expenses by functional area for the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016
Pre-clinical & clinical development	$10,660,000	$8,513,000
Personnel related	4,244,000	6,149,000
Manufacturing, formulation & development	1,340,000	1,490,000
Stock-based compensation	735,000	2,042,000
Consulting fees	2,141,000	1,877,000

	$19,119,000	$20,071,000

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

        We recognized revenue of $0.0 million and $5.0 million during the years ended December 31, 2017 and 2016, respectively, under our license and collaboration agreement with Baxalta. We recognized revenue of $0.8 million and $0.5 million during the years ended December 31, 2017 and 2016, respectively, under our license and collaboration agreement with SymBio.The Baxalta and SymBio agreements are being accounted for under ASU 2009-13.

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

Income Taxes

        We recorded deferred tax assets of $144.4 million as of December 31, 2017, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal and state tax net operating loss ("NOL"), carry forwards and research and development tax credit carry forwards. As of December 31, 2017, we had federal NOL carry forwards of $210.5 million, state NOL carry forwards of $169.7 million, and research and development tax credit carry forwards of $79.7 million available to reduce future taxable income, if any. These federal NOL carry forwards will begin to expire at various dates starting in 2022. The state NOL carry forwards will begin to expire at various dates starting in 2025. In general, if we experience a greater than 50 percentage point aggregate change in ownership of specified significant stockholders over a three-year period, utilization of our pre-change NOL carry forwards will be subject to an annual limitation under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the "Code") and similar state laws. Such limitations may result in expiration of a portion of the NOL carry forwards before utilization and may be substantial. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

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

        We record stock-based compensation expense as a component of research and development expenses or general and administrative expenses, depending on the function performed by the optionee. For the years ended December 31, 2017 and 2016, we allocated stock-based compensation as follows:

	Year ended December 31,
	2017	2016
General and administrative	$975,000	$1,887,000
Research and development	735,000	2,042,000

	$1,710,000	$3,929,000

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

Warrants

        Common stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging—Contracts in Entity's Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Some of our warrants are classified as liabilities because in certain circumstances they could require cash settlement. We estimate the fair value of warrants accounted for as liabilities using market quotes from an active and orderly market when available or the Black-Scholes pricing model when quotes are not available.

        Warrants outstanding and warrant activity for the year ended December 31, 2017 is as follows:

Description	Classification	Exercise Price	Expiration Date	Balance Decemeber 31, 2016	Warrants Issued	Warrants Exercised	Warrants Expired	Balance December 31, 2017
Non-tradable warrants	Liability	$11.50	July 2021	96,842	—	—	—	96,842
Tradable warrants	Liability	$4.92	July 2021	3,192,022	—	—	—	3,192,022
Non-tradable pre-funded
warrants	Equity	$0.01	July 2023	236,907	—	(231,000)	—	5,907

				3,525,771	—	(231,000)	—	3,294,771

        The following table presents a reconciliation of the fair value of our warrant liability for the years ended December 31, 2017 and 2016:

Warrant Liability
Balance at December 31, 2015	$—
Issuance of warrants	7,389,000

Change in fair value upon re-measurement	(3,988,000)

Balance at December 31, 2016	$3,401,000
Change in fair value upon re-measurement	(1,628,000)

Balance at December 31, 2017	$1,773,000

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

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

	Year ended December 31,
	2017	2016	Change
Revenue	$787,000	$5,546,000	$(4,759,000)
Operating expenses:
General and administrative	7,405,000	9,178,000	1,773,000
Research and development	19,119,000	20,071,000	952,000

Total operating expenses	26,5324,000	29,249,000	2,725,000

Loss from operations	(25,737,000)	(23,703,000)	(2,034,000)
Change in fair value of warrant liability	1,628,000	3,988,000	(2,360,000)
Other income (expense), net	30,000	62,000	(32,000)

Net loss before income taxes	(24,079,000)	(19,653,000)	(4,426,000)
Income taxes	13,000	14,000	1,000

Net loss	$(24,092,000)	$(19,667,000)	$(4,425,000)

Revenues

        Revenues decreased by $4.8 million, or 86%, in 2017 when compared to 2016 primarily as a result of contractual cost-sharing revenue from Baxalta for a portion of the costs of the INSPIRE trial in the 2016 period.

General and administrative expenses

        General and administrative expenses decreased by $1.8 million, or 19%, to $7.4 million for the year ended December 31, 2017 compared to $9.2 million for the year ended December 31, 2016. The decrease was primarily caused by a decrease of $0.5 million of severance costs and accelerated stock compensation expense of $0.8 million related to the reduction in force during the 2016 period, as well as lower personnel costs and stock compensation for continuing personnel of $0.2 million. Lower facilities related, insurance, and other general and administrative costs also contributed $0.5 million to the decrease. These decreases were partially offset by higher professional fees of $0.2 million in the 2017 period.

Research and development expenses

        Research and development expenses decreased by $1.0 million, or 5%, to $19.1 million for the year ended December 31, 2017 compared to $20.1 million for the year ended December 31, 2016. This decrease was caused primarily by decreases of $1.9 million in personnel costs and $1.2 million of stock compensation expense related to our reduction in workforce in the first quarter of 2016. The decrease was also caused by a reduction of $0.2 million in drug product manufacturing costs. These decreases were partially offset by higher clinical development expense of $2.2 million as a result of our increased spending on INSPIRE and our 09-08 combination expansion study, which commenced during the second quarter of 2017.

Change in fair value of warrant liability

        The fair value of the warrant liability, which relates to warrants issued in January and July 2016, decreased $1.6 million during the year ended December 31, 2017 compared to a decrease of $4.0 million during the year ended December 31, 2016, which resulted in a commensurate decrease in other income during the 2017 period. The fair value of the warrants was estimated using a Black-Scholes methodology during the 2016 period, and in 2017 was based on the quoted market price of the warrants. At December 31, 2017, warrants outstanding entitled the holders to purchase up to 3,294,771 shares of our common stock. These warrants expire in July 2021.

Other income, net

        Other income, net, was $30,000 of other income for the year ended December 31, 2017, compared to $62,000 of other income, net for the year ended December 31, 2016. This change of $32,000 was due primarily to $48,000 higher foreign exchange losses in the 2017 period, partially offset by $11,000 higher net interest income and higher other income of $5,000 in the 2017 period.

Liquidity and Capital Resources

        Since our inception, we have incurred net losses and generally negative cash flows from our operations. We incurred net losses of $24.1 million and $19.7 million for the years ended December 31, 2017 and 2016, respectively. Since inception our accumulated deficit is $362.3 million. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the third quarter of 2018. Due to our ongoing operating losses and our accumulated deficit, in combination with the fact that the future success of the Company is dependent on its ability to obtain additional financing, the opinion of our independent registered public accounting firm on our audited consolidated financial statements for our fiscal year ended December 31, 2017 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Cash Flows

        The following table summarizes our cash flows for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(23,820,000)	$(15,813,000)
Investing activities	—	—
Financing activities	6,360,000	17,423,000
Effect of foreign currency translation	34,000	(9,000)

Net (decrease) increase in cash and cash equivalents	$(17,426,000)	$1,601,000

Net cash used in operating activities

        Net cash used in operating activities was $23.8 million for the year ended December 31, 2017 and consisted primarily of a net loss of $24.1 million, and a change in the fair value of warrant liability of $1.6 million, partially offset by $1.7 million of noncash stock-based compensation expense and $0.1 million of depreciation and amortization expense. Changes in operating assets and liabilities resulted in a net increase in cash of $0.1 million. Significant changes in operating assets and liabilities included a decrease in prepaid expenses and other current assets of $0.7 million as a result of the recognition of expense for clinical and manufacturing activities and insurance expense. Accrued expenses increased $1.0 million due to lower accrued clinical costs and the timing of invoices for clinical trial and related to the ongoing trials at December 31, 2017. Accounts payable increased $0.9 million due to the timing of payments to our vendors. Deferred revenue decreased $0.5 million related to the recognition of revenue on the up-front payment under our collaboration agreement with SymBio.

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

Net cash provided by investing activities

        Net cash provided by investing activities for the years ended December 31, 2017 and 2016 was $0.

Net cash provided by financing activities

        Net cash provided by financing activities was $6.4 million for the year ended December 31, 2017, which was due to proceeds from the sales of our common stock in our April 2017 and November 2017 offerings.

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

Operating and Capital Expenditure Requirements

        We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2018 to decrease from 2017, due to the current status of our INSPIRE trail with study countries and sites having been opened during 2016 and 2017. After having incurred the costs of opening a clinical study in many different countries, we anticipate that enrollment of study patients will be the primary driver of cost in 2018. In addition, we expect our oral rigosertib combination program expansion study to be fully enrolled early in 2018. Considering these changes in our clinical program from 2017, as well as a focused effort to reduce our cash expenditures related to general and administrative items, will result in net cash expended in 2018 to decrease compared to 2017. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

        We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the third quarter of 2018. However, due to our ongoing losses and our accumulated deficit in combination with these factors, the opinion of our independent registered public accounting firm on our audited consolidated financial statements for our fiscal year ended December 31, 2017 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

        In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09) and has subsequently issued a number of amendments to ASU 2014-09. The new standard, as amended, provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The guidance was effective for interim and annual periods beginning on or after December 15, 2017. Early adoption was permitted but not before December 15, 2016. We adopted the new standard effective January 1, 2018 under the modified retrospective method. During the fourth quarter of 2017, we substantially completed our assessment of the impact that this new standard will have on our consolidated financial statements. Preliminarily, we do not expect the implementation of ASU 2014-09 to have a material quantitative impact on our consolidated financial statements as the timing of revenue recognition under our current license agreements is not expected to significantly change. The finalization of our assessment may result in significant changes to estimates that may materially impact the preliminary estimate of the cumulative effect. The adoption of the new guidance will also result in some additional disclosures.

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

        In March 2016, the FASB issued guidance that addresses the income tax effects of stock-based payments and eliminates the windfall pool concept, as all of the tax effects related to stock-based payments will now be recorded at settlement (or expiration) through the income statement. The new guidance also permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for stock-based payment awards. Forfeitures can be estimated or recognized when they occur. The standard was effective for annual periods beginning after December 15, 2016 and interim periods within that reporting period. Early adoption was permitted in any interim or annual period, with any adjustment reflected as of the beginning of the fiscal year of adoption. We adopted the new guidance as of January 1, 2017. The adoption did not have a material impact on our consolidated financial statements and related disclosures.

        In November 2016, the FASB issued guidance requiring that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning in 2018 and should be applied using a retrospective transition method to each period presented. Early adoption is permitted. We adopted this guidance effective December 31, 2017. Restricted Cash was $50,000 at December 31 2017, 2016 and 2015. The adoption did not have a material impact on our consolidated financial statements and related disclosures.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2017 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information with respect to this item will be set forth in the Proxy Statement for the 2018 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics" and "Corporate Governance" and is incorporated herein by reference.

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

  (3)
  Exhibits: See Exhibits Index on pages 95 to 97

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
10.8	+
Onconova Therapeutics, Inc. 2007 Equity Compensation Plan, and forms of agreement thereunder (Incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).
10.9	+
Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Ramesh Kumar, Ph.D. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 8, 2015).
10.10	+
Letter Agreement, effective as of January 1, 2016, by and between Onconova Therapeutics, Inc. and Ramesh Kumar, Ph.D. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2016).
10.11	+
Amended and Restated Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Thomas McKearn, M.D., Ph.D. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 8, 2015).
10.12	+
Amended and Restated Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Ajay Bansal. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 8, 2015).
10.13	+
Consulting Agreement, effective as of January 1, 2012, by and between Onconova Therapeutics, Inc. and E. Premkumar Reddy, Ph.D., including Consultant Agreement Renewal, dated February 27, 2013 (Incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).
10.14	+
Form of Indemnification Agreement entered into by and between Onconova Therapeutics, Inc. and each director and executive officer (Incorporated by reference to Exhibit 10.24 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).
10.15	+
Onconova Therapeutics, Inc. 2013 Equity Compensation Plan, and forms of agreement thereunder (Incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).

Exhibit Number		Exhibit Description
10.16	+	Onconova Therapeutics, Inc. 2013 Performance Bonus Plan (Incorporated by reference to Exhibit 10.26 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).
10.17	+
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
10.19	+
Amended and Restated Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Steven M. Fruchtman, M.D. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 13, 2015).
10.20
Dealer-Manager Agreement dated July 7, 2016, between Onconova Therapeutics, Inc. and Maxim Group LLC ((Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 13, 2016)
10.21
At Market Issuance Sales Agreement, dated December 5, 2016, between Onconova Therapeutics, Inc. and FBR Capital Markets & Co. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 5, 2016)
10.22	+	Letter Agreement, effective as of January 1, 2017, by and between Onconova Therapeutics, Inc. and Ramesh Kumar, Ph.D.
21.1		Subsidiaries of Onconova Therapeutics, Inc.
23.1		Consent of Ernst & Young, LLP.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: March 16, 2018	Onconova Therapeutics, Inc.
	By:	/s/ RAMESH KUMAR Ramesh Kumar Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RAMESH KUMAR, PH.D. Ramesh Kumar, Ph.D.	Director, President and Chief Executive Officer(Principal Executive Officer)	March 16, 2018
/s/ MARK GUERIN Mark Guerin	Chief Financial Officer(Principal Financial Officer and Principal Accounting Officer)	March 16, 2018
/s/ MICHAEL B. HOFFMAN Michael B. Hoffman	Chairman, Board of Directors	March 16, 2018
/s/ HENRY S. BIENEN, PH.D. Henry S. Bienen, Ph.D.	Director	March 16, 2018
/s/ JEROME E. GROOPMAN, M.D. Jerome E. Groopman, M.D.	Director	March 16, 2018
/s/ JAMES J. MARINO James J. Marino	Director	March 16, 2018
/s/ VIREN MEHTA Viren Mehta	Director	March 16, 2018

Signature	Title	Date

/s/ E. PREMKUMAR REDDY, PH.D. E. Premkumar Reddy, Ph.D.	Director	March 16, 2018
/s/ JACK E. STOVER Jack E. Stover	Director	March 16, 2018

ONCONOVA THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Onconova Therapeutics, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Onconova Therapeutics, Inc. as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company's ability to continue as a going concern. Management's evaluation of the events and conditions and management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

        Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2013.

Philadelphia, Pennsylvania

March 16, 2018

Onconova Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$4,024,000	$21,450,000
Receivables	59,000	31,000
Prepaid expenses and other current assets	820,000	1,588,000

Total current assets	4,903,000	23,069,000
Property and equipment, net	64,000	152,000
Other non-current assets	12,000	12,000

Total assets	$4,979,000	$23,233,000

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,186,000	$5,323,000
Accrued expenses and other current liabilities	3,335,000	4,382,000
Deferred revenue	455,000	455,000

Total current liabilities	9,976,000	10,160,000
Warrant liability	1,773,000	3,401,000
Deferred revenue, non-current	4,091,000	4,545,000

Total liabilities	15,840,000	18,106,000

Commitments and contingencies
Stockholders' (deficit) equity:
Preferred stock, $0.01 par value, 5,000,000 authorized at December 31, 2017 and 2016, none issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.01 par value, 25,000,000 authorized at December 31, 2017 and 2016, 10,771,163 and 6,759,895 shares issued and outstanding at December 31, 2017 and 2016	108,000	68,000
Additional paid in capital	350,514,000	342,484,000
Accumulated other comprehensive income	3,000	(31,000)
Accumulated deficit	(362,316,000)	(338,224,000)

Total Onconova Therapeutics, Inc. stockholders' (deficit) equity	(11,691,000)	4,297,000
Non-controlling interest	830,000	830,000

Total stockholders' (deficit) equity	(10,861,000)	5,127,000

Total liabilities and stockholders' (deficit) equity	$4,979,000	$23,233,000

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statements of Operations

	Years ended December 31,
	2017	2016
Revenue	$787,000	$5,546,000
Operating expenses:
General and administrative	7,405,000	9,178,000
Research and development	19,119,000	20,071,000

Total operating expenses	26,524,000	29,249,000

Loss from operations	(25,737,000)	(23,703,000)
Change in fair value of warrant liability	1,628,000	3,988,000
Other income, net	30,000	62,000

Net loss before income taxes	(24,079,000)	(19,653,000)
Income taxes	13,000	14,000

Net loss	(24,092,000)	(19,667,000)
Net loss attributable to non-controlling interest	—	—

Net loss attributable to Onconova Therapeutics, Inc	(24,092,000)	(19,667,000)

Net loss per share of common stock, basic and diluted	$(2.68)	$(4.44)

Basic and diluted weighted average shares outstanding	9,000,326	4,426,639

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

	Years ended December 31,
	2017	2016
Net loss	$(24,092,000)	$(19,667,000)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments, net	34,000	(9,000)

Other comprehensive income (loss), net of tax	34,000	(9,000)

Comprehensive loss	(24,058,000)	(19,676,000)

Comprehensive loss attributable to non-controlling interest	—	—

Comprehensive loss attributable to Onconova Therapeutics, Inc	$(24,058,000)	$(19,676,000)

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

	Stockholders' Equity (Deficit)
	Common Stock				Accumulated other comprehensive income (loss)
			Additional Paid in Capital	Accumulated deficit		Non-controlling interest
	Shares	Amount					Total
Balance at December 31, 2015	2,546,419	$25,000	$328,564,000	$(318,557,000)	$(22,000)	$830,000	$10,840,000
Net loss	—	—	—	(19,667,000)	—	—	(19,667,000)
Other comprehensive loss	—	—	—	—	(9,000)	—	(9,000)
Exercise of stock options	403	—	3,000	—	—	—	3,000
Stock-based compensation	—	—	3,929,000	—	—	—	3,929,000
Shares issued in connection with reverse stock split	110	—	—	—	—	—	—
Issuance of common stock and pre-funded warrants, net	3,599,786	37,000	8,949,000	—	—	—	8,986,000
Issuance of common stock upon exercise of warrants	419,493	4,000	—	—	—	—	4,000
Issuance of common stock, net	193,684	2,000	1,039,000	—	—	—	1,041,000

Balance at December 31, 2016	6,759,895	$68,000	$342,484,000	$(338,224,000)	$(31,000)	$830,000	$5,127,000

Net loss	—	—	—	(24,092,000)	—	—	(24,092,000)
Other comprehensive income	—	—	—	—	34,000	—	34,000
Stock-based compensation	—	—	1,710,000	—	—	—	1,710,000
Issuance of common stock, net	4,011,268	40,000	6,320,000	—	—	—	6,360,000

Balance at December 31, 2017	10,771,163	$108,000	$350,514,000	$(362,316,000)	$3,000	$830,000	$(10,861,000)

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016
Operating activities:
Net loss	$(24,092,000)	$(19,667,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,000	96,000
Change in fair value of warrant liabilities	(1,628,000)	(3,988,000)
Stock compensation expense	1,710,000	3,929,000
Changes in assets and liabilities:
Receivables	(28,000)	1,473,000
Prepaid expenses and other current assets	768,000	244,000
Accounts payable	863,000	1,902,000
Accrued expenses and other current liabilities	(1,047,000)	653,000
Deferred revenue	(454,000)	(455,000)

Net cash used in operating activities	(23,820,000)	(15,813,000)

Investing activities:
Net cash provided by investing activities	—	—

Financing activities:
Proceeds from the sale of common stock and warrants, net of costs	6,360,000	17,420,000
Proceeds from the exercise of stock options	—	3,000

Net cash provided by financing activities	6,360,000	17,423,000

Effect of foreign currency translation on cash	34,000	(9,000)

Net (decrease) increase in cash and cash equivalents	(17,426,000)	1,601,000
Cash and cash equivalents at beginning of period	21,450,000	19,849,000

Cash and cash equivalents at end of period	$4,024,000	$21,450,000

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

Liquidity

        The Company has incurred recurring operating losses since inception. For the year ended December 31, 2017, the Company incurred a net loss of $24,092,000 and as of December 31, 2017 the Company had generated an accumulated deficit of $362,316,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At December 31, 2017, the Company had cash and cash equivalents of $4,024,000. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

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

        On January 5, 2016, the Company entered into a securities purchase agreement with an institutional investor providing for the issuance and sale by the Company of 193,684 shares of the Company's Common Stock and warrants to purchase 96,842 shares of the Company's Common Stock for aggregate net proceeds of $1.6 million (See Note 18)

        On July 29, 2016 the Company closed on a rights offering of units of common stock and warrants. The Company issued 3,599,786 shares of common stock, 3,192,022 tradable warrants and 656,400 pre-funded warrants in connection with the rights offering. Net proceeds were approximately $15.8 million. (See Note 18)

        On April 26, 2017 the Company closed on an underwritten public offering of 2,476,190 shares of Common Stock. On May 17, 2017, the Company sold an additional 363,580 shares as a result of the underwriter's exercise of its over-allotment option. Net proceeds from these transactions were approximately $5.3 million. (See Note 18)

        On November 14, 2017 the Company closed on a registered direct offering to select accredited investors of 920,000 shares of common stock. Net proceeds were approximately $1.1 million. (See Note 18)

        On February 12, 2018 the Company closed on an offering of units of common stock and warrants. The Company issued 7,005,000 shares of common stock, pre-funded warrants to purchase 2,942,500 share of common stock, and preferred stock warrants to purchase 1,044,487.5 shares of Series A convertible preferred stock. Each share of Series A convertible preferred stock is convertible into ten shares of common stock. Net proceeds were approximately $8.7 million. (See Note 19)

        The Company has and may continue to delay, scale-back, or eliminate certain of its research and development activities and other aspects of its operations until such time as the Company is successful in securing additional funding. The Company is exploring various dilutive and non-dilutive sources of funding, including equity financings, strategic alliances, business development and other sources. The future success of the Company is dependent upon its ability to obtain additional funding. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. The Company currently anticipates that current cash and cash equivalents will be sufficient to meet its anticipated cash requirements into the third quarter of 2018. Accordingly, management has concluded that substantial doubt exists with respect

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Nature of Business (Continued)

to the Company's ability to continue as a going concern within one year after the date that these financial statements are issued.

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

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, other comprehensive income and related disclosures. On an ongoing basis, management evaluates its estimates, including estimates related to clinical trial accruals, warrant liability, and allocation of consideration for revenue recognition. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Concentrations of Credit Risk and Off-Balance Sheet Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company maintains a portion of its cash and cash equivalent balances in the form of money market accounts with financial institutions that management believes are creditworthy. The Company has no financial instruments with off-balance sheet risk of loss.

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

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

        The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, accounts payable, and accrued liabilities approximate their respective fair values because of the short-term nature of these accounts. The fair value of the warrant liability is discussed in Note 8, "Fair Value Measurements."

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

        The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the assets' book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceeds their fair value, which is measured based on the projected discounted future net cash flows generated from the assets. No impairment losses have been recorded through December 31, 2017.

Warrant Accounting

        Common stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging—Contracts in Entity's Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. (See Note 4).

        The Company's warrants that are classified as liabilities are recorded at fair value. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the consolidated statements of operations. The Company has both tradable and non-tradable warrants. At December 31, 2017, the tradable warrants are classified as level 1 liabilities and the Company uses the Nasdaq quoted market price to estimate the fair value of the related derivative warrant liability. The non-tradable warrants are classified as level 3 liabilities and the Company uses the Black-Scholes pricing model to estimate the

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

fair value of the related derivative warrant liability. (See Note 8 for a discussion of the fair value hierarchy).

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

        At certain times throughout the Company's history, the chairman of the Company's board of directors, who is also a significant stockholder of the Company (the "Significant Holder"), afforded option holders the opportunity for liquidity in transactions in which options were exercised and the shares of Common Stock issued in connection therewith were simultaneously purchased by the Significant Holder (each, a "Purchase Transaction") (See Note 10). Because the Company had established a pattern of providing cash settlement alternatives for option holders, the Company accounted for its stock-based compensation awards as liability awards. The Company measured liability awards based on the award's intrinsic value on the grant date and then re-measured them at each reporting date until the date of settlement. Compensation expense was recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation expense for each period until settlement was based on the change in intrinsic value (or a portion of the change in intrinsic value, depending on the percentage of the requisite service that has been rendered at the reporting date). Changes in the intrinsic value of a liability that occur after the end of the requisite service period were considered compensation expense in the period in which the changes occur. On April 23, 2013, the Company distributed a notification letter to all equity award holders under the 2007 Plan advising them that Purchase Transactions would no longer occur, unless, at the time of a Purchase Transaction, the option holder has held the Common Stock issued upon exercise of options for a period of greater than six months prior to selling such Common Stock to the Significant Holder and that any such sale to the Significant Holder would be at the fair value of the Common Stock on the date of such sale. Based on these new criteria for Purchase Transactions, the Company remeasured options outstanding under the 2007 Plan as of April 23, 2013 to their intrinsic value and reclassified such options from liabilities to stockholders' deficit within the Company's consolidated balance sheets, which amounted to $14,482,000. The remaining expense for these options was recognized on a straight-line basis over the remaining requisite service period. During the year ended December 31, 2016, the remaining $244,000 of expense related to these options was recognized and as of December 31, 2017 and 2016, there was no unrecognized compensation expense related to these unvested awards.

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

Clinical Trial Expense Accruals

        As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company's objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company's clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2017 and 2016, there were no material adjustments to the Company's prior period estimates of accrued expenses for clinical trials.

Collaboration Arrangements

        A collaboration arrangement is defined as a contractual arrangement that has or may have significant financial milestones associated with success-based development, which include certain arrangements the Company has entered into regarding the research and development, manufacture and/or commercialization of products and product candidates. These collaborations generally provide for non-refundable, upfront license fees, research and development and commercial performance milestone payments, cost sharing and royalty payments. The collaboration agreements with third-parties are performed on a "best efforts" basis with no guarantee of either technological or commercial success. The Company evaluates whether an arrangement is a collaboration arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company reevaluates whether an arrangement qualifies or continues to qualify as a collaboration arrangement whenever there is a change in the anticipated or actual ultimate commercial success of the endeavor. See

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Note 15, "License and Collaboration Agreements," for a discussion of the Company's arrangements with Baxalta and SymBio.

Basic and Diluted Net Loss Per Share of Common Stock

        Basic net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period, excluding the dilutive effects of stock options and warrants. Diluted net loss per share of common stock is computed by dividing the net loss applicable to common stockholders by the sum of the weighted-average number of shares of Common Stock outstanding during the period plus the potential dilutive effects of stock options and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of Common Stock for the years ended December 31, 2017 and 2016.

Recent Accounting Pronouncements

        In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09) and has subsequently issued a number of amendments to ASU 2014-09. The new standard, as amended, provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The guidance was effective for interim and annual periods beginning on or after December 15, 2017. Early adoption was permitted but not before December 15, 2016. The Company adopted the new standard effective January 1, 2018 under the modified retrospective method. During the fourth quarter of 2017, the Company substantially completed its assessment of the impact that this new standard will have on its consolidated financial statements. Preliminarily, the Company does not expect the implementation of ASU 2014-09 to have a material quantitative impact on its consolidated financial statements as the timing of revenue recognition under the Company's current license agreements is not expected to significantly change. The finalization of the Company's assessment may result in significant changes to estimates that may materially impact the preliminary estimate of the cumulative effect. The adoption of the new guidance will also result in some additional disclosures.

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

        In March 2016, the FASB issued guidance that addresses the income tax effects of stock-based payments and eliminates the windfall pool concept, as all of the tax effects related to stock-based payments will now be recorded at settlement (or expiration) through the income statement. The new guidance also permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for stock-based payment awards. Forfeitures can be estimated or recognized when they occur. The standard was effective for annual periods beginning after December 15, 2016 and interim periods within that reporting period. Early adoption was permitted in any interim or annual period, with any adjustment reflected as of the beginning of the fiscal year of adoption. The Company adopted the new guidance as of January 1, 2017. The adoption did not have a material impact on the Company's consolidated financial statements and related disclosures.

        In November 2016, the FASB issued guidance requiring that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning in 2018 and should be applied using a retrospective transition method to each period presented. Early adoption is permitted. The Company adopted this guidance effective December 31, 2017. Restricted Cash was $50,000 at December 31 2017, 2016 and 2015. The adoption did not have a material impact on the Company's consolidated financial statements and related disclosures.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Property and Equipment

        Property and equipment and related accumulated depreciation are as follows:

	December 31,
	2017	2016
Laboratory equipment	$1,037,000	$1,037,000
Software	92,000	92,000
Computer and office equipment	354,000	354,000
Leasehold improvements	745,000	745,000

	2,228,000	2,228,000
Less accumulated depreciation	(2,164,000)	(2,076,000)

	$64,000	$152,000

        Depreciation and amortization expense was $88,000 and $96,000 for the years ended December 31, 2017 and 2016, respectively.

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

        Warrants outstanding at December 31, 2016 and 2017, and warrant activity for the year ended December 31, 2017 is as follows:

Description	Classification	Exercise Price	Expiration Date	Balance Decemeber 31, 2016	Warrants Issued	Warrants Exercised	Warrants Expired	Balance December 31, 2017
Non-tradable warrants	Liability	$11.50	July 2021	96,842	—	—	—	96,842
Tradable warrants	Liability	$4.92	July 2021	3,192,022	—	—	—	3,192,022
Non-tradable pre-funded warrants	Equity	$0.01	July 2023	236,907	—	(231,000)	—	5,907

				3,525,771	—	(231,000)	—	3,294,771

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Net Loss Per Share of Common Stock

        The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016
Basic and diluted net loss per share of common stock:
Net loss attributable to Onconova Therapeutics, Inc	$(24,092,000)	$(19,667,000)

Weighted average shares of common stock outstanding	9,000,326	4,426,639

Net loss per share of common stock—basic and diluted	$(2.68)	$(4.44)

        The following potentially dilutive securities outstanding at December 31, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	December 31,
	2017	2016
Warrants	3,294,771	3,525,771
Stock options	894,996	746,353

	4,189,767	4,272,124

6. Revenue

        The Company recognized revenue under its funding, license and collaboration agreements with Baxalta and SymBio as follows:

	Year ended December 31,
	2017	2016
Baxalta	$—	$4,999,000
SymBio	787,000	547,000

	$787,000	$5,546,000

        See Note 14, "Research Agreements," and Note 15, "License and Collaboration Agreements," for a further discussion of the agreements with Baxalta and SymBio.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Balance Sheet Detail

        Prepaid expenses and other current assets are as follows:

	December 31,
	2017	2016
Research and development	$514,000	$1,075,000
Manufacturing	48,000	90,000
Insurance	181,000	350,000
Other	77,000	73,000

	$820,000	$1,588,000

        Accrued expenses and other current liabilities are as follows:

	December 31,
	2017	2016
Research and development	$1,912,000	$2,376,000
Employee compensation	1,258,000	1,573,000
Professional fees	165,000	235,000
Other	—	198,000

	$3,335,000	$4,382,000

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

share. After the one-year anniversary of issuance, the Company may redeem the Tradable Warrants for $0.001 per Tradable Warrant if the volume weighted average price of its Common Stock is above $12.30 for each of 10 consecutive trading days (see Note 18). The Company has classified the Tradable Warrants as a liability (see Note 4). The Tradable Warrants have been listed on the NASDAQ Capital Market since issuance and the Company regularly monitors the trading activity. During the period from issuance on July 29, 2016 through March 31, 2017 the Company determined that trading volume was insufficient to use the NASDAQ Capital Market value to determine the fair value of the warrant liability. The fair value was estimated using the Black-Scholes pricing model. During the quarter ended June 30, 2017, the Company determined that an active and orderly market for the Tradable Warrants had developed and that the NASDAQ Capital Market price was the best indicator of fair value of the warrant liability. Consequently, the Company changed its valuation technique from the Black-Scholes pricing model to the quoted market price, effective April 1, 2017. The change in valuation technique resulted in a reclassification of the liability within the valuation hierarchy form Level 3 to Level 1. The quoted market price was also used to determine the fair value at December 31, 2017.

        The Company estimated the fair value of the non-tradable warrant liability at December 31, 2017, using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.09%
Expected volatility	75.47%
Expected term	3.53 years
Expected dividend yield	0%

        Expected volatility is based on the historical volatility of the Company's common stock since its IPO in July 2013.

        The following fair value hierarchy table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	Fair Value Measurement as of:
	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance
Tradable warrants liability	$1,755,000	$—	$—	$1,755,000	$—	$—	$3,338,000	$3,338,000
Non-tradable warrants liability	—	—	18,000	18,000	—	—	63,000	63,000

Total	$1,755,000	$—	$18,000	$1,773,000	$—	$—	$3,401,000	$3,401,000

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Fair Value Measurements (Continued)

        The following table presents a reconciliation of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016:

Warrant Liability
Balance at December 31, 2015	$—
Issuance of warrants	7,389,000

Change in fair value upon re-measurement	(3,988,000)

Balance at December 31, 2016	$3,401,000

Reclassification of tradable warrants to Level 1	$(4,857,000)
Change in fair value upon re-measurement	1,474,000

Balance at December 31, 2017	$18,000

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

        Income taxes have been based on the following income (loss) before income tax expense:

	December 31,
	2017	2016
Domestic	$(24,131,000)	$(19,738,000)
Foreign	52,000	85,000

	$(24,079,000)	$(19,653,000)

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

        The provision for income taxes consists of the following:

	December 31,
	2017	2016
Current
US Federal	$—	$—
State and Local	—	—
Foreign	13,000	14,000

Total Current	$13,000	$14,000

Deferred
US Federal	$—	$—
State and Local	—	—
Foreign	—	—

Total Deferred	$—	$—

Total Expense (Benefit)	$13,000	$14,000

        As of December 31, 2017, the Company had federal net operating loss ("NOL") carry forwards of $210,529,000, state NOL carry forwards of $169,672,000 and research and development tax credit carry forwards of $79,725,000, which are available to reduce future taxable income. The federal NOL and tax credit carry forwards will begin to expire at various dates starting in 2022. The state NOL carry forwards will begin to expire at various dates starting in 2025. The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

        The Company's reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. The Company recognized no material adjustment for unrecognized income tax benefits. Through December 31, 2017, the Company had no unrecognized tax benefits or related interest and penalties accrued.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

        The principal components of the Company's deferred tax assets are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryovers	$57,557,000	$75,829,000
R&D tax credits	79,725,000	71,811,000
Non-qualified stock options	5,355,000	7,413,000
Deferred revenue	1,242,000	2,030,000
Charitable contributions	4,000	6,000
Accrued expenses	407,000	618,000
Fixed assets	85,000	102,000

Deferred tax assets	144,375,000	157,809,000
Less valuation allowance	(144,375,000)	(157,809,000)

Net deferred tax assets	$—	$—

        ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2017 and 2016, respectively. The Company experienced a net change in valuation allowance of $(13,434,000) and $8,738,000 for the years ended December 31, 2017 and 2016, respectively.

        A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	December 31,
	2017	2016
Federal income tax expense at statutory rate	34.0%	34.0%
Permanent items	(8.1)	(5.9)
Effect of Tax Act	(116.9)	—
State income tax, net of federal benefit	5.8	(15.8)
Tax credits	29.3	33.5
Provision to return	—	(1.5)
Change in valuation allowance	55.8	(44.5)
Other	—	0.1

Effective income tax rate	(0.1)%	(0.1)%

        On December 22, 2017, H.R. 1 (also, known as the Tax Cuts and Jobs Act (the "Act")) was signed into law. Among its numerous changes to the Internal Revenue Code, the Act reduces U.S. federal corporate tax rate from 34% to 21% and imposes a one-time transition tax on unrepatriated earnings of foreign subsidiaries. As a result, the Company believes that the most significant impact on its consolidated financial statements will be reduction of approximately $28.1 million for the deferred tax assets related to net operating losses and other assets. Such reduction is offset by changes to the

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

Company's valuation allowance. The one-time mandatory transition tax on accumulated foreign earnings resulted in a provisional amount of income of $115,000 for the Company, which the company is offsetting with its net operating loss.

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

        Further, in July 2013, the Company's board of directors and stockholders approved the 2013 Equity Compensation Plan (the "2013 Plan"), which amended, restated and renamed the 2007 Plan. Under the 2013 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, deferred share awards, performance awards and other equity-based awards to employees, directors and consultants. The Company initially reserved 610,783 shares of Common Stock for issuance, subject to adjustment as set forth in the 2013 Plan. The 2013 Plan includes an evergreen provision, pursuant to which the maximum aggregate number of shares that may be issued under the 2013 Plan is increased on the first day of each fiscal year by the lesser of (a) a number of shares equal to four percent (4%) of the issued and outstanding Common Stock of the Company, without duplication, (b) 200,000 shares and (c) such lesser number as determined by the Company's board of directors, subject to specified limitations. At December 31, 2017, there were 57,632 shares available for future issuance.

        Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company's statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company's inception. The Company recognized stock-based compensation expense as follows for years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016
General and administrative	$975,000	$1,887,000
Research and development	735,000	2,042,000

	$1,710,000	$3,929,000

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

        A summary of stock option activity for the year ended December 31, 2017 is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2016	6,275	746,353	$53.50	7.70	$0
Authorized	200,000	—
Granted	(198,811)	198,811	$2.57
Exercised	—	—	$—
Forfeitures	50,168	(50,168)	$85.25

Balance, December 31, 2017	57,632	894,996	$40.41	7.38	$0

Vested or expected to vest, December 31, 2017		882,972	$57.02	6.72	$0

Exercisable at December 31, 2017		604,555	$57.02	6.72	$0

        The intrinsic value of options exercised during the years ended December 31, 2017 and 2016 was $0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the closing price.

        Information with respect to stock options outstanding and exercisable at December 31, 2017 is as follows:

Exercise Price	Shares	Exercisable
$1.51 - $6.50	488,818	233,957
$14.80 - $15.00	37,375	25,326
$23.20 - $39.80	99,029	79,180
$43.40 - $75.30	91,345	87,706
$132.80 - $151.20	173,079	173,036
$277.10 - $291.40	5,350	5,350

	894,996	604,555

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

        As of December 31, 2017, there was $1,065,000 of unrecognized compensation expense related to the unvested stock options issued from April 24, 2013 through December 31, 2017, which is expected to be recognized over a weighted-average period of approximately 1.72 years.

        The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

	Year ended December 31, 2017
	2017	2016
Risk-free interest rate	2.09%	1.49%
Expected volatility	79.02%	78.7%
Expected term	5.98 years	5.68 years
Expected dividend yield	0%	0%
Weighted average grant date fair value	$1.76	$3.75

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

  •
  Estimated forfeiture rate: The Company's estimated annual forfeiture rate on stock option grants was 4.14% in 2017 and 2016, based on the historical forfeiture experience.

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

        On April 23, 2013, the Company distributed a notification letter to all equity award holders under the Company's 2007 Equity Compensation Plan (the "2007 Plan") advising them that Purchase Transactions would no longer occur, unless, at the time of a Purchase Transaction, the option holder has held the Common Stock issued upon exercise of options for a period of greater than six months prior to selling such Common Stock to the Significant Holder and that any such sale to the Significant Holder would be at the fair value of the Common Stock on the date of such sale. Based on these new criteria for Purchase Transactions, the Company remeasured options outstanding under the 2007 Plan as of April 23, 2013 to their intrinsic value and reclassified such options from liabilities to stockholders' deficit within the Company's consolidated balance sheets, which amounted to $14,482,000. As of December 31, 2017, there was no unrecognized compensation expense related to these awards.

11. Employee Benefit Plan

        In October 2007, the Company established a 401(k) Retirement Savings Plan. Employees are eligible to participate in the plan as soon as they join the Company if they are at least 21 years of age and work a minimum of 1,000 hours per year. The Company matches $0.75 for every dollar of the first 6% of payroll that employees invest, up to the legal limit. Employer contributions vest immediately. For the years ended December 31, 2017 and 2016, the Company contributed $124,000 and $146,000, respectively.

12. Commitments and Contingencies

Operating leases

        In January 2007, the Company entered into a lease for 8,100 square feet of office and lab space in Newtown, Pennsylvania, and in October 2009, the Company and the landlord amended the lease to add three additional one-year options to extend the lease term. In November 2013 the Company renewed the lease for the period April 1, 2014 to March 31, 2015, for rent of $11,000 per month. In December 2014 the Company renewed the lease for the period April 1, 2015 to March 31, 2016, for rent of $11,500 per month. In November 2015 the Company renewed the lease for the period April 1, 2016 to March 31, 2017, for rent of $11,900 per month. In September 2012, the Company sub-leased an additional 1,356 square feet of office space. The lease was renewed through February 28, 2017 for rent of $1,600 per month. In February 2017, the Company combined the leases and renewed the lease for the combined space for the period March 1, 2017 to February 28, 2018, for rent of $13,800 per month. The Company renewed the lease for the combined space for the period March 1, 2018 to February 28, 2019, for rent of $14,200 per month.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingencies (Continued)

        Future minimum lease payments under these non-cancellable leases having terms in excess of one year as of December 31, 2017 are as follows:

December 31, 2017
2018	$170,000
2019	28,000

Total minimum lease payments	$198,000

        Net rent expense was $152,000 and $191,000 for the years ended December 31, 2017 and 2016, respectively.

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

        As a result of the workforce reductions, the Company recorded one-time severance-related charges totaling approximately $3.0 million, which included non-cash charges of approximately $1.4 million related to the accelerated vesting of the outstanding stock options for certain of the affected employees during the year ended December 31, 2016.

14. Research Agreements

        The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University ("Temple"), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through December 31, 2017 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Research Agreements (Continued)

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

        Among other things, the Baxalta agreement contemplated development of rigosertib IV in higher-risk MDS patients, through the Company's ONTIME trial and, potentially, additional Phase 3 clinical trials. The ONTIME trial did not achieve its primary endpoint and the Company is continuing the development of rigosertib IV in higher-risk MDS patients through its INSPIRE trial. In accordance with the agreement, the Company elected to have Baxalta fund fifty percent of the costs of the INSPIRE trial, up to $15.0 million. The Company recorded revenue of $4,999,000 during the year ended December 31, 2016, related to Baxalta's funding of the INSPIRE trial. The funding from Baxalta terminated effective August 30, 2016. The Company has overall responsibility for the trial, including determination of the trial specifications, selection of third party service providers and payment for all services and materials.

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

        Due to the lack of standalone value for the license, research and development services, and joint committee obligation, the upfront payment is being recognized ratably using the straight line method through December 2027, the expected term of the agreement. The Company recognized revenues under this agreement of $454,000 and $455,000, for the years ended December 31, 2017 and 2016, respectively. In addition, the Company recognized revenues related to the supply agreement with Symbio in the amounts of $333,000 and $92,000 for the years ended December 31, 2017 and 2016, respectively.

16. Preclinical Collaboration

GVK/GBO Agreement

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

        The two preclinical programs sublicensed to GBO have not been developed to clinical stage as initially hoped, and the Company is in discussions with GVK regarding the future of GBO. There was no activity in GBO during the years ended December 31, 2017 and 2016.

HanX Biopharmaceuticals, Inc.

        In December 2017, the Company entered into a license and collaboration agreement with HanX Biopharmaceuticals, Inc. ("HanX"), a company focused on development of novel oncology products, for the further development, registration and commercialization in China of ON 123300. This

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Preclinical Collaboration (Continued)

compound has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. Under the terms of the agreement, the Company will receive an upfront payment, regulatory and commercial milestone payments, as well as royalties on Chinese sales. The key feature of the collaboration is that HanX will provide all funding required for Chinese IND enabling studies performed for Chinese Food and Drug Administration IND approval. The Company and HanX also intend for these studies to comply with the FDA standards. Accordingly, such studies may be used by the Company for an IND filing with the FDA. The Company and HanX will oversee the IND enabling studies. The Company will maintain global rights outside of China. There was no activity or payments related to this agreement during the year ended December 31, 2017.

17. Related-Party Transactions

        The Company has entered into a research agreement, as subsequently amended, with the Mount Sinai School of Medicine ("Mount Sinai"), with which a member of its board of directors and a significant stockholder is affiliated. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in connection with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions. Payments to Mount Sinai under this research agreement for the years ended December 31, 2017 and 2016 were $351,000 and $548,000, respectively. At December 31, 2017 and 2016, the Company had $526,000 and $175,000 payable to Mount Sinai under this agreement.

        The Company has entered into a consulting agreement with a member of its board of directors, who is also a significant stockholder. The board member provides consulting services to the Company on the terms set forth in the agreement. Payments to this board member under this agreement for the years ended December 31, 2017 and 2016 were $132,000 and $131,000, respectively. At December 31, 2017 and December 31, 2016, the Company had $33,000 and $33,000, respectively, payable under this agreement.

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

        In December 2016, the Company entered into a sales agreement with FBR Capital Markets & Co. ("FBR") to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its Common Stock through FBR. The Shares to be sold under the Sales Agreement, if any, will be issued and sold pursuant to the Company's shelf registration statement on Form S-3 (File No 333-199219), previously filed with the SEC on October 8, 2014 and declared effective by the SEC on November 20, 2014. A prospectus supplement related to the Company's at-the-market equity program was filed with the SEC on December 5, 2016. There were no sales of Common Stock under this program during the year ended December 31, 2016. During the year ended December 31, 2017, sales under the Sales Agreement were 20,499 shares for net proceeds of approximately $64,000. The Sales Agreement was terminated effective April 19, 2017.

        On November 9, 2017, the Company entered into a placement agency agreement with Laidlaw & Company (UK) Ltd. relating to the Company's registered direct offering, issuance and sale to select accredited investors of 920,000 shares of the Company's common stock at a price of $1.50 per share on a best efforts basis. These shares are registered under the Securities Act on the Company's Registration Statement on Form S-3 (File No. 333-199219). The offering closed on November 14, 2017. The net proceeds to the Company from the offering, after deducting Placement Agent fees and other expenses, were approximately $1,082,000. The Company intends to use the net proceeds from this offering to fund the development of its clinical and preclinical programs, for other research and development activities and for general corporate purposes, which may include capital expenditures and funding its working capital needs.

19. Subsequent Events

Securities Offering

        On February 8, 2018, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC ("HCW"), relating to the public offering of 5,707,500 shares of the Company's common stock, pre-funded warrants to purchase an aggregate of 2,942,500 shares of common stock and preferred stock warrants to purchase up to an aggregate of 865,000 shares of the Company's Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"). Each share of common stock or Pre-Funded Warrant, as applicable, was sold together with a Preferred Stock Warrant

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

19. Subsequent Events (Continued)

to purchase a 0.1 share of Series A Preferred Stock at a combined public offering price of $1.01 per share of common stock or $1.00 per Pre-Funded Warrant, as applicable, and accompanying Preferred Stock Warrant.

        The Company also granted HCW a 30-day option to purchase up to 1,297,500 additional shares of Common Stock at a purchase price of $1.00 per share and Preferred Stock Warrants to purchase up to an aggregate of 129,750 shares of Series A Preferred Stock at a purchase price of $0.01 per Preferred Stock Warrant, less the underwriting discounts and commissions. Prior to closing, HCW exercised this option in full to purchase 1,297,500 additional shares of common stock and Preferred Stock Warrants to purchase129,750 shares of Series A convertible preferred stock.

        The offering closed on February 12, 2018. Net proceeds from the offering were approximately $8.7 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the offering to fund the development of its clinical and preclinical programs, for other research and development activities and for general corporate purposes, which may include capital expenditures and funding its working capital needs.

        The Pre-Funded Warrants are exercisable immediately at an exercise price of $0.01 per share, may be exercised until they are exercised in full, and may be exercised on a cashless basis in certain circumstances specified therein.

        The Preferred Stock Warrants are exercisable immediately at an exercise price of $1.01 per 0.1 share of Series A Preferred Stock and will expire on the later of (i) the one-year anniversary of the date on which the Company publicly announces through the filing of a Current Report on Form 8-K that the Charter Amendment (defined below) has been filed with the Secretary of State of the State of Delaware and (ii) the earlier of (A) the one-month anniversary of the date on which the Company publically releases topline results of the INSPIRE Pivotal phase 3 that compare the overall survival (OS) of patients in the rigosertib group vs the Physician's Choice group, in all patients and in a subgroup of patients with IPSS-R very high risk and (B) December 31, 2019. The Preferred Stock Warrants may be exercised on a cashless basis in certain circumstances specified therein.

        Each 0.1 share of Series A Preferred Stock will be convertible into one share of common stock. The Company does not currently have a sufficient number of authorized shares of common stock to cover the shares issuable upon the conversion of Series A Preferred Stock. As a result, before any shares of Series A Preferred Stock can be converted, the Company needs to receive stockholder approval of an amendment (the "Charter Amendment") to its Tenth Amended and Restated Certificate of Incorporation, as amended, to sufficiently increase the authorized shares of common stock to cover the conversion of all outstanding shares of Series A Preferred Stock into common stock. The Company intends to seek such approval at a special meeting of stockholders on March 21, 2018. The Series A Preferred Stock is not convertible until the next business day after the Company files the Charter Amendment with the Secretary of State of the State of Delaware. In addition, a holder of Series A Preferred Stock will be prohibited from converting Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the shares of the Company's shares of common stock then issued and outstanding, which may be increased to 9.99% in certain circumstances. Shares of Series A Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series A Preferred Stock will be required to (i) alter or change adversely the powers,

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

19. Subsequent Events (Continued)

preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, (ii) amend any provision of the Company's certificate of incorporation that would have a materially adverse effect on the rights of the holders of the Series A Preferred Stock, (iii) increase the number of authorized shares of Series A Preferred Stock, or (iv) enter into any agreement with respect to the foregoing. Shares of Series A Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company's board of directors, and will rank (i) on parity with the Company's common stock on an as-converted basis, (ii) senior to any class or series of the Company's capital stock created thereafter specifically ranking by its terms junior to the Series A Preferred Stock, (iii) on parity to any class or series of the Company's capital stock created thereafter specifically, (iv) ranking by its terms on parity with the Series A Preferred Stock; and (v) junior to any class or series of the Company's capital stock created thereafter specifically ranking by its terms senior to the Series A Preferred Stock.

        The exercise price and number of shares of common stock or Series A Preferred Stock issuable upon exercise of the Pre-Funded Warrants or Preferred Stock Warrants, as the case may be, and the conversion price and number of shares of common stock issuable upon the conversion of Series A Preferred Stock, is subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants, Preferred Stock Warrants and the Certificate of Designation of the Series A Preferred Stock, as applicable. The shares of common stock or Pre-Funded Warrants, as applicable, and the accompanying Preferred Stock Warrants could only be purchased together in the offering were issued separately.

        HCW acted as sole book-running manager for the offering, which was a firm commitment underwritten public offering pursuant to a registration statement on Form S-1 (Registration No. 333-222374) that was declared effective by the SEC on February 7, 2018. The offering was made only by means of a prospectus forming a part of the effective registration statement. The Company paid HCW a commission equal to 7.0% of the gross proceeds of the offering, a management fee equal to 1.0% of the gross proceeds of the offering and other expenses. As additional compensation, the Company issued warrants to HCW exercisable for 49,737.5Series A Preferred Stock, which are convertible into 497,375 shares of common stock subject to the terms of the Series A Preferred Stock. These warrants have substantially the same terms as the Preferred Stock Warrants except that the exercise price per share is equal to $1.2625 per 0.1 share of Series A Preferred Stock.

Agreements with Pint

License, Development and Commercialization Agreement

        On March 2, 2018, the Company entered into a License, Development and Commercialization Agreement (the "License Agreement") with Pint International SA (which, together with its affiliate Pint Pharma GmbH, are collectively referred to as "Pint"). Under the terms of the License Agreement, the Company granted Pint an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and commercialize any pharmaceutical product (the "Product") containing rigosertib in all uses of rigosertib or the Product in humans (the "Field") in Latin America countries (the "Territory," including Argentina, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Cuba, Dominican Republic, Ecuador, El Salvador, French Guiana, British Guiana, Suriname, Guatemala, Haiti, Honduras, Mexico, Nicaragua, Panama, Paraguay, Peru, Uruguay

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

19. Subsequent Events (Continued)

and Venezuela). The Company retains the right to develop and commercialize pharmaceutical products containing rigosertib worldwide except for the sale of the Product in the Field in the Territory.

        Pint has agreed to make an upfront equity investment and a subsequent equity investment in the Company's common stock as described under "Securities Purchase Agreement" below. In addition, the Company could receive up to $42.75 million in additional regulatory, development and sales-based milestone payments as well as tiered, double digit royalties based on net aggregate net sales in the Territory. Pint also has agreed to purchase rigosertib and the Product exclusively from the Company in accordance with a supply and quality agreement between the parties.

        Pint may terminate the License Agreement in whole (but not in part) at any time upon 45 days' prior written notice. The License Agreement also contains customary provisions for termination by either party in the event of breach of the License Agreement by the other party, subject to a cure period, or bankruptcy of the other party.

Securities Purchase Agreement

        In connection with the License Agreement, on March 2, 2018, the Company and Pint also entered into a Securities Purchase Agreement (the "Securities Purchase Agreement"), under which Pint has agreed to make an upfront equity investment. Closing of the upfront equity investment (the "Initial Closing") will be the later of April 1, 2018 and the date on which the Company files its charter amendment to increase its authorized shares of common stock with the Delaware Secretary of State. Pursuant to these terms, Pint will purchase shares at a premium to the average of the volume weighted average price of common stock for the ten consecutive trading days ended March 2, 2018 at the Initial Closing. In the event that the Initial Closing does not occur by May 1, 2018, Pint will pay the Company the share purchase premium (the "Initial Closing Premium"), and the Company will sell to Pint shares of common stock when the Company has sufficient authorized shares on or before December 31, 2018. If the Initial Closing does not occur and by the close of business on December 31, 2018, the Company has not filed the charter amendment with the Secretary of State of the State of Delaware, the Securities Purchase Agreement will terminate. So long as Pint has paid the Initial Closing Premium, the License Agreement will not terminate due to Pint's failure to purchase shares in the upfront equity investment.

        In addition, when the FDA approves a New Drug Application (the "NDA") for the Product, Pint will reimburse the Company for certain research and development expenses. Half of the reimbursement amount will be paid in cash, the other half of the amount will be by an equity investment at a premium to the average of the volume weighted average price of common stock for the ten consecutive trading days ended on the day the FDA approves the NDA. In the event the Securities Purchase Agreement is terminated due to nonoccurrence of the Initial Closing, and the Company not filing the charter amendment by December 31, 2018 as described above, Pint will instead pay the Company a share purchase premium(the "Securities Purchase Half Premium"), based on the average of the daily volume weighted average price of common stock for ten consecutive trading days ending on the date the NDA is approved by the FDA, multiplied by the Securities Purchase Half Number of Shares, subject to certain conditions. So long as Pint has paid the Securities Purchase Half Premium, the License Agreement will not terminate due to Pint's failure to purchase shares in connection with the FDA's approval of the NDA.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

19. Subsequent Events (Continued)

        Pint has agreed that the shares it purchases under the Securities Purchase Agreement will be subject to lock-up restrictions for one year from the date of the Initial Closing or, if Pint pays the Initial Closing Premium, the date of such payment (the "Strategic Lock-Up Period"), and certain additional lock-up provisions as applicable.

        Pint is entitled to registration rights if it holds Registrable Securities (as defined in the Securities Purchase Agreement) upon the expiration of the Strategic Lock-Up Period, and the Company has agreed to use its reasonable best efforts to register such Registrable Securities on a registration statement on Form S-3 (or another appropriate form of registration statement if the Company is not eligible to use Form S-3), to cause such registration statement be declared effective by the Securities and Exchange Commission, and to maintain the effectiveness of such registration statement until Pint no longer holds any Registrable Securities.

        Until Pint no longer holds any Registrable Securities, Pint also has the right to participate in any equity issuance by the Company in a private placement to institutional investors which includes at least one institutional investor that is not an affiliate of the Company. Subject to certain notice requirements, if Pint decides to participate, the Company will allow Pint to participate up to Pint's pro rata share of beneficial ownership of the Company's outstanding common stock on the same terms, conditions and price as with other investors.

Special Meeting of Stockholders on March 21, 2018

        On February 28, 2018, The Company filed with the Securities and Exchange Commission a definitive proxy statement on Schedule 14A relating to the Special Meeting of Stockholders the Company intends to hold on March 21, 2018 to seek stockholders' approval of an amendment to the Company's Tenth Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of capital stock from 30,000,000 shares to 105,000,000 shares in order to increase the number of authorized shares of common stock from 25,000,000 shares to 100,000,000 shares.

Warrant Liability

        Subsequent to December 31, 2017 there was a decrease in the fair value of the warrant liability calculated using the NASDAQ Capital Market quoted price. The fair value at December 31, 2017 was $1,773,000. The estimated fair value at March 16, 2018 is approximately $1,007,000. The estimated decrease in the warrant liability would decrease the Company's net loss by approximately $766,000.