Form 10-K/A
period 2017-12-31
Onconova Therapeutics, Inc.
filed 2018-04-25
CIK 1130598

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Registrant's telephone number, including area code: (267) 759-3680

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)
None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging Growth Company ☒

          If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐    No ☒

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

          There were 18,946,163 shares of Common Stock outstanding as of March 1, 2018.

ONCONOVA THERAPEUTICS, INC.
FORM 10-K/A
For Fiscal Year Ended December 31, 2017

i

EXPLANATORY NOTE

        Onconova Therapeutics, Inc., sometimes referred to as "we", "our", or the "Company" is filing this Amendment No. 1 on Form 10-K/A, or this Amendment, to its Annual Report on Form 10-K for the year ended December 31, 2017, originally filed on March 16, 2018, or the Original Report, for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after the our fiscal year-end. We are filing this Amendment to provide information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

        In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, Part III, Items 10 through 14 of the Original Report are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Report is hereby amended and restated in its entirety, with the only changes being the addition of the new certifications by our principal executive officer and principal financial officer filed herewith. This Amendment does not amend or otherwise update any other information in the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the Securities and Exchange Commission subsequent to the Original Report.

ii

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        All of our directors bring to our board of directors executive leadership experience from their service as executives and/or directors of our Company and/or other entities. The biography of each of the nominees below contains information regarding the person's business experience, director positions held currently or at any time during the last five years, and the experiences, qualifications, attributes and skills that caused the nominating and corporate governance committee and our board of directors to determine that the person should serve as a director, given our business and structure.

Name	Age	Position(s) with Onconova Therapeutics, Inc.	Served as Director From
Henry S. Bienen, Ph.D.	78	Director	2009
Jerome E. Groopman, M.D.	66	Director	2013
Michael B. Hoffman	67	Chairman of the Board of Directors	2002
Ramesh Kumar, Ph.D.	62	Director, President and Chief Executive Officer	1998
Viren Mehta	68	Director	2004
James J. Marino	68	Director	2015
E. Premkumar Reddy, Ph.D.	74	Director	1999
Jack E. Stover	65	Director	2016

        Henry S. Bienen, Ph.D.    Dr. Bienen has served as a member of our board of directors since May 2009. He currently serves as the chairman of Rasmussen College, has served as the president emeritus of Northwestern University since August 2009 and served as the president of Northwestern University from 1995 to 2009. Dr. Bienen was the James S. McDonnell Distinguished University Professor and Dean of the Woodrow Wilson School of Public and International Affairs at Princeton University prior to his appointment at Northwestern. Dr. Bienen began his association with Princeton University in 1966, advancing from assistant professor to professor of politics and international affairs, and was then appointed the William Stewart Tod Professor of Politics and International Affairs in 1981 and the James S. McDonnell Distinguished University Professor in 1985. Dr. Bienen has served as a director of the Grosvenor Registered Multi Strategy Fund (TI 1), LLC, the Grosvenor Registered Multi Strategy Fund (TI 2), LLC, the Grosvenor Registered Multi Strategy Fund (TE), LLC and the Grosvenor Registered Multi Strategy Master Fund, LLC since April 2011. Dr. Bienen serves on the board of directors of Ryan Specialty Group and is also a member of its compensation committee and previously served on the boards of directors of The Bear Stearns Companies Inc., until its purchase by JP Morgan Chase & Co. in 2008, SPSS Inc. from 2007 until 2009, when the company was sold to IBM Corporation, and Gleacher & Company, a publicly held investment banking firm, from May 2010 to April 2013. Dr. Bienen also currently chairs the advisory board of The Vistria Group, a private equity firm, and served on the Chicago Board of Education.

        Dr. Bienen received his Bachelor's Degree with honors from Cornell University and both his Master's Degree and Ph.D., from the University of Chicago. Dr. Bienen is currently President of the Poetry Foundation.

        Our board of directors believes Dr. Bienen's perspective and extensive experience as a director of a public company and familiarity with public company governance, as well as his educational background, provide him with the qualifications and skills to serve as a director.

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

        Michael B. Hoffman.    Mr. Hoffman has served as Chairman of the board of directors since 2006 and as a member of our board of directors since December 2002. Since 2003, Mr. Hoffman has been a partner of Riverstone Holdings LLC, or Riverstone, where he is principally responsible for investments in power and renewable energy. Before joining Riverstone, Mr. Hoffman was senior managing director and head of the mergers and acquisitions advisory business of The Blackstone Group L.P., or Blackstone, where he also served on the firm's principal group investment committee as well as its executive committee. Prior to joining Blackstone, Mr. Hoffman was managing director and co-head of the mergers and acquisitions department at Smith Barney, Harris Upham & Co. Mr. Hoffman currently serves as a director of Pattern Energy, Inc., Talen Energy Corporation, and the general partner of Enviva Partners. Mr. Hoffman also serves on the board of directors of QR Pharma, Inc., a private specialty pharmaceutical company founded to develop novel treatments for Alzheimer's Disease, Parkinson's disease and other neurodegenerative disorders, Curative Biotherapeutics, Inc. and various private companies sponsored by Riverstone. His non-profit board affiliations include Rockefeller University. Mr. Hoffman received his Bachelor's and Master's Degrees from Northwestern University and his M.B.A. from the Harvard Business School.

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

        James J. Marino.    Mr. Marino has served as a member of our board of directors since July 2015. Prior to July 2015, Mr. Marino was a Partner at the global law firm of Dechert LLP for 28 years, where he served as Managing Partner of the Princeton Office. Mr. Marino served as the outside counsel for Onconova from its inception through and including its initial public offering. On March 8, 2017, Mr. Marino was appointed to the board of directors and as chairperson of the compensation committee of Celldex Therapeutics, Inc., a public company which is developing targeted therapeutics to address devastating diseases for which available treatments are inadequate. Previously, he served on the board of directors of Pharmacopeia Drug Discovery, Inc. from 2000 to 2006 and has worked in advisory capacities and on the boards of multiple non-profit organizations, including Robert Wood Johnson University Hospital. He currently serves on the Board of Trustees of Wake Forest University and Wake Forest University Baptist Medical Center. Mr. Marino received his B.A., J.D. and MBA from Rutgers University.

        Our board of directors believes that Mr. Marino's perspective and prior experience advising Onconova and numerous other leading life science companies in connection with financings, acquisitions and strategic alliances, provide him with the qualifications and skills to serve as a director.

        Viren Mehta.    Dr. Mehta has served as a member of our board of directors since February 2004. Dr. Mehta has been a managing member of Mehta Partners since 1997. Mehta Partners provides strategic advisory services to the biotechnology and pharmaceutical companies worldwide. Prior to founding Mehta Partners, Dr. Mehta co-founded Mehta and Isaly in 1989, and prior to that was a part of the strategic planning team of the International Division at Merck & Co. Dr. Mehta earned a Doctor of Pharmacy at the University of Southern California, and an M.B.A. from the Anderson School of Business at the University of California, Los Angeles. His non-profit board affiliations include Project Hope and the Venice Family Clinic.

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

        Jack E. Stover.    From May 2012 through May 2013, we engaged Mr. Stover, through JE Stover Consulting, LLC, to assist us in preparing for our initial public offering. Since December 2015, Mr. Stover has served as Interim President and CEO of Interpace Diagnostics Group, Inc., formerly known as "PDI, Inc.", and has served on their board of directors since August 2005. He was the chair of PDI's audit committee from August 2005 until December 2015. Mr. Stover has been Chief Executive Officer of Zebec Therapeutics LLC ("Zebec") since April 2014. Zebec is the successor to Quadrant Pharmaceuticals LLC, which Mr. Stover co-founded and was President and Director of from September 2013. From June 2016 to December 2016, Mr. Stover was chairman of the audit committee and a member of the board of directors of Viatar CTC Solutions, Inc. From 2009 to February 2012, Mr. Stover served as the executive chairman of Targeted Nano Therapeutics LLC, a privately held biotechnology company focused on targeted delivery of peptides and proteins. Mr. Stover was also chairman of the audit committee and a member of the board of directors of Arbios Systems Inc. from 2005 to 2008 and a member of the board of directors of Influmedix, Inc. from 2010 to 2011. From 2004 to 2008, he served as chief executive officer, president and director of Antares Pharma, Inc., a publicly held specialty pharmaceutical company then listed on the American Stock Exchange. Prior to that, Mr. Stover was executive vice president and chief financial officer of Sicor, Inc., a publicly held company which manufactured and marketed injectable pharmaceutical products, and which was acquired by Teva Pharmaceutical Industries. Prior to that, Mr. Stover was executive vice president and director of a proprietary women's pharmaceutical company, Gynetics, Inc. ("Gynetics"), and before Gynetics, he was senior vice president and director of B. Braun Medical, Inc., a private global medical device and pharmaceutical company. For more than five years prior to that, Mr. Stover was a partner with PricewaterhouseCoopers (then Coopers and Lybrand), working in the bioscience industry division in New Jersey. Mr. Stover received his B.A. in Accounting from Lehigh University and is a Certified Public Accountant.

        Our board of directors believes that Mr. Stover's experience holding senior leadership positions in the life sciences industry, his specific experience and skills in the areas of general operations, and financial operations and administration, and his extensive experience in accounting and as an audit committee member and chair of various public companies in the life sciences industry, provide him with the qualifications and skills to serve as a director.

Executive Officers

        The following table sets forth certain information regarding our executive officers who are not also directors.

Name	Age	Position(s) with Onconova Therapeutics, Inc.
Steven M. Fruchtman, M.D.	67	Chief Medical Officer, and Senior Vice President, Research and Development
Manoj Maniar, Ph.D.	55	Senior Vice President, Product Development
Mark P. Guerin	49	Chief Financial Officer

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

        Mark P. Guerin    Mr. Guerin has served as our Chief Financial Officer since September 1, 2016. Previously he served as Vice President—Financial Planning & Accounting, and Chief Accounting Officer since May 2014, and as Vice President—Financial Planning & Accounting from September 2013 to May 2014. He has also served as our principal financial officer since February 12, 2016. Between January 2012 and September 2013, Mr. Guerin was self-employed as a financial and accounting consultant. For more than six years, through December 2011, Mr. Guerin was employed by CardioKine, Inc. and served as Chief Financial Officer from mid-2009 through December 2011. Mr. Guerin received his B.A. in Accounting from DeSales University.

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

Corporate Governance

Board Composition

        Our board of directors currently consists of eight members. Our board of directors has undertaken a review of the independence of our directors and has determined that all directors except Ramesh Kumar, Ph.D. and E. Premkumar Reddy, Ph.D. are independent within the meaning of Section 5605(a)(2) of the NASDAQ Stock Market listing rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our Tenth Amended and Restated Certificate of Incorporation, as amended, provides that our board of directors will consist of not less than three nor more than 11 directors, as such number of directors may from time to time be fixed by our board of directors. Each director shall be elected to the board to hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified.

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

Board Committees

        Our board of directors has established three standing committees: the audit committee, the compensation committee and the nominating and corporate governance committee. The current members of our audit committee are Henry S. Bienen, Ph.D., James J. Marino, Viren Mehta and Jack E. Stover, with Jack E. Stover serving as chairperson. The current members of our compensation committee are Michael B. Hoffman, James J. Marino and Jack E. Stover, with Michael B. Hoffman serving as chairperson. The current members of our nominating and corporate governance committee are Michael B. Hoffman, Viren Mehta and Jerome E. Groopman, M.D., with Viren Mehta serving as chairperson.

        Our board of directors has determined that Henry S. Bienen, Ph.D., James J. Marino, Viren Mehta and Jack E. Stover meet the additional test for independence for audit committee members imposed by Securities and Exchange Commission ("SEC") regulations and Section 5605(c)(2)(A) of the NASDAQ Stock Market listing rules and that Michael B. Hoffman, Henry S. Bienen, Ph.D, James J. Marino and Jack E. Stover meet the additional test for independence for compensation committee members imposed by Section 5605(d)(2)(A) of the NASDAQ Stock Market listing rules.

Audit Committee

        The primary purpose of our audit committee is to assist the board of directors in the oversight of the integrity of our accounting and financial reporting process, the audits of our consolidated financial statements, and our compliance with legal and regulatory requirements. Our audit committee met four times during fiscal 2017. The functions of our audit committee include, among other things:

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

  •
  periodically reviewing and discussing with management the effectiveness and adequacy of our system of internal controls;

  •
  in consultation with management and the independent auditors, reviewing the integrity of our financial reporting process and adequacy of disclosure controls;

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

        The financial literacy requirements of the SEC require that each member of our audit committee be able to read and understand fundamental financial statements. In addition, at least one member of our audit committee must qualify as an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act, and have financial sophistication in accordance with the NASDAQ Stock Market listing rules. Our board of directors has determined that Jack E. Stover qualifies as an audit committee financial expert.

        Both our independent registered public accounting firm and management periodically will meet privately with our audit committee.

        The board of directors has adopted a charter for the audit committee, which is available in the corporate governance section of our website at http://www.onconova.com.

Compensation Committee

        The primary purpose of our compensation committee is to assist our board of directors in exercising its responsibilities relating to compensation of our executive officers and employees and to administer our equity compensation and other benefit plans. In carrying out these responsibilities, this committee reviews all components of executive officer and employee compensation for consistency with its compensation philosophy, as in effect from time to time. Our compensation committee met five times during fiscal 2017. The functions of our compensation committee include, among other things:

  •
  designing and implementing competitive compensation, retention and severance policies to attract and retain key personnel;

  •
  reviewing and formulating policy and determining the compensation of our Chief Executive Officer, our other executive officers and employees;

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

  •
  if required from time to time, preparing the analysis or reports on executive officer compensation required to be included in our annual proxy statement;

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

Nominating and Corporate Governance Committee

        The primary purpose of our nominating and corporate governance committee is to assist our board of directors in promoting the best interest of our company and our stockholders through the implementation of sound corporate governance principles and practices. Our nominating and corporate governance committee met one time during fiscal 2017. The functions of our nominating and corporate governance committee include, among other things:

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

Meetings of the Board of Directors

        The board of directors held six meetings during fiscal 2017. During fiscal 2017, each director attended at least 75 percent of the aggregate of the total number of meetings of the board of directors and the committees on which such director served.

        Directors are encouraged, but not required, to attend the annual meeting of stockholders. All of our directors attended the 2017 Annual Meeting of Stockholders.

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

    President
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

Section 16(a) Beneficial Ownership Reporting Compliance

        Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our executive officers, directors and beneficial owners of more than ten percent of our common stock are required to file with the SEC reports of holdings of and transactions in our securities. Copies of such reports are required to be furnished to us. Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that all required reports were filed in fiscal 2017 in a timely manner.

ITEM 11.    EXECUTIVE COMPENSATION.

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

2017 Summary Compensation Table

        The following table sets forth information for the fiscal years ended December 31, 2017 and 2016 concerning compensation of our principal executive officer and the two most highly compensated executive officers during 2017. We refer to these three executive officers as our "named executive officers."

Name and Principal Position	Year		Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Ramesh Kumar, Ph.D.	2017		538,150	—	81,890	23,581	643,621
President and Chief Executive Officer	2016	(4)	413,172	254,028	177,729	19,707	864,636
Steven M. Fruchtman, M.D.	2017		436,154	—	49,105	19,315	504,574
Chief Medical Officer and Senior Vice President, Research and Development	2016		421,784	142,800	119,283	7,179	691,046
Manoj Maniar, Ph.D.	2017		388,977	—	36,108	14,410	439,495
Senior Vice President, Product Development	2016		371,453	126,186	89,703	11,930	599,272

(1)
Represents discretionary annual bonus amounts paid.

(2)
The entries in the option awards column reflect the grant date fair value of the awards, as calculated for financial statement reporting purposes in accordance with Accounting Standards Codification (ASC) No. 718, Compensation—Stock Compensation. The option values were calculated using the Black-Scholes option pricing model. These amounts do not represent the actual value realized by the named executive officers. See Note 10 of the Notes to Consolidated Financial Statements for the fiscal year ended December 31, 2016 for a discussion of the relevant assumptions used to determine the valuation of our stock options for accounting purposes.

(3)
Includes amounts paid for insurance premiums on behalf of the named executive officer and matching funds paid pursuant to our 401(k) Plan.

(4)
On February 12, 2016, we entered into a letter agreement with Dr. Kumar pursuant to which Dr. Kumar agreed to a voluntary reduction in his base salary, effective January 1, 2016. See "Employment Agreements—Ramesh Kumar, Ph.D." below for more information.

        Upon completion of the financing in February 2018, we paid each of our named executive officers a portion of his bonus for services rendered in 2017. Each total bonus amount was approved by the board of directors. A portion of Dr. Kumar's bonus was paid in options to purchase common stock, with the remainder paid in cash. Dr. Fruchtman's and Dr. Maniar's bonuses were paid in cash.

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

        The employment agreement provided for an initial base salary of $543,375, subject to adjustment upon annual review by our board of directors, and an annual bonus of up to 55% of such base salary, payable upon our achievement of revenue or profit objectives, specific business plan goals or other performance milestones mutually agreed to by Dr. Kumar and our board of directors, provided that Dr. Kumar remain employed by us throughout the performance year. The bonus may be paid in the form of cash, stock options, shares of Common Stock, or a combination thereof, at our compensation committee's discretion. Dr. Kumar may also be entitled to additional compensation in recognition of extraordinary contributions, at the sole discretion of our compensation committee. On February 12, 2016, we entered into a letter agreement with Dr. Kumar pursuant to which Dr. Kumar agreed to a voluntary reduction in his base salary from $543,375 to $407,531, effective as of January 1, 2016. For purposes of severance and other benefits calculated based upon base salary, however, Dr. Kumar's base salary was deemed to remain at $543,375. On December 9, 2016, our board of directors approved the termination of the voluntary salary reduction effective January 1, 2017. Pursuant to this approval, on March 27, 2017, we entered into a letter agreement with Dr. Kumar under which the voluntary salary reduction was terminated effective January 1, 2017.

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

Steven Fruchtman, M.D.

        We entered into an employment agreement with Dr. Fruchtman on July 1, 2015, which supersedes any prior employment agreements. The employment agreement continues indefinitely, unless terminated in accordance with the terms of the agreement.

        The employment agreement provides for an initial base salary of $420,000, subject to adjustment upon annual review, and subject to the compensation committee's sole discretion, an annual bonus, based on the performance of Dr. Fruchtman and the Company, of up to 40% of such base salary. The bonus may be paid in the form of cash, stock options, shares of Common Stock, or a combination thereof, at our compensation committee's discretion.

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

        If Dr. Fruchtman's employment is terminated by us without "cause" or by Dr. Fruchtman for "good reason," other than during a change in control protection period, Dr. Fruchtman will be entitled to receive severance equal to the sum of his current base salary and target bonus for the fiscal year during which his employment ceases. If the termination is during a change in control protection period, Dr. Fruchtman will be entitled to receive severance equal to the sum of his current base salary and target bonus for the fiscal year during which his employment ceases. A change in control protection period is the twelve months following a change in control. The Company will also reimburse Dr. Fruchtman for a portion of his medical insurance costs and all of Dr. Fruchtman's incentive stock options that are unvested as of the date of such termination would fully vest as of the date of termination.

Manoj Maniar, Ph.D.

        We entered into an employment agreement with Dr. Maniar on July 1, 2015, which supersedes any prior employment agreements. The employment agreement continues indefinitely, unless terminated in accordance with the terms of the agreement.

        The employment agreement provides for an initial base salary of $371,135, subject to adjustment upon annual review by our board of directors, and subject to the compensation committee's sole discretion, an annual bonus, based on the performance of Dr. Maniar and the Company, of up to 40% of such base salary. The bonus may be paid in the form of cash, stock options, shares of Common Stock, or a combination thereof, at our compensation committee's discretion.

        Dr. Maniar is entitled to participate in all of our employee benefit plans and programs that are made generally available from time to time to our executive officers and is entitled to vacation benefits. Dr. Maniar's employment agreement contains non-solicitation, non-competition, confidentiality and inventions assignment provisions that, among other things, prevent him from competing with us during the term of his employment and for a specified time thereafter.

        If Dr. Maniar's employment is terminated due to his death, disability, by us for "cause" or by Dr. Maniar without "good reason" during the term of his employment agreement, we will pay to Dr. Maniar or his spouse or estate the balance of his accrued and unpaid salary, unreimbursed expenses, and unused accrued vacation time through the termination date.

        If Dr. Maniar's employment is terminated by us without "cause" or by Dr. Maniar for "good reason," other than during a change in control protection period, Dr. Maniar will be entitled to receive severance equal to nine-twelfths of the sum of his current base salary and target bonus for the fiscal year during which his employment ceases. If the termination is during a change in control protection period, Dr. Maniar will be entitled to receive severance equal to the sum of his current base salary and target bonus for the fiscal year during which his employment ceases. A change in control protection period is the twelve months following a change in control. The Company will also reimburse Dr. Maniar for a portion of his medical insurance costs and all of Dr. Maniar's incentive stock options that are unvested as of the date of such termination would fully vest as of the date of termination.

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

        The following table contains certain information regarding equity awards held by the named executive officers as of December 31, 2017:

Outstanding Equity Awards at 2017 Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Ramesh Kumar	9,376		—	57.60	3/16/2020
	5,251		—	61.30	12/9/2020
	1,033		—	61.30	12/4/2021
	18,754		—	132.80	12/18/2022
	10,500		—	150.00	7/25/2023
	13,500	(1)	—	134.80	12/20/2023
	13,125	(1)	4,375	39.80	12/17/2024
	5,833	(1)	2,917	23.20	4/15/2025
	4,921	(1)	3,829	14.80	9/24/2025
	14,644		—	6.50	1/25/2026
	18,333	(2)	25,667	3.24	9/1/2026
	4,224	(2)	8,449	2.65	12/15/2026
	13,452	(2)	30,575	2.70	1/17/2027
Steven Fruchtman	8,750	(1)	3,250	43.70	1/11/2025
	2,333	(1)	1,167	24.80	4/19/2025
	2,250	(1)	1,750	14.80	9/24/2025
	12,410		—	6.50	1/25/2026
	10,416	(2)	14,584	3.24	9/1/2026
	2,533	(2)	5,066	2.65	12/15/2026
	8,066	(2)	18,335	2.70	1/17/2027
Manoj Maniar	5,625		—	57.60	3/16/2020
	2,625		—	61.30	12/9/2020
	378		—	61.30	12/4/2021
	3,000		—	132.80	12/18/2022
	500		—	150.00	7/25/2023
	4,000	(1)	—	134.80	12/20/2023
	4,500	(1)	1,500	39.80	12/17/2024
	2,666	(1)	1,334	23.20	4/15/2025
	2,250	(1)	1,750	14.80	9/24/2025
	10,340		—	6.50	1/25/2026
	7,083	(2)	9,917	3.24	9/1/2026
	1,862	(2)	3,725	2.65	12/15/2026
	5,931	(2)	13,482	2.70	1/17/2027

(1)
Shares vest in equal monthly installments over four years, 1/48th per month. The first shares vest one month after the date of grant.

(2)
Shares vest in equal monthly installments over three years, 1/36th per month. The first shares vest one month after the date of grant.

Potential Payments Upon Termination of Employment or Change in Control

        As discussed under the caption "—Employment Agreements" above, we have agreements with our named executive officers pursuant to which they will receive severance payments upon certain termination events. The information below describes certain compensation that would be available under our existing plans and arrangements if (i) the named executive officer was terminated as of December 31, 2017 or (ii) if a Change in Control, as defined herein, occurred on December 31, 2017 and the named executive officer's employment had been subsequently terminated on the same date.

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

Director Compensation

        The following table summarizes compensation paid to our non-employee directors in fiscal 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Option Awards ($)(1)(3)	All Other Compensation ($)		Total ($)
Henry S. Bienen, Ph.D.	41,000	1,912	—		42,912
Jerome E. Groopman, M.D.	33,000	1,912	—		34,912
Michael B. Hoffman	68,000	2,549	—		70,549
James J. Marino	41,000	1,912	—		42,912
Viren Mehta	45,000	1,912	—		46,912
E. Premkumar Reddy, Ph.D.	30,000	1,912	132,000	(2)	163,912
Jack E. Stover	56,000	1,912	—		57,912

(1)
Represents the fair value of the shares and options on the date of grant, calculated in accordance with Accounting Standards Codification (ASC) No. 718, Compensation—Stock Compensation (ASC 718).

(2)
Represents consulting fees paid to Dr. Reddy. See "Certain Relationships and Related Person Transactions."

(3)
At December 31, 2017, the aggregate number of outstanding stock option awards held by each non-employee director was: Dr. Bienen—9,275; Dr. Groopman—11,100; Mr. Hoffman—19,951; Mr. Marino—5,490; Dr. Mehta—5,500; Dr. Reddy—7,375; and Mr. Stover—4,500.

        In June 2013, our board of directors approved a non-employee director compensation policy, which became effective for all non-employee directors in July 2013. In December 2016, the board of directors revised the policy to change the number of options board members would receive. In accordance with this policy, each non-employee director receives an annual base retainer of $30,000. In addition, our non-employee directors receive the following cash compensation for board services, as applicable:

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

        In addition, newly appointed non-employee directors receive a one-time initial award of options to purchase 2,000 shares of our common stock, which vests annually over a three-year period subject to the director's continued service on the board of directors. Thereafter, each non-employee director receives an annual award of options to purchase 1,500 shares of our common stock, which vests monthly over a twelve-month period subject to the director's continued service on the board of directors. The chairman of our board of directors additionally receives an annual award of options to purchase 500 shares of our common stock, which vests monthly over a twelve-month period subject to the director's continued service on the board of directors.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

        The following table summarizes the total number of outstanding options and shares available for other future issuances of options under all of our equity compensation plans as of December 31, 2017. All of the outstanding awards listed below were granted under our 2013 Equity Compensation Plan. See "Stock Option and Other Compensation Plans—2013 Equity Compensation Plan" above for a summary of the 2013 Equity Compensation Plan.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by stockholders	894,996	$40.41	57,632
Equity compensation plans not approved by stockholders	—	—	—

        In accordance with the terms of the 2013 Equity Compensation Plan, on January 1, 2018, the maximum aggregate number of shares of Common Stock that may be issued under the plan was automatically increased by 200,000 shares, such that immediately after such increase the number of shares remaining available for future issuance under the plan was 257,632.

 PRINCIPAL STOCKHOLDERS

        The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 31, 2018 by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each of our named executive officers, (c) each of our directors, and (d) all of our executive officers and directors as a group.

        The percentage of Common Stock outstanding is based on 19,426,163 shares of Common Stock outstanding on March 31, 2018. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of Common Stock subject to warrants and options that are currently exercisable or exercisable within sixty days of March 31, 2018 to be outstanding and to be beneficially owned by the person holding the warrants and options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of Common Stock beneficially owned by him, her or it, subject to community property laws, where applicable. Except as otherwise noted below, the street address of each beneficial owner is c/o Onconova Therapeutics, Inc., 375 Pheasant Run, Newtown, PA 18940.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or greater stockholders:
The Michael and Jane Hoffman 2013	1,377,306	7.3%
Descendants Trust(1) 712 Fifth Avenue, 51st Fl. New York, NY 10019
Michael B. Hoffman(2)	1,407,252	7.4%
(Includes The Michael and Jane Hoffman 2013 Descendants Trust) 712 Fifth Avenue, 51st Fl New York, NY 10019
Tyndall Capital Partners, L.P.(3)	1.387.646	12.4%
405 Park Avenue, Suite 1104 New York, NY 10022
683 Capital Partners, LP, 683 Capital Management, LLC, and Ari Zweiman(14)	2,664,934	14.4%
3 Columbus Circle, Suite 2205 New York, NY 10019
Sabby Healthcare Master Fund, Ltd.,	561,163	5.21%
Sabby Volatility Warrant Master Fund, Ltd., Sabby Management, LLC and Hal Mintz(15)
Sabby Healthcare Master Fund, Ltd.
c/o Ogier Fiduciary Services (Cayman) Limited 89 Nexus Way, Camana Bay Grand Cayman KY1-9007 Cayman Islands

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Sabby Volatility Warrant Master Fund, Ltd.
c/o Ogier Fiduciary Services (Cayman) Limited 89 Nexus Way, Camana Bay Grand Cayman KY1-9007 Cayman Islands
Sabby Management, LLC
10 Mountainview Road, Suite 205 Upper Saddle River, New Jersey 07458
Hal Mintz
c/o Sabby Management, LLC 10 Mountainview Road, Suite 205 Upper Saddle River, New Jersey 07458
Armistice Capital, LLC, Armistice Capital Master Fund Ltd., and Steven Boyd(16)	1,607,500	9.0%
Armistice Capital, LLC 510 Madison Avenue, 22nd Floor New York, New York 10022
Armistice Capital Master Fund Ltd.
c/o dms Corporate Services Ltd. 20 Genesis Close P.O. Box 314 Grand Cayman KY1-1104 Cayman Islands
Steven Boyd
c/o Armistice Capital, LLC 510 Madison Avenue, 22nd Floor New York, New York 10022
Other Directors, Director Nominees and Named Executive Officers:
Henry S. Bienen, Ph.D.(5)	27,313	*
Jerome E. Groopman, M.D.(6)	10,860	*
Ramesh Kumar, Ph.D.(7)	292,209	1.6%
Manoj Maniar, Ph.D.(8)	58,820	*
James J. Marino(9)	158,844	*
Steven M. Fruchtman, M.D.(10)	69,500	*
Viren Mehta(11)	19,752	*
E. Premkumar Reddy, Ph.D.(4)	492,707	2.6%
Jack E. Stover(12)	3,060	*
All current executive officers, directors and director nominees as a group (11 persons)(13)	2,586,633	13.3%

*
Represents a beneficial ownership of less than one percent of our outstanding Common Stock.

(1)
Includes 396,633 shares of Common Stock issuable upon the exercise of warrants that are currently exercisable or exercisable within sixty days of March 31, 2018.

(2)
Includes (i) 1,377,306 shares of Common Stock beneficially owned by the Michael and Jane Hoffman 2013 Descendants Trust of which Mr. Hoffman is donor, (ii) 8,453 shares of Common Stock held by the Michael and Jane Hoffman 2013 Descendants Trust (Non-GST Exempt Trust) of which Mr. Hoffman is donor and (iii) 19,617 shares of Common Stock subject to outstanding options that are exercisable within 60 days of February 16, 2018. Mr. Hoffman has no voting or dispositive power with regard to any of the shares held by the Michael and Jane Hoffman 2013 Descendants Trust and the Michael and Jane Hoffman 2013 Descendants Trust (Non-GST Exempt Trust). A.J. Agarwal and Jane Hoffman, Mr. Hoffman's spouse, as trustees, have voting and dispositive power with regard to the shares held by the Michael and Jane Hoffman 2013 Descendants Trust and the Michael and Jane Hoffman 2013 Descendants Trust (Non-GST Exempt Trust).

(3)
Based solely on a Schedule 13G/A filed with the SEC on February 14, 2018. The Schedule 13G/A was filed on behalf of Tyndall Capital Partners, L.P. As of December 31, 2017, Tyndall Partners, L.P., a Delaware limited partnership held, 997,022 shares of Common Stock and warrants to purchase 390,624 shares of Common Stock. Tyndall Capital Partners, L.P. is the general partner of Tyndall Partners, L.P. and possesses the sole power to vote and the sole power to direct the disposition of all the shares and warrants. Jeffrey Management, LLC is the general partner of Tyndall Capital Partners, L.P. Jeffrey S. Hallis is the manager of Jeffrey Management, LLC.

(4)
Includes 106,875 shares of Common Stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of February 16, 2018.

(5)
Includes 14,589 shares of Common Stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of February 16, 2018.

(6)
Includes 10,850 shares of Common Stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of February 16, 2018.

(7)
Includes (i) 37,510 shares of Common Stock held by the Ramesh Kumar 2012 Trust and (ii) 189,982 shares of Common Stock subject to outstanding warrants and options that are exercisable within 60 days of February 16, 2018. Dr. Kumar has voting and dispositive power with regard to the shares held by the Ramesh Kumar 2012 Trust.

(8)
Includes 58,770 shares of Common Stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of February 16, 2018.

(9)
Includes 72,523 shares of Common Stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of February 16, 2018.

(10)
Includes 63,124 shares of Common Stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of February 16, 2018.

(11)
Includes (i) 2,844 shares of Common Stock held jointly with Dr. Mehta's spouse, (ii) 806 shares of Common Stock held by Mehta Partners, LLC, (iii) 174 shares of Common Stock held by Mehta Partners, LLC FBO Jean Marie Kiss IRA, (iv) 830 shares of Common Stock held by Viram Foundation and (v) 5,250 shares of Common Stock subject to outstanding options that are exercisable within 60 days of February 16, 2018. Dr. Mehta, as managing member, has voting and dispositive power with regard to the shares held by Mehta Partners, LLC. Dr. Mehta, as trustee, has voting and dispositive power with regard to the shares held by Mehta Partners, LLC FBO Jean Marie Kiss IRA. Dr. Mehta, as trustee has voting and dispositive power with regard to the shares held by Viram Foundation.

(12)
Includes 3,050 shares of Common Stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of February 16, 2018.

(13)
Includes 982,424 shares of Common Stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of February 16, 2018.

(14)
Based solely on a Form 4 (the "683 Capital Form 4") filed with the SEC on February 12, 2018, except that the 14.4% was calculated using the 2,664,934 share reported in the 683 Capital Form 4 divided by 18,526,163 shares of Common Stock outstanding on March 31, 2018. The 683 Capital Form 4 was filed jointly by 683 Capital Management, LLC ("683 Management"), 683 Capital Partners, LP ("683 Partners") and Ari Zweiman (collectively, the "683 Capital Reporting Persons"). According to the 683 Capital Form 4, each of the 683 Capital Reporting Persons may be deemed to be a member of a Section 13(d) group that collectively owns more than 10% of the Issuer's outstanding shares of Common Stock. Each of the 683 Capital Reporting Persons disclaims beneficial ownership of the securities reported herein except to the extent of his or its pecuniary interest therein. In addition, according to the 683 Capital Form 4, as of February 8, 2018, 2,664,934 shares of Common Stock were held directly by 683 Partners. 683 Management is the investment manager of 683 Partners. Ari Zweiman is the Managing Member of 683 Management. As a result, each of 683 Management and Ari Zweiman may be deemed to beneficially own the securities held by 683 Partners.

(15)
Based solely on a Schedule 13G/A filed with the SEC on January 9, 2018. The Schedule 13G/A was filed by Sabby Healthcare Master Fund, Ltd., Sabby Volatility Master Fund, Ltd. and Sabby Management, LLC. According to the Schedule 13G/A, as of December 31, 2017: (i) Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Master Fund, Ltd. beneficially own 440,300 and 120,863 shares of Common Stock, respectively, representing approximately 4.09% and 1.12% of Common Stock, respectively, and (ii) Sabby Management, LLC and Hal Mintz each beneficially own 561,163 shares of Common Stock, representing approximately 5.21% of Common Stock. Sabby Management, LLC and Hal Mintz do not directly own any shares of Common Stock, but each indirectly owns 561,163 shares of Common Stock. Sabby Management, LLC, a Delaware limited liability company, indirectly owns 561,163 shares of Common Stock because it serves as the investment manager of Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd., Cayman Islands companies. Mr. Mintz indirectly owns 561,163 shares of Common Stock in his capacity as manager of Sabby Management, LLC.

(16)
Based solely on a Schedule 13G filed with the SEC on February 20, 2018. The Schedule 13G was filed by Armistice Capital, LLC, Armistice Capital Master Fund Ltd., and Steven Boyd. According to the Schedule 13G, Armistice Capital, LLC, Armistice Capital Master Fund Ltd. and Steven Boyd each had (i) sole power to vote or direct the vote of 0 share, (ii) shares power to vote or direct the vote of 1,607,500 shares of Common Stock, or 9.0% of outstanding shares of Common Stock, (iii) sole power to dispose or to direct the disposition of 0 share and (iv) shared power to dispose or direct the disposition of 1,607,500 shares of Common Stock, or 9.0% of outstanding shares of Common Stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

        The following is a description of transactions during fiscal 2017, to which we have been a party, in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of total assets, and in which any of our current directors, executive officers or to our knowledge, beneficial owners of more than 5% of our capital stock or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than the employment relationships with our executive officers and the related compensation solely resulting from those employment relationships.

        On May 3, 2010, as subsequently amended, we entered into a research agreement with the Mount Sinai School of Medicine ("Mount Sinai"), with which E. Premkumar Reddy, Ph.D., a member of our board of directors and the beneficial owner of more than 5% of our capital stock, is associated. The research is undertaken by Mount Sinai on our behalf. Mount Sinai, in connection with us, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but we will have an exclusive option to license any inventions. The initial term of the research agreement was one year with options to extend by mutual agreement. The term of the agreement has been extended through July 4, 2018. Payments to Mount Sinai for the year ended December 31, 2017 were $351,000.

        We entered into a consulting agreement with E. Premkumar Reddy, Ph.D., a member of our board of directors and the beneficial owner of more than 5% of our capital stock, effective as of January 1, 2012 for consulting services rendered in addition to his membership on our board of directors. The consulting agreement provided for a term of one year, unless renewed by mutual agreement of the parties. The current term has been extended through December 31, 2018, unless sooner terminated in accordance with the terms of the agreement. The board member provides consulting services to the Company on the terms set forth in the agreement. Payments to this board member for the year ended December 31, 2017 were $132,000.

        See "Item 10. Directors, Executive Officers and Corporate Governance; Corporate Governance, Board Composition" above for a discussion regarding the independence of the members of our board of directors.

ITEM 14.    Principal Accountant Fees and Services.

  Fees of Independent Registered Public Accounting Firm

        The following table summarizes the fees of Ernst & Young LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	Fiscal 20167	Fiscal 2016
Audit Fees(1)	$270,000	$277,000
Audit-Related Fees(2)	213,000	148,000
Tax Fees(3)	—	42,000
Total Fees	$483,000	$467,000

(1)
Audit fees consist of fees for the audits of fiscal 2017 and 2016 and quarterly reviews of our consolidated financial statements and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our consolidated financial statements and which are not reported under "Audit Fees."

(3)
Tax fees for fiscal 2017 and fiscal 2016 include fees for tax advice, tax return preparation assistance and review.

Pre-Approval Policies and Procedures

        Our audit committee's policy is that all audit services and all non-audit services to be provided to us by our independent registered public accounting firm must be approved in advance by the audit committee. The audit committee's approval procedures include the review and approval of engagement letters from our independent registered public accounting firm that document the fees for all audit services and non-audit services, primarily tax advice and tax return preparation and review.

        All audit services and all non-audit services in fiscal 2017 were pre-approved by our audit committee. Our audit committee has determined that the provision of the non-audit services for which these fees were rendered is compatible with maintaining the independent auditor's independence.

 PART IV

ITEM 15.    Exhibits and Financial Statement Schedules.

Financial Statements

        Included in Part II, Item 8 of the Original Report.

Exhibits

        See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 30, 2013).
3.2	Amended and Restated Bylaws of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 30, 2013).
3.3
Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 31, 2016).
3.4	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 8, 2018).
3.5
Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 22, 2018).
4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).
4.2
Eighth Amended and Restated Stockholders' Agreement, effective as of July 27, 2012, by and among Onconova Therapeutics, Inc. and certain stockholders named therein (Incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on July 11, 2013).
4.3
Amendment No. 1 to Eighth Amended and Restated Stockholders' Agreement, effective as of July 9, 2013 (Incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).
4.4
Form of Warrant Certificate issued pursuant to Warrant Agreement, dated as of July 27, 2016, by and between Onconova Therapeutics, Inc. and Wells Fargo Bank, N.A., as Warrant Agent (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2016).
4.5
Warrant Agreement, dated as of July 27, 2016, by and between Onconova Therapeutics, Inc. and Wells Fargo Bank, N.A., as Warrant Agent (Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2016).
4.6	Form of Pre-Funded Warrants issued as of July 27, 2016 (Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2016).
4.7	Form of Underwriter Warrant issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 8, 2018).
4.8	Form of Preferred Stock Warrant issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 8, 2018).
4.9	Form of Pre-Funded Warrant issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on February 8, 2018).

Exhibit Number	Exhibit Description
10.1*	Development and License Agreement, effective as of September 19, 2012, by and between Onconova Therapeutics, Inc. and Baxter Healthcare SA (Incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 2 the Company's Registration Statement on Form S-1 filed on July 18, 2013).
10.2*
License Agreement, effective as of July 5, 2011, by and between Onconova Therapeutics, Inc. and SymBio Pharmaceuticals Limited (Incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 2 the Company's Registration Statement on Form S-1 filed on July 18, 2013).
10.3*
First Amendment to License Agreement, effective as of September 2, 2011, by and between Onconova Therapeutics, Inc. and SymBio Pharmaceuticals Limited (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).
10.4*
License Agreement, effective as of January 1, 1999, by and between Onconova Therapeutics, Inc. and Temple University—Of The Commonwealth System of Higher Education (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).
10.5*
Amendment to License Agreement, effective as of September 1, 2000, by and between Temple University—Of The Commonwealth System of Higher Education and Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).
10.6*
Amendments to Exclusive License Agreement, effective as of March 21, 2013, by and between Temple University—Of The Commonwealth System of Higher Education and Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).
10.7*
Limited Liability Company Agreement of GBO, LLC, dated as of December 12, 2012, by and between Onconova Therapeutics, Inc. and GVK Biosciences Private Limited (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).
10.8+
Onconova Therapeutics, Inc. 2007 Equity Compensation Plan, and forms of agreement thereunder (Incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).
10.9+
Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Ramesh Kumar, Ph.D. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 8, 2015).
10.10+
Letter Agreement, effective as of January 1, 2016, by and between Onconova Therapeutics, Inc. and Ramesh Kumar, Ph.D. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2016).
10.11+
Amended and Restated Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Thomas McKearn, M.D., Ph.D. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 8, 2015).
10.12+
Amended and Restated Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Ajay Bansal. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 8, 2015).
10.13+
Consulting Agreement, effective as of January 1, 2012, by and between Onconova Therapeutics, Inc. and E. Premkumar Reddy, Ph.D., including Consultant Agreement Renewal, dated February 27, 2013 (Incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

Exhibit Number	Exhibit Description
10.14	Form of Indemnification Agreement entered into by and between Onconova Therapeutics, Inc. and each director and executive officer (Incorporated by reference to Exhibit 10.24 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).
10.15+
Onconova Therapeutics, Inc. 2013 Equity Compensation Plan, and forms of agreement thereunder (Incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).
10.16+
Onconova Therapeutics, Inc. 2013 Performance Bonus Plan (Incorporated by reference to Exhibit 10.26 to Pre-Effective Amendment No. 1 the Company's Registration Statement on form S-1 filed on July 11, 2013).
10.17+
Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Dr. Manoj Manair (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 8, 2015).
10.18+
Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Mark Guerin (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2016).
10.19+
Amended and Restated Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Steven M. Fruchtman, M.D. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 13, 2015).
10.20
Purchase Agreement between Onconova Therapeutics, Inc. and Lincoln Park Capital Fund, LLC, dated October 8, 2015 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 8, 2015).
10.21
Dealer-Manager Agreement dated July 7, 2016, between Onconova Therapeutics, Inc. and Maxim Group LLC (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 13, 2016).
10.22
At Market Issuance Sales Agreement, dated December 5, 2016, between Onconova Therapeutics, Inc. and FBR Capital Markets & Co. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 5, 2016).
10.23+
Letter Agreement, effective as of January 1, 2017, by and between Onconova Therapeutics, Inc. and Ramesh Kumar, Ph.D. (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on March 29,2017).
21.1#	Subsidiaries of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on March 16,2018).
23.1#	Consent of Ernst & Young, LLP (Incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K filed on March 16, 2018).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#
Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K filed on March 16, 2018).

Exhibit Number	Exhibit Description
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K filed on March 16, 2018).

+
Indicates management contract or compensatory plan.

*
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

#
Previously filed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 25, 2018	Onconova Therapeutics, Inc.
	By:	/s/ RAMESH KUMAR Ramesh Kumar Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RAMESH KUMAR, PH.D. Ramesh Kumar, Ph.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	April 25, 2018
/s/ MARK GUERIN Mark Guerin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 25, 2018
/s/ MICHAEL B. HOFFMAN Michael B. Hoffman	Chairman, Board of Directors	April 25, 2018
/s/ HENRY S. BIENEN, PH.D. Henry S. Bienen, Ph.D.	Director	April 25, 2018
/s/ JEROME E. GROOPMAN, M.D. Jerome E. Groopman, M.D.	Director	April 25, 2018
/s/ JAMES J. MARINO James J. Marino	Director	April 25, 2018
/s/ VIREN MEHTA Viren Mehta	Director	April 25, 2018
/s/ E. PREMKUMAR REDDY, PH.D. E. Premkumar Reddy, Ph.D.	Director	April 25, 2018
/s/ JACK E. STOVER Jack E. Stover	Director	April 25, 2018