Form 10-Q
period 2018-03-31
Onconova Therapeutics, Inc.
filed 2018-05-15
CIK 1130598

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of May 7, 2018 was 77,607,812.

ONCONOVA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Onconova Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$7,264,000	$4,024,000
Receivables	477,000	59,000
Prepaid expenses and other current assets	814,000	820,000
Total current assets	8,555,000	4,903,000
Property and equipment, net	48,000	64,000
Other non-current assets	12,000	12,000
Total assets	$8,615,000	$4,979,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,034,000	$6,186,000
Accrued expenses and other current liabilities	3,063,000	3,335,000
Deferred revenue	455,000	455,000
Total current liabilities	10,552,000	9,976,000
Warrant liability	961,000	1,773,000
Deferred revenue, non-current	3,977,000	4,091,000
Total liabilities	15,490,000	15,840,000

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value, 5,000,000 authorized at March 31, 2018 and December 31, 2017, none issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 100,000,000 and 25,000,000 authorized at March 31, 2018 and December 31, 2017, 19,426,163 and 10,771,163 shares issued and outstanding at March 31, 2018 and December 31, 2017	194,000	108,000
Additional paid in capital	359,496,000	350,514,000
Accumulated other comprehensive income	11,000	3,000
Accumulated deficit	(367,406,000)	(362,316,000)
Total Onconova Therapeutics, Inc. stockholders’ (deficit) equity	(7,705,000)	(11,691,000)
Non-controlling interest	830,000	830,000
Total stockholders’ (deficit) equity	(6,875,000)	(10,861,000)

Total liabilities and stockholders’ (deficit) equity	$8,615,000	$4,979,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three months ended March 31,
	2018	2017

Revenue	$564,000	$210,000
Operating expenses:
General and administrative	1,889,000	2,116,000
Research and development	4,577,000	4,886,000
Total operating expenses	6,466,000	7,002,000
Loss from operations	(5,902,000)	(6,792,000)

Change in fair value of warrant liability	812,000	(1,549,000)
Net loss	(5,090,000)	(8,341,000)
Net loss attributable to non-controlling interest	—	—
Net loss attributable to Onconova Therapeutics, Inc.	(5,090,000)	(8,341,000)
Net loss per share of common stock, basic and diluted	$(0.34)	$(1.23)
Basic and diluted weighted average shares outstanding	15,138,663	6,771,383

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three months ended March 31,
	2018	2017

Net loss	$(5,090,000)	$(8,341,000)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments, net	8,000	5,000
Other comprehensive income (loss), net of tax	8,000	5,000
Comprehensive loss	(5,082,000)	(8,336,000)
Comprehensive loss attributable to non-controlling interest	—	—
Comprehensive loss attributable to Onconova Therapeutics, Inc.	$(5,082,000)	$(8,336,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statement of Stockholders’ (Deficit) Equity (unaudited)

	Stockholders’ Equity (Deficit)
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive	Non-controlling
	Shares	Amount	Capital	deficit	income (loss)	interest	Total

Balance at December 31, 2017	10,771,163	$108,000	$350,514,000	$(362,316,000)	$3,000	$830,000	$(10,861,000)

Net loss	—	—	—	(5,090,000)	—	—	(5,090,000)
Other comprehensive loss	—	—	—	—	8,000	—	8,000
Exercise of stock options	—	—	—	—	—	—	—
Stock-based compensation	—	—	327,000	—	—	—	327,000
Issuance of common stock and pre-funded warrants, net	7,005,000	70,000	8,655,000	—	—	—	8,725,000
Issuance of common stock upon exercise of warrants	1,650,000	16,000	—	—	—	—	16,000
Issuance of common stock, net	—	—	—	—	—	—	—
Balance at March 31, 2018	19,426,163	$194,000	$359,496,000	$(367,406,000)	$11,000	$830,000	$(6,875,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
	2018	2017
Operating activities:
Net loss	$(5,090,000)	$(8,341,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,000	23,000
Change in fair value of warrant liabilities	(812,000)	1,549,000
Stock compensation expense	278,000	458,000
Changes in assets and liabilities:
Receivables	(418,000)	(95,000)
Prepaid expenses and other current assets	6,000	740,000
Accounts payable	848,000	84,000
Accrued expenses and other current liabilities	(223,000)	(361,000)
Deferred revenue	(114,000)	(113,000)
Net cash used in operating activities	(5,509,000)	(6,056,000)

Investing activities:
Net cash provided by investing activities	—	—

Financing activities:
Proceeds from the sale of common stock and warrants, net of costs	8,725,000	40,000
Proceeds from the exercise of warrants	16,000	—
Net cash provided by financing activities	8,741,000	40,000
Effect of foreign currency translation on cash	8,000	5,000
Net increase (decrease) in cash and cash equivalents	3,240,000	(6,011,000)
Cash and cash equivalents at beginning of period	4,024,000	21,400,000
Cash and cash equivalents at end of period	$7,264,000	$15,389,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

The Company

Onconova Therapeutics, Inc. (the “Company”) was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company’s headquarters are located in Newtown, Pennsylvania. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule product candidates primarily to treat cancer. Using its proprietary chemistry platform, the Company has created an extensive library of targeted anti-cancer agents designed to work against specific cellular pathways that are important to cancer cells. The Company believes that the product candidates in its pipeline have the potential to be efficacious in a variety of cancers. The Company has three clinical-stage product candidates and several preclinical programs. In 2011, the Company entered into a license agreement, as subsequently amended, with SymBio Pharmaceuticals Limited (“SymBio”), which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. On March 2, 2018, the Company entered into a License, Development and Commercialization Agreement with Pint International SA (which, together with its affiliate Pint Pharma GmbH, are collectively referred to as “Pint”).  Under the terms of the agreement, the Company granted Pint an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and commercialize any pharmaceutical product containing rigosertib in all uses of rigosertib in certain Latin America countries. In 2012, the Company entered into a development and license agreement with Baxter Healthcare SA, the predecessor in interest to Baxalta GmbH (together with its affiliates, “Baxalta”), pursuant to which the Company granted an exclusive, royalty-bearing license for the research, development, commercialization and manufacture (in specified instances) of rigosertib in all therapeutic indications in Europe. The Baxalta agreement terminated effective August 30, 2016, at which time the rights the Company licensed to Baxalta reverted to the Company at no cost. The Company has retained development and commercialization rights to rigosertib in the rest of the world, including the United States. During 2012, Onconova Europe GmbH was established as a wholly owned subsidiary of the Company for the purpose of further developing business in Europe. In April 2013, GBO, LLC, a Delaware limited liability company, (“GBO”) was formed pursuant to an agreement with GVK Biosciences Private Limited, a private limited company located in India, (“GVK”) to collaborate and develop two programs using the Company’s technology platform. The two preclinical programs sublicensed to GBO have not been developed to clinical stage as initially hoped, and the Company is in discussions with GVK regarding the future of GBO.

On March 21, 2018, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock par value $0.01 per share from 25,000,000 to 100,000,000.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity

The Company has incurred recurring operating losses since inception. For the three months ended March 31, 2018, the Company incurred a net loss of $5,090,000 and as of March 31, 2018 the Company had generated an accumulated deficit of $367,406,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At March 31, 2018, the Company had cash and cash equivalents of $7,264,000. The Company will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy.

From its inception through July 2013, the Company raised capital through the private issuance of preferred stock. On July 30, 2013, the Company completed its initial public offering (the “IPO”) of 594,167 shares of Common Stock, at a price of $150.00 per share. The Company received net proceeds of $79,811,000 from the sale, net of underwriting discounts and commissions and other estimated offering expenses. Immediately prior to the consummation of the IPO, all outstanding shares of preferred stock automatically converted into shares of Common Stock at the applicable conversion ratio then in effect. From the IPO through December 31, 2016, the Company closed on several offerings which included Common Stock and warrants. Total net proceeds from these offerings was approximately $24.9 million

On April 26, 2017 the Company closed on an underwritten public offering of 2,476,190 shares of Common Stock. On May 17, 2017, the Company sold an additional 363,580 shares as a result of the underwriter’s exercise of its over-allotment option. Net proceeds from these transactions were approximately $5.3 million. (See Note 13)

On November 14, 2017 the Company closed on a registered direct offering to select accredited investors of 920,000 shares of common stock. Net proceeds were approximately $1.1 million. (See Note 13)

On February 12, 2018 the Company closed on an offering of units of common stock and warrants. The Company issued 7,005,000 shares of common stock, pre-funded warrants to purchase 2,942,500 share of common stock, and preferred stock warrants to purchase 1,044,487.5 shares of Series A convertible preferred stock. Each share of Series A convertible preferred stock is convertible into ten shares of common stock. Net proceeds were approximately $8.7 million. (See Note 13)

On May 1, 2018 the Company closed on an offering of units of common stock and warrants. The Company issued 55,411,763 shares of common stock, pre-funded warrants to purchase 12,235,295 shares of common stock, and preferred stock warrants to purchase 1,691,176.450 shares of Series B convertible preferred stock. Each share of Series B convertible preferred stock is convertible into 40 shares of common stock. Net proceeds were approximately $25.6 million. (See Note 13)

The Company has and may continue to delay, scale-back, or eliminate certain of its research and development activities and other aspects of its operations until such time as the Company is successful in securing additional funding. The Company continues to explore various dilutive and non-dilutive sources of funding, including equity financings, strategic alliances, business development and other sources. The future success of the Company is dependent upon its ability to obtain additional funding. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. The Company currently anticipates that current cash and cash equivalents will be sufficient to meet its anticipated cash requirements into the fourth quarter of 2019.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2018, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017, the consolidated statement of stockholders’ (deficit) equity for the three months ended March 31, 2018 and the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2018, the results of its operations for the three months ended March 31, 2018 and 2017, and its cash flows for the three months ended March 31, 2018 and 2017. The financial data and other information disclosed in these notes related to the three months ended March 31, 2018 and 2017 are unaudited. The results for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K filed with the SEC on March 16, 2018.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K filed with the SEC on March 16, 2018. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

Fair Value Measurements

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, accounts payable, and accrued liabilities approximate their respective fair values because of the short-term nature of these accounts. The fair value of the warrant liability is discussed in Note 7, “Fair Value Measurements.”

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), which the Company adopted effective January 1, 2018 using the modified retrospective method. There was no material impact to our financial position and results of operations as a result of the adoption. The Company applies ASC 606 to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. In accordance with ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods and services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract that falls under the scope of ASC 606, determines those that are performance obligations and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company derives revenue from collaboration and licensing agreements and the sale of products associated with material transfer, collaboration and supply agreements.

License, Collaboration and Other Revenues

The Company enters into licensing and collaboration agreements, under which it licenses certain of its product candidates’ rights to third parties.  The Company recognizes revenue related to these agreements in accordance with ASC 606. The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of the licensed product.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligation under each of its agreements, the Company performs the five steps described above. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement of personnel costs, discount rates and probabilities of technical and regulatory success.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Licensing of Intellectual Property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front-fees. The Company evaluates the measure of progress each reporting period, and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments: At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method.  If it is probable that a significant revenue reversal will not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensees, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint and, if necessary, adjusts its estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in their period of adjustment.

Manufacturing supply services. Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered as options. The Company assesses if these options provide material rights to the licensee and if so, they are accounted for as separate performance obligations. If the Company is entitled to additional payments when the customer exercises these options, any additional payments are recorded when the customer obtains control of the goods, which is upon shipment.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some of all of the royalty has been allocated has been satisfied (or partially satisfied).  To date, the Company has not recognized any royalty revenue from its license agreements.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

In March 2016, the FASB issued guidance that addresses the income tax effects of stock-based payments and eliminates the windfall pool concept, as all of the tax effects related to stock-based payments will now be recorded at settlement (or expiration) through the income statement. The new guidance also permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for stock-based payment awards. Forfeitures can be estimated or recognized when they occur. The standard was effective for annual periods beginning after December 15, 2016 and interim periods within that reporting period. Early adoption was permitted in any interim or annual period, with any adjustment reflected as of the beginning of the fiscal year of adoption. The Company adopted the new guidance as of January 1, 2017. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2016, the FASB issued guidance requiring that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning in 2018 and should be applied using a retrospective transition method to each period presented. Early adoption is permitted. The Company adopted this guidance effective December 31, 2017. Restricted Cash was $50,000 at December 31 2017, 2016 and 2015. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

3.  Revenue

The Company’s revenue during the three months ended March 31, 2018 and 2017 was from its license and collaboration agreements with SymBio and HanX (See Note 10).

Deferred revenue is as follows:

Symbio
Upfront Payment

Deferred balance at December 31, 2017	$4,546,000
Recognition to revenue	114,000

Deferred balance at March 31, 2018	$4,432,000

See Note 10, “License and Collaboration Agreements,” for a further discussion of the agreements with SymBio and HanX.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4.  Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at March 31, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive (reflects the number of common shares as if the dilutive securities had been converted to common stock):

	March 31,
	2018	2017
Warrants	15,232,146	3,525,771
Stock options	1,118,849	891,518
	16,350,995	4,417,289

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

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the three months ended March 31, 2018 is as follows:

				Balance				Balance
		Exercise	Expiration	Decemeber 31,	Warrants	Warrants	Warrants	March 31,
Description	Classification	Price	Date	2017	Issued	Exercised	Expired	2018

Non-tradable warrants	Liability	$11.50	July 2021	96,842	—	—	—	96,842
Tradable warrants	Liability	$4.92	July 2021	3,192,022	—	—	—	3,192,022
Non-tradable pre-funded warrants	Equity	$0.01	July 2023	5,907	—	—	—	5,907
Non-tradable warrants	Equity	$0.45	*	—	9,947,500	—	—	9,947,500
Non-tradable warrants	Equity	$1.2625	*	—	497,375	—	—	497,375
Non-tradable warrants	Equity	$0.9400	March 2021	—	75,000	—	—	75,000
Non-tradable warrants	Equity	$1.4100	March 2021	—	125,000	—	—	125,000
Non-tradable pre-funded warrants	Equity	$0.01	none	—	2,942,500	(1,650,000)	—	1,292,500
				3,294,771	13,587,375	(1,650,000)	—	15,232,146

* These preferred stock warrants expire on the earlier of (A) the one-month anniversary of the date on which the Company publically releases topline results of the INSPIRE Pivotal phase 3 that compare the overall survival (OS) of patients in the rigosertib group vs the Physician’s Choice group, in all patients and in a subgroup of patients with IPSS-R very high risk and (B) December 31, 2019. These preferred stock warrants may be exercised on a cashless basis in certain circumstances specified therein.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Detail

Prepaid expenses and other current assets:

	March 31,	December 31,
	2018	2017

Research and development	$394,000	$514,000
Manufacturing	33,000	48,000
Insurance	162,000	181,000
Other	225,000	77,000
	$814,000	$820,000

Property and equipment:

	March 31,	December 31,
	2018	2017

Property and equipment	$2,228,000	$2,228,000
Accumulated depreciation	(2,180,000)	(2,164,000)
	$48,000	$64,000

Accrued expenses and other current liabilities:

	March 31,	December 31,
	2018	2017

Research and development	$1,884,000	$1,912,000
Employee compensation	1,055,000	1,258,000
Professional fees	124,000	165,000
	$3,063,000	$3,335,000

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

On July 29, 2016 the Company closed on a Rights Offering, issuing 3,599,786 shares of Common Stock, 3,192,022 Tradable Warrants and 656,400 Pre-Funded Warrants. The Tradable Warrants are exercisable for a period of five years for one share of Common Stock at an exercise price of $4.92 per share. After the one-year anniversary of issuance, the Company may redeem the Tradable Warrants for $0.001 per Tradable Warrant if the volume weighted average price of its Common Stock is above $12.30 for each of 10 consecutive trading days (see Note 13). The Company has classified the Tradable Warrants as a liability (see Note 5). The Tradable Warrants have been listed on the NASDAQ Capital Market since issuance and the Company regularly monitors the trading activity. During the period from issuance on July 29, 2016 through March 31, 2017 the Company determined that trading volume was insufficient to use the NASDAQ Capital Market value to determine the fair value of the warrant liability. The fair value was estimated using the Black-Scholes pricing model. During the quarter ended June 30, 2017, the Company determined that an active and orderly market for the Tradable Warrants had developed and that the NASDAQ Capital Market price was the best indicator of fair value of the warrant liability. Consequently, the Company changed its valuation technique from the Black-Scholes pricing model to the quoted market price, effective April 1, 2017. The change in valuation technique resulted in a reclassification of the liability within the valuation hierarchy form Level 3 to Level 1. The quoted market price was used to determine the fair value at December 31, 2017 and March 31, 2018.

The Company estimated the fair value of the non-tradable warrant liability at March 31, 2018, using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.39%
Expected volatility	74.07%
Expected term	3.29 years
Expected dividend yield	0%

Expected volatility is based on the historical volatility of the Company’s Common Stock since its IPO in July 2013.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Fair Value Measurements (Continued)

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	Fair Value Measurement as of:
	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance

Tradable warrants liability	$957,000	$—	$—	$957,000	$1,755,000	$—	$—	$1,755,000
Non-tradable warrants liability	—	—	4,000	4,000	—	—	18,000	18,000
Total	$957,000	$—	$4,000	$961,000	$1,755,000	$—	$18,000	$1,773,000

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018:

Warrant Liability
Balance at December 31, 2017	$18,000
Issuance of warrants	—
Change in fair value upon re-measurement	14,000
Balance at March 31, 2018	$4,000

There were no transfers between Level 1 and Level 2 in any of the periods reported.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.  Stock-Based Compensation

The 2007 Equity Compensation Plan as amended (the “2007 Plan”), amended, restated and renamed the Company’s 1999 Stock Based Compensation Plan (the “1999 Plan”), which provided for the granting of incentive and nonqualified stock options and restricted stock to its employees, directors and consultants at the discretion of the board of directors.

The 2013 Equity Compensation Plan (the “2013 Plan”), amended, restated and renamed the 2007 Plan. Under the 2013 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, deferred share awards, performance awards and other equity-based awards to employees, directors and consultants. The Company initially reserved 610,783 shares of Common Stock for issuance, subject to adjustment as set forth in the 2013 Plan. The 2013 Plan includes an evergreen provision, pursuant to which the maximum aggregate number of shares that may be issued under the 2013 Plan is increased on the first day of each fiscal year by the lesser of (a) a number of shares equal to four percent (4%) of the issued and outstanding Common Stock of the Company, without duplication, (b) 200,000 shares and (c) such lesser number as determined by the Company’s board of directors, subject to specified limitations. At March 31, 2018, there were 33,779 shares available for future issuance.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense as follows for the three months ended March 31, 2018 and 2017:

	Three Months ended March 31,
	2018	2017
General and administrative	$158,000	$265,000
Research and development	120,000	193,000
	$278,000	$458,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.  Stock-Based Compensation (Continued)

A summary of stock option activity for the three months ended March 31, 2018 is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2017	57,632	894,996	$57.02	6.72	$0
Authorized	200,000	—
Granted	(330,849)	330,849	$1.41
Exercised	—	—	$—
Forfeitures	106,996	(106,996)	$80.97
Balance, March 31, 2018	33,779	1,118,849	$25.00	8.03	$0
Vested or expected to vest, March 31, 2018		1,098,389	$42.02	7.16	$0
Exercisable at March 31, 2018		624,116	$42.02	7.16	$0

Information with respect to stock options outstanding and exercisable at March 31, 2018 is as follows:

Exercise Price	Shares	Exercisable
$1.09 - $6.50	802,214	336,045
$14.80 - $15.00	29,775	19,445
$23.20 - $39.80	75,369	59,635
$43.40 - $75.30	87,343	84,843
$132.80 - $151.20	118,798	118,798
$277.10 - $291.40	5,350	5,350
	1,118,849	624,116

Options granted after April 23, 2013

The Company accounts for all stock-based payments made after April 23, 2013 to employees and directors using an option pricing model for estimating fair value. Accordingly, stock-based compensation expense is measured based on the estimated fair value of the awards on the date of grant, net of forfeitures.  Compensation expense is recognized for the portion that is ultimately expected to vest over the period during which the recipient renders the required services to the Company using the straight-line single option method. In accordance with authoritative guidance, the fair value of non-employee stock-based awards is re-measured as the awards vest, and the resulting increase in fair value, if any, is recognized as expense in the period the related services are rendered.

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

As of March 31, 2018, there was $1,074,000 of unrecognized compensation expense related to the unvested stock options issued from April 24, 2013 through March 31, 2018, which is expected to be recognized over a weighted-average period of approximately 1.95 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

	Three Months ended March 31,
	2018	2017
Risk-free interest rate	2.60%	2.07%
Expected volatility	74.13%	79.38%
Expected term	5.78 years	6.00 years
Expected dividend yield	0%	0%
Weighted average grant date fair value	$0.84	$1.86

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

•                  Expected annual dividend yield: The Company has never paid, and does not expect to pay, dividends in the foreseeable future.  Accordingly, the Company assumed an expected dividend yield of 0.0%.

•                  Estimated forfeiture rate: The Company’s estimated annual forfeiture rate on stock option grants was 4.14% in 2018 and 2017, based on the historical forfeiture experience.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through March 31, 2018 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

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

Under the terms of the SymBio license agreement, the Company received an upfront payment of $7,500,000 in 2011. The Company is eligible to receive milestone payments of up to an aggregate of $22,000,000 from SymBio upon the achievement of specified development and regulatory milestones for specified indications. Of the regulatory milestones, $5,000,000 is due upon receipt of marketing approval in the United States for rigosertib IV in higher-risk MDS patients, $3,000,000 is due upon receipt of marketing approval in Japan for rigosertib IV in higher-risk MDS patients, $5,000,000 is due upon receipt of marketing approval in the United States for rigosertib oral in lower-risk MDS patients, and $5,000,000 is due upon receipt of marketing approval in Japan for rigosertib oral in lower-risk MDS patients. Furthermore, upon receipt of marketing approval in the United States and Japan for an additional specified indication of rigosertib, which the Company is currently not pursuing, an aggregate of $4,000,000 would be due. In addition to these pre-commercial milestones, the Company is eligible to receive tiered milestone payments based upon annual net sales of rigosertib by SymBio of up to an aggregate of $30,000,000.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. License and Collaboration Agreements (Continued)

The Company assessed the SymBio arrangement in accordance with ASC 606 and determined that its performance obligations under the SymBio agreement include the exclusive, royalty-bearing, sublicensable license to rigosertib, the research and development services to be provided by the Company and its obligation to serve on a joint committee. The Company concluded that the license was not distinct since it was of no benefit to SymBio without the ongoing research and development services and that, as such, the license and the research and development services should be bundled as a single performance obligation. Since the provision of the license and research and development services, are considered a single performance obligation; the $7,500,000 upfront payment is being recognized as revenue ratably through December 2027, the expected period over which the Company expects the research and development services to be performed as the services are performed.

SymBio’s purchases of rigosertib as development-stage product or for commercial requirements represent options under the agreement and revenues are therefore recognized when control of the product is transferred, which is typically when shipped. If SymBio orders the supplies from the Company, the Company expects the pricing for this supply to equal its third-party manufacturing cost plus a pre-negotiated percentage, which will not result in a significant incremental discount to market rates.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. License and Collaboration Agreements (Continued)

HanX Agreement

In December 2017, the Company entered into a license and collaboration agreement with HanX Biopharmaceuticals, Inc. (“HanX”), a company focused on development of novel oncology products, for the further development, registration and commercialization of ON 123300 in Greater China. ON 123300 is a preclinical compound which the Company believes has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. The key feature of the collaboration is that HanX will provide all funding required for future Chinese IND enabling studies necessary for filing an IND with the Chinese Food and Drug Administration.  The studies would be conducted to meet the Good Laboratory Practice (“GLP”) requirements of the FDA such that the Company could simultaneously file an IND with the US FDA. The Company and HanX will oversee the IND enabling studies. The Company will maintain global rights outside of China.

Pursuant to the agreement, the Company received a $450,000 upfront payment on April 11, 2018. If the compound receives regulatory approval and is commercialized, the Company would receive regulatory and commercial milestone payments, as well as royalties on sales in the Greater China territory.

The Company assessed the HanX arrangement for revenue recognition in accordance with ASC 606 and determined that the license was distinct and that control of the license had been transferred during the first quarter of 2018. As such, the Company recognized the $450,000 allocated to the license in the quarter ended March 31, 2018. Accordingly, the revenue is included in the consolidated statement of operations for the period ended March 31, 2018 and the amount receivable from HanX is included in receivables in the balance sheet at March 31, 2018.

Pint Agreement

On March 2, 2018, the Company entered into a License, Development and Commercialization Agreement (the “License Agreement”) and a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Pint.

Under the terms of the License Agreement, the Company granted Pint an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and commercialize any pharmaceutical product (the “Product”) containing rigosertib in all uses of rigosertib in humans in Latin American countries (the “Territory,” including Argentina, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Cuba, Dominican Republic, Ecuador, El Salvador, French Guiana, British Guiana, Suriname, Guatemala, Haiti, Honduras, Mexico, Nicaragua, Panama, Paraguay, Peru, Uruguay and Venezuela).

Pint agreed to make an upfront equity investment in the Company’s common stock. In addition, the Company could receive up to $41.5 million in additional regulatory, development and sales-based milestone payments, an additional equity investment, as well as tiered, double digit royalties based on net aggregate net sales in the Territory.  Pint and the Company have also agreed to enter into a supply agreement providing for Pint purchasing rigosertib and the Product from the Company within 90 days of the FDA approval of an a New Drug Application (“NDA”) for the Product.

Pint may terminate the License Agreement in whole (but not in part) at any time upon 45 days’ prior written notice.  The License Agreement also contains certain provisions for termination by either party in the event of breach of the License Agreement by the other party, subject to a cure period, or bankruptcy of the other party.

Under the terms of the Securities Purchase Agreement Pint agreed to make an upfront equity investment in the Company at a specified premium to the Company’s share price. Pursuant to the Securities Purchase Agreement, closing of the upfront equity investment occurred on April 4, 2018 and Pint purchased 816,945 shares of common stock for $1,250,000.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. License and Collaboration Agreements (Continued)

In addition, under the Securities Purchase Agreement, if the FDA approves the NDA for the Product, Pint will reimburse the Company for certain research and development expenses.  Half of the reimbursement amount will be paid in cash, the other half of the amount  will be by an equity investment at a premium to the average of the volume weighted average price of common stock for the ten consecutive trading days ended on the day the FDA approves the NDA.

Pursuant to the Securities Purchase Agreement, the common stock purchased by Pint is subject to certain lock-up restrictions and Pint is entitled to certain registration and participation rights.

The Company assessed the Pint arrangement in accordance with ASC 606 and determined that the requirements to recognize revenue were not met as of March 31, 2018.

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

The two preclinical programs sublicensed to GBO have not been developed to clinical stage as initially hoped, and the Company is in discussions with GVK regarding the future of GBO. There was no activity in GBO during the three months ended March 31, 2018 and 2017.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Related-Party Transactions

The Company has entered into a research agreement, as subsequently amended, with the Mount Sinai School of Medicine (“Mount Sinai”), with which a member of its board of directors and a significant stockholder is affiliated. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in connection with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions. Payments to Mount Sinai under this research agreement for the three months ended March 31, 2018 and 2017 were $88,000 and $88,000, respectively. At March 31, 2018 and December 31, 2017, the Company had $614,000 and $526,000, respectively, payable to Mount Sinai under this agreement.

The Company has entered into a consulting agreement with a member of its board of directors, who is also a significant stockholder of the Company. The board member provides consulting services to the Company on the terms set forth in the agreement. Payments to this board member for the three months ended March 31, 2018 and 2017 were $33,000 and $33,000, respectively. At March 31, 2018 and December 31, 2017, the Company had $33,000 and $33,000, respectively, payable under this agreement.

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

On April 20, 2017, the Company entered into an underwriting agreement with Laidlaw & Company (UK) Ltd. (“Laidlaw”), with respect to the issuance and sale in an underwritten public offering by the Company of 2,476,190 shares of Common Stock, at a price to the public of $2.10 per share. Pursuant to the underwriting agreement, the Company granted Laidlaw a 45-day option to purchase up to an additional 363,580 shares. The underwriting agreement contained customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and Laidlaw, including for liabilities under the Securities Act of 1933, as amended (the “Securities Act”), other obligations of the parties and termination provisions. The offering closed on April 26, 2017 and the proceeds to the Company, net of expenses, were approximately $4.6 million. On May 12, 2017, Laidlaw exercised their option to purchase 363,580 additional shares. Closing on the additional shares was May 17, 2017 and the proceeds to the Company, net of expenses, were approximately $0.7 million.

On November 9, 2017, the Company entered into a placement agency agreement with Laidlaw relating to the Company’s registered direct offering, issuance and sale to select accredited investors of 920,000 shares of the Company’s common stock at a price of $1.50 per share on a best efforts basis. These shares are registered under the Securities Act on the Company’s Registration Statement on Form S-3 (File No. 333-199219). The offering closed on November 14, 2017. The net proceeds to the Company from the offering, after deducting placement agent fees and other expenses, were approximately $1,082,000. The Company intends to use the net proceeds from this offering to fund the development of its clinical and preclinical programs, for other research and development activities and for general corporate purposes, which may include capital expenditures and funding its working capital needs.

On February 8, 2018, the Company entered into an underwriting agreement (the “February 2018 Underwriting Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), relating to the public offering (the “February 2018 Offering”) of 5,707,500 shares of the Company’s common stock, pre-funded warrants (the “February 2018 Pre-Funded Warrants”) to purchase an aggregate of 2,942,500 shares of common stock and preferred stock warrants (the “February 2018 Preferred Stock Warrants”) to purchase up to an aggregate of 865,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). Each share of common stock or February 2018 Pre-Funded Warrant, as applicable, was sold together with a February 2018 Preferred Stock Warrant to purchase a 0.1 share of Series A Preferred Stock at a combined public offering price of $1.01 per share of common stock or $1.00 per February 2018 Pre-Funded Warrant, as applicable, and accompanying February 2018 Preferred Stock Warrant.

The Company also granted HCW a 30-day option to purchase up to 1,297,500 additional shares of common stock at a purchase price of $1.00 per share and February 2018 Preferred Stock Warrants to purchase up to an aggregate of 129,750 shares of Series A Preferred Stock at a purchase price of $0.01 per February 2018 Preferred Stock Warrant, less the underwriting discounts and commissions. Prior to closing, HCW exercised this option in full to purchase 1,297,500 additional shares of common stock and February 2018 Preferred Stock Warrants to purchase 129,750 shares of Series A convertible preferred stock.

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

The February 2018 Pre-Funded Warrants are exercisable immediately at an exercise price of $0.01 per share, may be exercised until they are exercised in full, and may be exercised on a cashless basis in certain circumstances specified therein.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Securities Registrations and Sales Agreements (continued)

The February 2018 Preferred Stock Warrants are exercisable immediately at an exercise price of $1.01 per 0.1 share of Series A Preferred Stock and will expire on the earlier of (A) the one-month anniversary of the date on which the Company publically releases topline results of the INSPIRE Pivotal phase 3 that compare the overall survival (OS) of patients in the rigosertib group vs the Physician’s Choice group, in all patients and in a subgroup of patients with IPSS-R very high risk and (B) December 31, 2019. The February 2018 Preferred Stock Warrants may be exercised on a cashless basis in certain circumstances specified therein.

Each 0.1 share of Series A Preferred Stock will be convertible into one share of common stock. A holder of Series A Preferred Stock will be prohibited from converting Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the shares of the Company’s shares of common stock then issued and outstanding, which may be increased to 9.99% in certain circumstances. Shares of Series A Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series A Preferred Stock will be required to (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation of the Series A Preferred Stock, (ii) amend any provision of the Company’s certificate of incorporation that would have a materially adverse effect on the rights of the holders of the Series A Preferred Stock, (iii) increase the number of authorized shares of Series A Preferred Stock, or (iv) enter into any agreement with respect to the foregoing. Shares of Series A Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank (i) on parity with the Company’s common stock on an as-converted basis, (ii) senior to any class or series of the Company’s capital stock created thereafter specifically ranking by its terms junior to the Series A Preferred Stock, (iii) on parity to any class or series of the Company’s capital stock created thereafter specifically, (iv) ranking by its terms on parity with the Series A Preferred Stock; and (v) junior to any class or series of the Company’s capital stock created thereafter specifically ranking by its terms senior to the Series A Preferred Stock.

The exercise price and number of shares of common stock or Series A Preferred Stock issuable upon exercise of the Pre-Funded Warrants or Preferred Stock Warrants, as the case may be, and the conversion price and number of shares of common stock issuable upon the conversion of Series A Preferred Stock, is subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants, Preferred Stock Warrants and the Certificate of Designation of the Series A Preferred Stock, as applicable. The shares of common stock or Pre-Funded Warrants, as applicable, and the accompanying Preferred Stock Warrants could only be purchased together as a unit in the offering but were issued as separate securities.

HCW acted as sole book-running manager for the offering, which was a firm commitment underwritten public offering pursuant to a registration statement on Form S-1 (Registration No. 333-222374) that was declared effective by the SEC on February 7, 2018. The offering was made only by means of a prospectus forming a part of the effective registration statement. The Company paid HCW a commission equal to 7.0% of the gross proceeds of the offering, a management fee equal to 1.0% of the gross proceeds of the offering and other expenses. As additional compensation, the Company issued warrants to HCW exercisable for 49,737.5 shares of Series A Preferred Stock, which are convertible into 497,375 shares of common stock subject to the terms of the Series A Preferred Stock. These warrants have substantially the same terms as the February 2018 Preferred Stock Warrants except that the exercise price per share is equal to $1.2625 per 0.1 share of Series A Preferred Stock.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Subsequent Events

Securities Offering

On April 27, 2018, the Company entered into an underwriting agreement with HCW relating to the public offering (the “April 2018 Offering”) of 46,588,234 shares of the Company’s common stock, pre-funded warrants (the “May 2018 Pre-Funded Warrants”) to purchase an aggregate of 12,235,295 shares of common stock and preferred stock warrants (the “May 2018 Preferred Stock Warrants”) to purchase up to an aggregate of 1,470,588.225 shares of the Company’s Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”). Each share of common stock or April 2018 Pre-Funded Warrant, as applicable, was sold together with a May 2018 Preferred Stock Warrant to purchase a 0.025 share of Series B Preferred Stock at a combined public offering price of $0.425 per share of common stock or $0.415 per May 2018 Pre-Funded Warrant, as applicable, and accompanying May 2018 Preferred Stock Warrant.

The Company also granted HCW a 30-day option to purchase up to 8,823,529 additional shares of common stock at a purchase price of $0.415 per share and May 2018 Preferred Stock Warrants to purchase up to an aggregate of 220,588.225 shares of Series B Preferred Stock at a purchase price of $0.01 per May 2018 Preferred Stock Warrant, less the underwriting discounts and commissions. Prior to closing, HCW exercised this option in full to purchase 8,823,529 additional shares of common stock and May 2018 Preferred Stock Warrants to purchase 220,588.225 shares of Series B convertible preferred stock.

The offering closed on May 1, 2018. Net proceeds from the offering were approximately $25.6 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the offering to fund the development of its clinical and preclinical programs, for other research and development activities and for general corporate purposes, which may include capital expenditures and funding its working capital needs.

The May 2018 Pre-Funded Warrants are exercisable immediately at an exercise price of $0.01 per share, may be exercised until they are exercised in full, and may be exercised on a cashless basis in certain circumstances specified therein.

The May 2018 Preferred Stock Warrants are exercisable immediately at an exercise price of $0.425 per 0.025 share of Series B Preferred Stock (convertible into one share of Common Stock) and will expire on the 18-month anniversary of the date (the “New Charter Amendment Date”) on which the Company publicly announces through the filing of a Current Report on Form 8-K that the New Charter Amendment (defined below) has been filed with the Secretary of State of the State of Delaware. The May 2018 Preferred Stock Warrants may be exercised on a cashless basis in certain circumstances specified therein.

Each 0.025 share of Series B Preferred Stock will be convertible into one share of common stock. The Company does not currently have a sufficient number of authorized shares of common stock to cover the shares issuable upon the conversion of Series B Preferred Stock. As a result, before any shares of Series B Preferred Stock can be converted, the Company needs to receive stockholder approval of an amendment (the “New Charter Amendment”) to its Tenth Amended and Restated Certificate of Incorporation, as amended, to sufficiently increase the authorized shares of common stock to cover the conversion of all outstanding shares of Series B Preferred Stock into common stock. The Company intends to seek such approval at a special meeting of stockholders on June 7, 2018. The Series B Preferred Stock is not convertible until the next business day after the Company files the New Charter Amendment with the Secretary of State of the State of Delaware. In addition, a holder of Series B Preferred Stock will be prohibited from converting Series B Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the shares of the Company’s shares of common stock then issued and outstanding, which may be increased to 9.99% in certain circumstances. Shares of Series B Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series B Preferred Stock will be required to (i) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend the Certificate of Designation of the Series B Preferred Stock, (ii) amend any provision of the Company’s certificate of incorporation that would have a materially adverse effect on the rights of the holders of the Series B Preferred Stock, (iii) increase the number of authorized shares of Series B Preferred Stock, or (iv) enter into any agreement with respect to the foregoing. Shares of Series B Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank (i) on parity with the Company’s common stock on an as-converted basis, (ii) senior to any class or series of the Company’s capital stock created thereafter specifically ranking by its terms junior to the Series B Preferred Stock, (iii) on parity to any class or series of the Company’s capital stock created thereafter specifically, (iv) ranking by its terms on parity with the Series B Preferred Stock; and (v) junior to any class or series of the Company’s capital stock created thereafter specifically ranking by its terms senior to the Series B Preferred Stock.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The exercise price and number of shares of common stock or Series B Preferred Stock issuable upon exercise of the Pre-Funded Warrants or Preferred Stock Warrants, as the case may be, and the conversion price and number of shares of common stock issuable upon the conversion of Series B Preferred Stock, is subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, as described in the May 2018 Pre-Funded Warrants, May 2018 Preferred Stock Warrants and the Certificate of Designation of the Series B Preferred Stock, as applicable. The shares of common stock or May 2018 Pre-Funded Warrants, as applicable, and the accompanying May 2018 Preferred Stock Warrants could only be purchased together as a unit in the offering but were issued as separate securities.

HCW acted as sole book-running manager for the offering, which was a firm commitment underwritten public offering pursuant to a registration statement on Form S-1 (Registration No. 333-224315) that was declared effective by the SEC on April 26, 2018. The offering was made only by means of a prospectus forming a part of the effective registration statement. The Company paid HCW a commission equal to 8.0% of the gross proceeds of the offering, a management fee equal to 1.0% of the gross proceeds of the offering and other expenses.

In connection with the February 2018 Offering, the Company agreed to certain restrictions (the “Company Lock-Up”) set forth in Section 5(j) of the February 2018 Underwriting Agreement. The Company Lock-Up, among other items, prohibited the Company, during a period of one hundred and thirty-five (135) days from February 8, 2018, without the prior written consent of HCW, from offering or selling any Common Stock or any securities convertible into or exercisable or exchangeable for Common Stock. In order to received HCW’s waiver of the Company Lock-Up, in connection with the April 2018 Offering, on April 16, 2018, the Company entered into a Lock-Up Waiver Agreement (the “Lock-Up Waiver Agreement”) with HCW and certain holders of the February 2018 Preferred Stock Warrants, pursuant to which (i) HCW waived the Company Lock-Up solely with respect to the April 2018 Offering, and (ii) the Company agreed to reduce the exercise price of the February 2018 Preferred Stock Warrants such that the exercise price of the February 2018 Preferred Stock Warrants shall be equal to 105% of the public offering price of common stock sold in the April 2018 Offering (but only to the extent that such public offering price is lower than the current exercise price of the February 2018 Preferred Stock Warrants) and that such repricing shall be effective concurrently with the closing of the April 2018 Offering. In accordance with the Lock-Up Waiver Agreements, the exercise price of the February 2018 Preferred Stock Warrants was repriced from $1.01 per 0.1 share of Series A Convertible Preferred Stock to $0.44625 per 0.1 share of Series A Convertible Preferred Stock when the April 2018 Offering closed on May 1, 2018.

Special Meeting of Stockholders on June 7, 2018

On May 7, 2018, The Company filed with the SEC a preliminary proxy statement on Schedule 14A relating to the Special Meeting of Stockholders the Company intends to hold on June 7, 2018 to seek stockholders’ approval of an amendment to the Company’s Tenth Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of capital stock from 105,000,000 shares to 255,000,000 shares in order to increase the number of authorized shares of common stock from 100,000,000 shares to 250,000,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with interim unaudited condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report, and the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the SEC on March 16, 2018. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Onconova” refer to Onconova Therapeutics, Inc. and its consolidated subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements. We may, in some cases, use terms such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned preclinical development and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, protection of our intellectual property portfolio, the degree of clinical utility of our products, particularly in specific patient populations, our ability to develop commercial and manufacturing functions, expectations regarding clinical trial data, our results of operations, cash needs, financial condition, liquidity, collaborations, partnerships, prospects, growth and strategies, the industry in which we operate and the trends that may affect the industry or us.

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

In December 2015, we enrolled the first patient into our INSPIRE trial, a randomized controlled Phase 3 clinical trial of intravenous rigosertib (“rigosertib IV”) in a population of patients with higher-risk MDS after failure of hypomethylating agent (“HMA”) therapy. The primary endpoint of INSPIRE is overall survival. An interim analysis of the trial was performed in January 2018 and we anticipate reporting topline data from the INSPIRE trial in the first half of 2019.

Our net losses were $5.1 million and $8.3 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $367.4 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met. As of March 31, 2018, we had $7.3 million in cash and cash equivalents.

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

In April 2017, we closed on an underwritten public offering of 2,476,190 shares of common stock. In May 2017, we sold an additional 363,580 shares as a result of the underwriter’s exercise of its over-allotment option. Net proceeds from these transactions were approximately $5.3 million. In November 2017, we closed on a registered direct offering to select accredited investors of 920,000 shares of common stock. Net proceeds were approximately $1.1 million. In February 2018, we closed on an offering of units of common stock and warrants. We issued 7,005,000 shares of common stock, pre-funded warrants to purchase 2,942,500 share of common stock, and preferred stock warrants to purchase 1,044,487.5 shares of Series A convertible preferred stock. Each share of Series A convertible preferred stock is convertible into ten shares of common stock. Net proceeds were approximately $8.7 million. In May 2018, we closed on an offering of units of common stock and warrants. We issued 55,411,763 shares of common stock, pre-funded warrants to purchase 12,235,295 share of common stock, and preferred stock warrants to purchase 1,691,176.450 shares of Series B convertible preferred stock. Each share of Series B convertible preferred stock is convertible into forty shares of common stock. Net proceeds were approximately $25.6 million.

On March 21, 2018, we amended our certificate of incorporation to increase the number of authorized shares of common stock from 25,000,000 to 100,000,000.

We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials into the fourth quarter of 2019. We do not have a recurring source of revenue to fund our operations and will need to raise additional funds to obtain regulatory approval for our drug candidates; therefore, there is substantial doubt about our ability to continue as a going concern.

We are exploring various sources of funding for development and obtaining regulatory approval of rigosertib as well as for our ongoing operations. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, including rigosertib, or grant licenses on terms that are not favorable to us. There can be no assurance, however, that we will be successful in obtaining such financing in sufficient amounts, on terms acceptable to us, or at all.  In addition, there can be no assurance that we will obtain approvals necessary to market our products or achieve profitability or sustainable, positive cash flow. If we are unable to successfully raise sufficient additional capital, through future financings or through strategic and collaborative arrangements, we will not have sufficient cash to fund our ongoing trials and operations.

Rigosertib

Rigosertib is a small molecule that we believe blocks cellular signaling by targeting RAS effector pathways. This is believed to be mediated by the interaction of rigosertib to the RAS-binding domain (“RBD”), found in many RAS effector proteins, including the Raf and PI3K kinases. We believe this mechanism of action provides a new approach to block the interactions between RAS and its targets containing RBD sites. Rigosertib is currently being tested in clinical trials as a single agent, and in combination with azacitidine, in patients with MDS. We have enrolled more than 1,300 patients in rigosertib clinical trials for MDS and other conditions. We were a party to a license and development agreement with Baxalta (as defined below), which granted Baxalta certain rights to commercialize rigosertib in Europe. The Baxalta agreement was terminated on August 30, 2016, at which time the European rights reverted to us at no cost. We are party to a collaboration agreement with SymBio, which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. We are party to a license agreement with Pint Pharma International SA (“Pint”), which grants Pint certain rights to commercialize rigosertib in certain countries in Latin America. We have retained development and commercialization rights to rigosertib in the rest of the world, including in the United States and Europe, although we could consider licensing commercialization rights to other territories as we continue to seek additional funding. Previously we were a party to a license and development agreement with Baxalta (as defined below), which granted Baxalta certain rights to commercialize rigosertib in Europe. The Baxalta agreement was terminated on August 30, 2016, at which time the European rights reverted to us at no cost.

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

During 2014 and 2015, we held meetings with the U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”), and several European national regulatory authorities to discuss and seek guidance on a path for approval of rigosertib IV in higher-risk MDS patients whose disease had failed HMA therapy. After discussions with the FDA and EMA, we refined our patient eligibility criteria by defining what we believe to be a more homogenous patient population. After regulatory feedback, input from key opinion leaders in the U.S. and Europe and based on learnings from the ONTIME study, we designed a new randomized controlled Phase 3 trial, referred to as INSPIRE. The INSPIRE trial is enrolling higher-risk MDS patients under 82 years of age who have progressed on, relapsed, or failed to respond to, previous treatment with HMAs within nine months or nine cycles over the course of one year after initiation of HMA therapy, and had their last dose of HMA within six months prior to enrollment in the trial. Patients are randomized to either rigosertib with best supportive care, or the physician’s choice of therapy with best supportive care. The primary endpoint of this study is the sequential analysis of overall survival of all randomized patients in the intent-to-treat (“ITT”) population and the International Prognostic Scoring System- Revised (IPSS-R) Very High Risk (“VHR”) subgroup. The first patient in the INSPIRE trial was enrolled at the MD Anderson Cancer Center in December 2015, the first patient in Europe was enrolled in March, 2016, and the first patient in Japan was enrolled in July, 2016.

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

The INSPIRE trial included a pre-planned interim analysis triggered by 88 events (deaths), which occurred in December 2017. The statistical analysis plan (“SAP”) for the INSPIRE trial featured an adaptive trial design, permitting several options following the interim analysis, which included continuation of the trial as planned, discontinuation of the trial for futility or safety, trial expansion using pre-planned sample size re-estimation, and trial continuation for only the pre-defined treatment subgroup of patients classified as VHR based on the IPSS-R.

After review of the interim data, in January 2018 the Independent Data Monitoring Committee (“DMC”) recommended continuation of the trial with a one-time expansion in enrollment, using a pre-planned sample size re-estimation, consistent with the SAP. As recommended by the DMC, the expanded INSPIRE study will continue to enroll eligible patients based on the current trial criteria of the overall ITT population and will increase enrollment by adding 135 patients to the original target to reach a total enrollment of 360 patients, with the aim of increasing the power of the trial. Due to the adaptive trial design and the DMC’s assessment, the INSPIRE trial will continue to analyze both the ITT and the VHR population for the primary endpoint of overall survival. The design of the trial with the expanded study enrollment will be identical to the current study design and will include the sequential analysis of the overall survival endpoint in the ITT population and if required the pre-specified VHR subgroup. The Company remains blinded to the specific interim analysis results. We anticipate reporting topline data from the INSPIRE trial in the first half of 2019.

Safety and Tolerability of rigosertib in MDS and other hematologic malignancies

A comprehensive analysis of rigosertib IV and rigosertib oral safety in patients with Myelodysplastic Syndromes (MDS) and Acute Myeloid Leukemia (AML) was presented in December 2016 at the American Society of Hematology (ASH) Annual Meeting. The most commonly reported treatment-emergent adverse events (TEAEs) in  >  10% of patients with MDS/AML (n= 335) receiving rigosertib intravenous (IV) monotherapy were fatigue (33%), nausea (33%), diarrhea (27%), constipation (25%), anaemia (24%) and pyrexia (24%). The most common  >  Grade 3 AEs were anaemia (21%), febrile neutropenia (13%), pneumonia (12%) and thrombocytopenia (11%). The most common serious AEs were febrile neutropenia (10%), pneumonia (9%), and sepsis (7%). The most common AEs leading to discontinuation of IV rigosertib were sepsis and pneumonia (3% each).

Rigosertib oral in combination with azacitidine for higher-risk MDS

We are developing rigosertib oral for use in combination with azacitidine prior to treatment with HMA therapy for higher risk MDS. In December 2016, at the American Society of Hematology (ASH) Annual Meeting, we presented Phase 1/2 data from the initial portion of an ongoing rigosertib oral and azacitidine combination trial in higher-risk MDS. 33 of 40 MDS patients enrolled were evaluable for response at the time of the analysis. The median age of patients was 66, with 73% being male. The IPSS-R distribution was: 7.5% Low, 12.5% Intermediate, 37.5% High, 32.5% Very High and 10% unknown. 76% of patients responded per 2006 International Working Group (IWG) criteria. Responses were as follows:

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

Safety/Tolerability of the Combination:

Based upon a comprehensive analysis of patients receiving oral rigosertib in combination with azacitidine that was presented in 2016, the combination of rigosertib oral and azacitidine was well tolerated. The most common TEAEs in  >  10% of patients with MDS/AML (n=54) receiving rigosertib oral and azacitidine were nausea (41%), fatigue (39%), diarrhea (37%), constipation (37%) and dysuria (28%). The most common serious AEs were pneumonia (11%) and febrile neutropenia (7%). The most common AEs leading to discontinuation were AML (4%) and pneumonia (4%).

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

While the Phase 3 trial is being designed, we have expanded the Phase 1/2 trial cohort by enrolling 45 additional patients. Under a protocol expansion, we are using the expanded cohorts to explore dose optimization by increasing the dose of rigosertib oral to a total of 1120 mg in combination with full dose azacitidine and varying the dose administration scheme of rigosertib oral (560 mg before breakfast and 560 mg after lunch or 840 mg before breakfast and 280 mg after lunch) to identify an optimal dose and schedule. During this expansion, we also instituted risk-mitigation strategies, as further described below, in order to address a prior urinary adverse event of interest, hematuria. After amendments were filed with the regulatory agencies, we started the expansion phase of this trial in the U.S. sites that participated in the initial trial. Since the trial initiation, we have added additional US sites to complete enrollment of the expanded trial. The first patient was enrolled in April 2017 and as of April 2018, complete enrollment of 45 patients was achieved in the expansion trial; and the trial is ongoing.

In March 2018, at the 6th International Bone Marrow Failure Disease Symposium, we presented data on the incidence of hematuria in 37 higher-risk MDS patients receiving rigosertib oral in combination with azacitidine as part of the Phase 1/2 expanded cohort. In the first part of the Phase 1/2 study, prior to the study expansion, of 42 patients studied with oral rigosertib 840 mg total and azacitidine, the incidence of hematuria was 48%. In 37 patients studied with oral rigosertib 1120 mg total and azacitidine in the Phase 1/2 expanded cohort, with the use of risk-mitigating strategies to minimize hematuria, the incidence of hematuria was 11% at the time of the presentation.  The study is ongoing. The risk-mitigating strategies employed are as follows:

2nd RIGO dose must be administered at 3 PM (±1 hour) at least 2 hours after lunch to avoid a nocturnal bladder dwell time	Oral hydration of at least two liters of fluid per day is encouraged	Mandatory bladder emptying prior to bedtime	Urine pH approximately 2 hrs after AM dose. Sodium bicarbonate suggested administration of 650 TID if pH tests < 7.5

The comparison of the hematuria results from the two parts of this study are presented below:

Hematuria Comparison Between Rigosertib Combination Therapy Parts 1 and 2:

All Patients on Combination Part 1 (Rigosertib 840 mg total & Azacitidine)	42
Patients with hematuria	20(48)%
Patients with grade 1 or 2 hematuria	17(40)%
Patients with grade >3 hematuria	5(12)%

All Patients on Combination Part 2 (Rigosertib 1120 mg total) & Azacitidine) with risk-mitigation strategies	37
Patients with hematuria	4(11)%
Patients with grade 1 or 2 hematuria	4(11)%
Patients with grade >3 hematuria	0(0)%

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

Upon completion of our Phase 1/2 study, we will submit the study results to the applicable regulatory authorities.  The final results of this study may differ from the results presented above and the applicable regulatory authorities may not agree with our analyses. We will not commence the Phase 3 trial of oral rigosertib in combination with azacitidine for higher-risk MDS or AML without additional financing.

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

Safety and Tolerability of rigosertib oral in MDS and other hematologic malignancies

As presented at the December 2016 ASH Annual Meeting, rigosertib oral as a monotherapy was evaluated in four Phase 1 and 2 studies in MDS and other hematologic malignancies. One study is completed and a clinical study report is available. The most common TEAEs in  >  10% of patients with MDS/AML (n=168) were pollakiuria (increased urinary frequency) (35%), fatigue (32%), diarrhea (26%), dysuria (29%) and haematuria (24%). The most common  >  Grade 3 AEs were anaemia (17%), thrombocytopenia (5%), haematuria (4%) and urinary tract infection (4%). The most common serious AE was pneumonia (6%). The most common AEs leading to discontinuation of patients receiving rigosertib oral as monotherapy were dysuria (8%), urinary tract pain (7%), haematuria (5%) and urinary frequency (5%).

In addition to the above described clinical trials, we are continuing the preclinical and chemistry, manufacturing, and control work for IV and rigosertib oral.

Rare Disease Program in “RASopathies”

Based on new mechanism of action data published last year, we are initiating a collaborative development program focusing on a group of rare diseases with a well-defined genetic basis in expression or defects involving the Ras Effector Pathways. Since “RASopathies” are rare diseases affecting young children, we are embarking on a multifaceted collaborative program involving patient advocacy, government and academic organizations. The RASopathies are a group of rare diseases which share a well-defined genetic basis in expression or defects involving Ras Effector Pathways. They are usually caused by germline mutations in genes that alter the RAS subfamily and mitogen-activated protein kinases that control signal transduction and are among the most common genetic syndromes. Together, this group of diseases can impact more than 1 in 1000 individuals, according to RASopathiesNet.

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

While the NCI will conduct a trial for RASopathy related cancers in pediatric patients, Onconova will focus on initiating a trial as well in Juvenile Myelomonocytic Leukemia (JMML), a well-described RASopathy affecting children which is incurable without an allogenic hematopoietic stem cell transplant.

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

Positive preclinical data was announced at the American Association for Cancer Research (AACR) annual meeting, which took place April 1-5, 2017 in Washington, DC, for ON 123300, a first-in-class dual inhibitor of CDK4/6 + ARK5, and for ON 150030, a novel Type 1 inhibitor of FLT3 and Src pathways. We believe our CDK inhibitor is differentiated from other agents in the market (Palbociclib, Ribociclib and Abemaciclig) or in development (such as the compounds being developed by G1 Therapeutics) by its dual inhibition of CDK4/6 + ARK5. We are party to a license and collaboration agreement with HanX Biopharmaceuticals, Inc. (“HanX”), which grants HanX certain rights to commercialize ON 123300 in China. We continue to carry out research to enhance the pre-clinical data package for this compound in an attempt to seek additional partners outside of China for co-development of this novel compound.

In a preclinical Rb+ve xenograft model for breast cancer, ON 123300 activity was shown to be similar to Palbociclib (Pfizer’s Ibrance®). Moreover, based on the same preclinical model, ON 123300 may have the potential advantage of reduced neutropenia when compared to Palbociclib. Whereas both compounds resulted in decreased RBC and platelet counts in this preclinical model system, Palbociclib was found to have a more prominent and statistically significant (P< 0.05) inhibitory effect on neutrophil counts when compared to ON 123300.

In December 2017, we entered into a license and collaboration agreement with HanX, a company focused on development of novel oncology products, for the further development, registration and commercialization of ON 123300 in Greater China. Under the terms of the agreement, we received an upfront payment, and would receive regulatory and commercial milestone payments, as well as royalties on sales in the Greater China territory. The key feature of the collaboration is that HanX will provide all funding required for Chinese IND enabling studies necessary for filing an IND with the Chinese Food and Drug Administration.  The studies would be conducted to meet the Good Laboratory Practice (“GLP”) requirements of FDA such that we could simultaneously file an IND with the US FDA.  We and HanX will oversee the IND enabling studies. We will maintain global rights outside of China.

In March 2018, Onconova and HanX completed the pre-Investigational New Drug, or pre-IND, consultation with FDA. These discussions provided guidance for the manufacturing of ON 123300 and the pre-clinical development plan for the submission of an IND application.

In April 2018, at the American Association for Cancer Research 2018 Annual Meeting, we announced an advance in pre-clinical development and the presentation of new pre-clinical data for ON 123300.  The data from preclinical studies demonstrates that there is a differential metabolism of ON 123300 in male versus female rodents. As a result, the drug exposure is almost 2-3 fold higher in female rats. Based upon preclinical animal liver microsome studies, this differential effect appears to be limited to rodents, and is not observed in preclinical studies with human liver microsomes. Based on the preclinical liver microsome metabolism data from other species, relevant species have been selected along with the dosing strategy to be implemented in GLP toxicological studies to be conducted by HanX.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our interim unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We believe there have been no significant changes in our critical accounting policies as discussed in our annual report on Form 10-K filed with the SEC on March 16, 2018, with the exception of the adoption of ASC 606, as described further in the footnotes to the quarterly financial information contained in this filing.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

	Three Months ended March 31,
	2018	2017	Change
Revenue	$564,000	$210,000	$354,000
Operating expenses:
General and administrative	1,889,000	2,116,000	227,000
Research and development	4,557,000	4,886,000	309,000
Total operating expenses	6,466,000	7,002,000	536,000
Loss from operations	(5.902,000)	(6,792,000)	890,000
Change in fair value of warrant liability	812,000	(1,549,000)	2,361,000
Other income (expense), net	—	—	—
Net loss before income taxes	(5,090,000)	(8,341,000)	(3,251,000)
Income taxes	—	—	—
Net loss	$(5,090,000)	$(8,341,000)	$3,251,000

Revenues

Revenues increased by $0.4 million for the three months ended March 31, 2018 when compared to the same period in 2017 primarily as a result of the recognition of HanX revenue in the 2018 period, partially offset by less clinical supply revenue from SymBio in the 2018 period.

General and administrative expenses

General and administrative expenses decreased by $0.2 million, or 11%, to $1.9 million for the three months ended March 31, 2018 from $2.1 million for the three months ended March 31, 2017. The decrease was attributable primarily to a decrease of $0.1 million in professional and consulting fees in the 2018 period, as the 2017 period included costs related to stock offerings which were not completed.  The decrease was also caused by lower stock compensation expense in the 2018 period due to fewer options being outstanding and contributing to expense in the 2018 period and the impact of a lower stock price in the 2018 period compared to the 2017 period in stock compensation expense calculations.

Research and development expenses

Research and development expenses decreased by $0.3 million, or 6%, to $4.6 million for the three months ended March 31, 2018 from $4.9 million for the three months ended March 31, 2017. This decrease was caused primarily by a $0.7 million decrease in manufacturing cost in the 2018 period due to the timing of drug substance and drug product manufacturing activities and a $0.2 million decrease in consulting expenses in the 2018 period.  These decreases were partially offset by a $0.5 million increase in clinical expenses in the 2018 period related to our INSPIRE trial and our 09-08 expansion study, as well as a $0.2 million increase in personnel costs related to higher personnel costs in the 2018 period.

Change in fair value of warrant liability

The fair value of the warrant liability decreased by $0.8 million for the three months ended March 31, 2018, compared to an increase of $1.5 million for the three months ended March 31, 2017.  This change was caused primarily by the decrease in the fair market value of the warrants issued in our rights offering in 2016.

Financial Condition

Total assets increased $3.6 million, or approximately 73%, from $5.0 million at December 31, 2017 to $8.6 million at March 31, 2018.  The increase in total assets was due primarily to increases in cash, cash equivalents, and receivables.  Total liabilities decreased from $15.8 million at December 31, 2017 to $15.5 million at March 31, 2018, a decrease of $0.4 million, primarily as a result of the decrease in the warrant liability since December 31, 2017 and our continuing recognition of revenue related to a combined license and research and development under our SymBio agreement, partially offset by higher accounts payable and accrued expenses. Total stockholders’ deficit decreased $4.0million from $10.9 million at December 31, 2017 to $6.9 million at March 31, 2018, primarily due to a net loss of $5.1 million for the three months ended March 31, 2018, partially offset by increases in common stock and additional paid in capital related to stock compensation expense and our sale of securities during the first quarter of 2018.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $5.1 million and $8.3 million for the three months ended March 31, 2018 and 2017, respectively. Our operating activities used $5.5 million and $6.1 million of net cash during the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, we had an accumulated deficit of $367.4 million, a working capital shortfall of $2.0 million, and cash and cash equivalents of $7.3 million.

On April 27, 2018, we entered into the Underwriting Agreement with HCW for an offering of units of common stock and warrants, which closed on May 1, 2018. The Company issued 55,411,763 shares of common stock, pre-funded warrants to purchase 12,235,295 shares of common stock, and preferred stock warrants to purchase 1,691,176.450 shares of Series B convertible preferred stock. Each share of Series B convertible preferred stock is convertible into 40 shares of common stock. Net proceeds were approximately $25.6 million. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the fourth quarter of 2019.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months ended March 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(5,509,000)	$(6,056,000)
Investing activities	—	—
Financing activities	8,741,000	40,000
Effect of foreign currency translation	8,000	5,000
Net decrease in cash and cash equivalents	$3,240,000	$(6,011,000)

Net cash used in operating activities

Net cash used in operating activities was $5.5 million for the three months ended March 31, 2018 and consisted primarily of a net loss of $5.1 million, which included $0.8 million of income related to the change in the fair value of the warrant liability and $0.3 million of noncash stock-based compensation and depreciation expense. Changes in operating assets and liabilities resulted in a net increase in cash of $0.1 million. Significant changes in operating assets and liabilities included an increase in accounts payable and accrued liabilities of $0.7 million as a result of the timing of receipt and payment of vendor invoices, primarily related to our INSPIRE trial, and an increase in receivables related to our receivable from HanX.  Deferred revenue decreased $0.1 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

Net cash provided by investing activities

There was no net cash provided by or used in investing activities for the three months ended March 31, 2018 or 2017.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2018 and 2017 was $8.7 million and $40,000 respectively, which resulted from the proceeds received from the sale of our Common Stock during those periods.

Operating and Capital Expenditure Requirements

We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the fourth quarter of 2019. We are exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources. If we are unable to obtain additional funding, we may not be able to continue as a going concern and may be forced to curtail all of our activities and, ultimately, potentially cease operations. If we are unable to raise sufficient additional funding, we will not have sufficient cash flows and liquidity to fund our planned business operations, and may be forced to limit many, if not all, of our programs and consider other means of creating value for our stockholders, such as licensing to others the development and commercialization of products that we consider valuable and would otherwise likely develop ourselves. Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our net cash expenditures in 2018 to be comparable to 2017. We will incur substantial costs beyond the present and planned clinical trials in order to file a New Drug Application (NDA) for rigosertib. The nature, design, size and cost of further studies will depend in large part on the outcome of preceding studies and discussions with regulators.

For additional risks, please see “Risk Factors” in this 10-Q and previously disclosed in our annual report on Form 10-K filed with the SEC on March 16, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any pending material legal proceedings and are not aware of any such proceedings contemplated by governmental authorities.

Item 1A. Risk Factors

The following risk factor should be read in conjunction with the “Risk Factors” previously disclosed in our annual report on Form 10-K filed with the SEC on March 16, 2018.

We are not in compliance with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect the common stock’s market price and liquidity and reduce our ability to raise capital.

On May 7, 2018, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company has failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a) (2) requires that companies listed on the Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share.

Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has a 180 calendar day grace period, or until November 5, 2018, to regain compliance by meeting the continued listing standard. The continued listing standard will be met if the Company’s common stock has a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180 calendar day grace period.

If the Company is not in compliance by November 5, 2018, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, the Company would be required to notify Nasdaq of its intention to cure the minimum bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. At that time, the Company may appeal the Nasdaq Staff’s determination to a Hearings Panel.

The Company intends to monitor the closing bid price of the Company’s common stock and consider its available options to resolve the noncompliance with the minimum bid price requirement. No determination regarding the Company’s response has been made at this time. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.  For example, as of March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017 and March 31, 2018, the Company’s total stockholders’ equity was $(2.7) million, $0.4 million, $(6.1) million, $(10.9) million and $(7.3) million, respectively. As a result, the Company did not comply with the Nasdaq’s $2.5 million minimum stockholders’ equity requirement, nor the alternative compliance standards under Nasdaq Listing Rule 5550(b) for the continued listing of our securities on The Nasdaq Capital Market. As a result of the April 2018 Offering, the Company was able to regain compliance with the minimum stockholders’ equity requirement. However, there is no assurance that the Company will be able to maintain compliance. If the Company’s securities are delisted, it could be more difficult to buy or sell the Company’s securities and to obtain accurate quotations, and the price of the Company’s securities could suffer a material decline. Delisting could also impair the Company’s liquidity and ability to raise capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 4, 2018, the Company sold 816,945 shares of common stock to Pint for $1,250,000 in connection with the Company’s License, Development and Commercialization Agreement with Pint \ and the related Securities Purchase Agreement with Pint.  The sale of such shares was not registered under the Securities Act because it was made in a transaction exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

On March 26, 2018, the Company agreed to issue to World Wide Holdings, LLC d/b/a Invictus Resources (“Invictus”), in connection with that certain Master Services Agreement between the Company and Invictus, warrants for Common Stock.  The warrants issuable as of March 26, 2018 are exercisable for (i) 75,000 shares of common stock at a price of $0.94 per share of Common

Stock and (ii) 125,000 shares of common stock at a price of $1.41 per share of common stock.  The sale of such securities to Invictus was not registered under the Securities Act because it was made in a transaction exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

On February 12, 2018, the Company issued warrants to HCW as additional underwriter compensation in connection with an underwritten offering of securities of the Company.  These warrants are exercisable for 49,737.5 shares of Series A Preferred Stock, which are convertible into 497,375 shares of common stock subject to the terms of the Series A Preferred Stock. These warrants have an exercise price of $1.2625 per 0.1 share of Series A Preferred Stock.  The sale of such securities to HCW was not registered under the Securities Act because it was made in a transaction exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 15. 2018, the Company’s 2018 Annual Meeting of Stockholders is scheduled to be held on June 27, 2018. This date is more than 30 days after the anniversary of the Company’s 2017 Annual Meeting of Stockholders. As a result, in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and the Company’s Amended and Restated Bylaws, written notice from a stockholder interested in bringing business before the Company’s 2018 Annual Meeting of Stockholders or nominating a director candidate for election at the Company’s 2018 Annual Meeting of Stockholders (including any notice on Schedule 14N) must be received by no later than 5:00 p.m., Eastern time, on May 25, 2018 at the Company’s principal executive offices, 375 Pheasant Run, Newtown, PA 18940. Any such written notice must be directed to the attention of the Company’s Secretary and comply with the applicable advance notice provisions of the Company’s Amended and Restated Bylaws. Stockholder proposals intended to be considered for inclusion in the Company’s proxy materials for the 2018 Annual Meeting of Stockholders must comply with the requirements, including the deadline, set forth above as well as the all applicable rules and regulations promulgated by the SEC under the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 8, 2018).
3.2

Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 22, 2018)

4.1	Form of Underwriter Warrant issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2018).
4.2	Form of Preferred Stock Warrant issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 8, 2018).
4.3	Form of Pre-Funded Warrant issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 8, 2018).
10.1*	License, Development and Commercialization Agreement, dated as of March 2, 2018, by and between Onconova Therapeutics, Inc. and Pint International SA
10.2	Securities Purchase Agreement, dated as of March 2, 2018, by and between Onconova Therapeutics, Inc. and Pint Pharma GmbH
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.1	Section 1350 Certifications of Principal Executive Officer
32.2	Section 1350 Certifications of Principal Financial Officer

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 8, 2018).
3.2

Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 22, 2018)

4.1	Form of Underwriter Warrant issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2018).
4.2	Form of Preferred Stock Warrant issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 8, 2018).
4.3	Form of Pre-Funded Warrant issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 8, 2018).
10.1*	License, Development and Commercialization Agreement, dated as of March 2, 2018, by and between Onconova Therapeutics, Inc. and Pint International SA
10.2	Securities Purchase Agreement, dated as of March 2, 2018, by and between Onconova Therapeutics, Inc. and Pint Pharma GmbH
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.1	Section 1350 Certifications of Principal Executive Officer
32.2	Section 1350 Certifications of Principal Financial Officer

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: May 15, 2018

/s/ RAMESH KUMAR, Ph.D.
Ramesh Kumar, Ph.D.
President and Chief Executive Officer
(Principal Executive and Principal Operating Officer)

Dated: May 15, 2018

/s/ MARK GUERIN
Mark Guerin
Chief Financial Officer
(Principal Financial Officer)