Form 10-Q
period 2018-06-30
Onconova Therapeutics, Inc.
filed 2018-08-14
CIK 1130598

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of August 1, 2018 was 85,111,774.

ONCONOVA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Onconova Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,540,000	$4,024,000
Receivables	72,000	59,000
Prepaid expenses and other current assets	545,000	820,000
Total current assets	30,157,000	4,903,000
Property and equipment, net	34,000	64,000
Other non-current assets	12,000	12,000
Total assets	$30,203,000	$4,979,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,949,000	$6,186,000
Accrued expenses and other current liabilities	3,572,000	3,335,000
Deferred revenue	455,000	455,000
Total current liabilities	9,976,000	9,976,000
Warrant liability	448,000	1,773,000
Deferred revenue, non-current	3,864,000	4,091,000
Total liabilities	14,288,000	15,840,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized at June 30, 2018 and December 31, 2017, none issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 250,000,000 and 25,000,000 authorized at June 30, 2018 and December 31, 2017, 85,111,774 and 10,771,163 shares issued and outstanding at June 30, 2018 and December 31, 2017	851,000	108,000
Additional paid in capital	385,966,000	350,514,000
Accumulated other comprehensive income	(5,000)	3,000
Accumulated deficit	(370,897,000)	(362,316,000)
Total Onconova Therapeutics, Inc. stockholders’ equity (deficit)	15,915,000	(11,691,000)
Non-controlling interest	—	830,000
Total stockholders’ equity (deficit)	15,915,000	(10,861,000)

Total liabilities and stockholders’ equity (deficit)	$30,203,000	$4,979,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$485,000	$324,000	$1,049,000	$534,000
Operating expenses:
General and administrative	2,054,000	1,779,000	3,943,000	3,895,000
Research and development	4,070,000	4,614,000	8,647,000	9,500,000
Total operating expenses	6,124,000	6,393,000	12,590,000	13,395,000
Loss from operations	(5,639,000)	(6,069,000)	(11,541,000)	(12,861,000)

Gain on dissolution of GBO	693,000	—	693,000	—
Change in fair value of warrant liability	513,000	3,474,000	1,325,000	1,925,000
Other income, net	112,000	11,000	112,000	11,000
Net loss	(4,321,000)	(2,584,000)	(9,411,000)	(10,925,000)
Net loss attributable to non-controlling interest	(163,000)	—	(163,000)	—
Net loss attributable to Onconova Therapeutics, Inc.	$(4,484,000)	$(2,584,000)	$(9,574,000)	$(10,925,000)
Net loss per share, basic and diluted	$(0.07)	$(0.29)	$(0.25)	$(1.38)
Basic and diluted weighted average shares outstanding	61,056,072	8,999,125	38,224,211	7,891,408

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss	$(4,321,000)	$(2,584,000)	$(9,411,000)	$(10,925,000)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments, net	(16,000)	16,000	(8,000)	21,000
Other comprehensive income (loss), net of tax	(16,000)	16,000	(8,000)	21,000
Comprehensive loss	(4,337,000)	(2,568,000)	(9,419,000)	(10,904,000)
Comprehensive loss attributable to non-controlling interest	(163,000)	—	(163,000)	—
Comprehensive loss attributable to Onconova Therapeutics, Inc.	$(4,500,000)	$(2,568,000)	$(9,582,000)	$(10,904,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statement of Stockholders’ (Deficit) Equity (unaudited)

					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive	Non-controlling
	Shares	Amount	Capital	deficit	income (loss)	interest	Total

Balance at December 31, 2017	10,771,163	$108,000	$350,514,000	$(362,316,000)	$3,000	$830,000	$(10,861,000)

Net loss	—	—	—	(9,574,000)	—	163,000	(9,411,000)
Other comprehensive loss	—	—	—	—	(8,000)	—	(8,000)
Stock-based compensation	—	—	538,000	—	—	—	538,000
Dissolution of GBO	—	—	—	993,000	—	(993,000)	—
Issuance of common stock and pre-funded warrants, net	63,233,708	632,000	34,436,000	—	—	—	35,068,000
Issuance of common stock upon exercise of warrants	11,106,903	111,000	478,000	—	—	—	589,000
Balance at June 30, 2018	85,111,774	$851,000	$385,966,000	$(370,897,000)	$(5,000)	$—	$15,915,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months ended June 30,
	2018	2017
Operating activities:
Net loss	$(9,411,000)	$(10,925,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,000	47,000
Loss on asset disposal	—	—
Change in fair value of warrant liabilities	(1,325,000)	(1,925,000)
Stock compensation expense	538,000	902,000
Gain on dissolution of GBO	(693,000)	—
Changes in assets and liabilities:
Receivables	(13,000)	(202,000)
Prepaid expenses and other current assets	275,000	877,000
Accounts payable	456,000	358,000
Accrued expenses and other current liabilities	237,000	(654,000)
Deferred revenue	(227,000)	(227,000)
Net cash used in operating activities	(10,133,000)	(11,749,000)

Investing activities:
Net cash provided by investing activities	—	—

Financing activities:
Proceeds from the sale of common stock and warrants, net of costs	35,068,000	5,317,000
Proceeds from the exercise of warrants	589,000	—
Net cash provided by financing activities	35,657,000	5,317,000
Effect of foreign currency translation on cash	(8,000)	21,000
Net increase (decrease) in cash and cash equivalents	25,516,000	(6,411,000)
Cash and cash equivalents at beginning of period	4,024,000	21,400,000
Cash and cash equivalents at end of period	$29,540,000	$14,989,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

The Company

Onconova Therapeutics, Inc. (the “Company”) was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company’s headquarters are located in Newtown, Pennsylvania. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule product candidates primarily to treat cancer. Using its proprietary chemistry platform, the Company has created an extensive library of targeted anti-cancer agents designed to work against specific cellular pathways that are important to cancer cells. The Company believes that the product candidates in its pipeline have the potential to be efficacious in a variety of cancers. The Company has three clinical-stage product candidates and several preclinical programs. In 2011, the Company entered into a license agreement, as subsequently amended, with SymBio Pharmaceuticals Limited (“SymBio”), which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. On March 2, 2018, the Company entered into a License, Development and Commercialization Agreement with Pint International SA (which, together with its affiliate Pint Pharma GmbH, are collectively referred to as “Pint”).  Under the terms of the agreement, the Company granted Pint an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and commercialize any pharmaceutical product containing rigosertib in all uses of rigosertib in certain Latin America countries. In 2012, the Company entered into a development and license agreement with Baxter Healthcare SA, the predecessor in interest to Baxalta GmbH (together with its affiliates, “Baxalta”), pursuant to which the Company granted an exclusive, royalty-bearing license for the research, development, commercialization and manufacture (in specified instances) of rigosertib in all therapeutic indications in Europe. The Baxalta agreement terminated effective August 30, 2016, at which time the rights the Company licensed to Baxalta reverted to the Company at no cost. The Company has retained development and commercialization rights to rigosertib in the rest of the world, including the United States. During 2012, Onconova Europe GmbH was established as a wholly owned subsidiary of the Company for the purpose of further developing business in Europe. In December 2017, the Company entered into a license and collaboration agreement with HanX Biopharmaceuticals, Inc. (“HanX”), a company focused on development of novel oncology products, for the further development, registration and commercialization of ON 123300 in Greater China. ON 123300 is a preclinical compound which the Company believes has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. The key feature of the collaboration is that HanX will provide all funding required for future Chinese IND enabling studies necessary for filing an IND with the Chinese Food and Drug Administration.  The studies would be conducted to meet the Good Laboratory Practice (“GLP”) requirements of the FDA such that the Company could simultaneously file an IND with the US FDA. The Company and HanX will oversee the IND enabling studies. The Company will maintain global rights to ON 123300 outside of China. In April 2013, GBO, LLC, a Delaware limited liability company, (“GBO”) was formed pursuant to an agreement with GVK Biosciences Private Limited, a private limited company located in India, (“GVK”) to collaborate and develop two programs using the Company’s technology platform. The two preclinical programs sublicensed to GBO were not developed to clinical stage as initially hoped, and GBO was dissolved in June 2018.

On March 21, 2018, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock par value $0.01 per share from 25,000,000 to 100,000,000. On June 7, 2018, the Company amended its certificate of incorporation again to increase the number of authorized shares of common stock, par value $0.01 per share, from 100,000,000 to 250,000,000.

At the Company’s Annual Meeting of Stockholders on June 27, 2018, the Company’s stockholders approved a proposal to amend the Company’s Tenth Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of its common stock, par value $0.01 per share, at a ratio of between 1 for 5 and 1 for 15, with the Company’s Board of Directors having the sole discretion to effect the reverse stock split at any time within 90 days after the Annual Meeting, to fix the specific ratio for the reverse stock split so long as it is within the range approved by the stockholders, and to abandon the amendment prior to its effectiveness. The Board of Directors has not set an effective date or ratio for the reverse split.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity

The Company has incurred recurring operating losses since inception. For the six months ended June 30, 2018, the Company incurred a net loss of $9,411,000 and as of June 30, 2018 the Company had generated an accumulated deficit of $370,897,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At June 30, 2018, the Company had cash and cash equivalents of $29,540,000. The Company will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy.

From its inception through July 2013, the Company raised capital through the private issuance of preferred stock. On July 30, 2013, the Company completed its initial public offering (the “IPO”) of 594,167 shares of Common Stock, at a price of $150.00 per share. The Company received net proceeds of $79,811,000 from the sale, net of underwriting discounts and commissions and other estimated offering expenses. Immediately prior to the consummation of the IPO, all outstanding shares of preferred stock automatically converted into shares of Common Stock at the applicable conversion ratio then in effect. From the IPO through December 31, 2016, the Company closed on several offerings which included Common Stock and warrants. Total net proceeds from these offerings was approximately $24.9 million.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2018, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017, the consolidated statement of stockholders’ (deficit) equity for the six months ended June 30, 2018 and the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017, and its cash flows for the six months ended June 30, 2018 and 2017. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2018 and 2017 are unaudited. The results for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K filed with the SEC on March 16, 2018.

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

The Company derives revenue from collaboration and licensing agreements and from the sale of products associated with material transfer, collaboration and supply agreements.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Licensing of Intellectual Property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other performance obligations, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front-fees. The Company evaluates the measure of progress each reporting period, and, if necessary, adjusts the measure of performance and related revenue recognition.

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

3.  Revenue

The Company’s revenue during the three and six months ended June 30, 2018 and 2017 was from its license and collaboration agreements with SymBio, HanX and Pint (See Note 10).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Symbio
Upfront license fee recognition over time	$113,000	$113,000	$227,000	$227,000
Supplies	53,000	211,000	53,000	307,000

Hanx
Upfront license payment	—	—	450,000	—

Pint
Upfront license payment	319,000	—	319,000	—

	$485,000	$324,000	$1,049,000	$534,000

Deferred revenue is as follows:

Symbio
Upfront Payment

Deferred balance at December 31, 2017	$4,546,000
Recognition to revenue	227,000

Deferred balance at June 30, 2018	$4,319,000

See Note 10, “License and Collaboration Agreements,” for a further discussion of the agreements with SymBio and HanX.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4.  Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at June 30, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive (reflects the number of common shares as if the dilutive securities had been converted to common stock):

	June 30,
	2018	2017
Warrants	85,882,596	3,294,771
Stock options	1,089,821	921,320
	86,972,417	4,216,091

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

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the six months ended June 30, 2018 is as follows:

				Balance				Balance
		Exercise	Expiration	Decemeber 31,	Warrants	Warrants	Warrants	June 30,
Description	Classification	Price	Date	2017	Issued	Exercised	Expired	2018

Non-tradable warrants	Liability	$11.50	July 2021	96,842	—	—	—	96,842
Tradable warrants	Liability	$4.92	July 2021	3,192,022	—	—	—	3,192,022
Non-tradable pre-funded warrants	Equity	$0.01	July 2023	5,907	—	—	—	5,907
Non-tradable warrants	Equity	$0.45	*	—	9,947,500	—	—	9,947,500
Non-tradable warrants	Equity	$1.2625	*	—	497,375	—	—	497,375
Non-tradable warrants	Equity	$0.94	March 2021	—	75,000	—	—	75,000
Non-tradable warrants	Equity	$1.41	March 2021	—	125,000	—	—	125,000
Non-tradable warrants	Equity	$0.5193	June 2021	—	225,000	—	—	225,000
Non-tradable pre-funded warrants	Equity	$0.01	none	—	2,942,500	(1,650,000)	—	1,292,500
Non-tradable warrants	Equity	$0.425	**	—	67,647,058	(1,152,638)	—	66,494,420
Non-tradable pre-funded warrants	Equity	$0.01	none	—	12,235,295	(8,304,265)	—	3,931,030

				3,294,771	93,694,728	(11,106,903)	—	85,882,596

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

** These preferred stock warrants expire on the 18-month anniversary of June 8, 2018, the date on which the Company publicly announced through the filing of a Current Report on Form 8-K that a Certificate of Amendment to the Company’s Tenth Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 100,000,000 to 250,000,000, was filed with the Secretary of State of the State of Delaware. These preferred stock warrants may be exercised on a cashless basis in certain circumstances specified therein.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Detail

Prepaid expenses and other current assets:

	June 30,	December 31,
	2018	2017

Research and development	$333,000	$514,000
Manufacturing	69,000	48,000
Insurance	60,000	181,000
Other	83,000	77,000
	$545,000	$820,000

Property and equipment:

	June 30,	December 31,
	2018	2017

Property and equipment	$2,228,000	$2,228,000
Accumulated depreciation	(2,194,000)	(2,164,000)
	$34,000	$64,000

Accrued expenses and other current liabilities:

	June 30,	December 31,
	2018	2017

Research and development	$2,117,000	$1,912,000
Employee compensation	1,299,000	1,258,000
Professional fees	156,000	165,000
Other	—	—
	$3,572,000	$3,335,000

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

On July 29, 2016 the Company closed on a Rights Offering, issuing 3,599,786 shares of Common Stock, 3,192,022 Tradable Warrants and 656,400 Pre-Funded Warrants. The Tradable Warrants are exercisable for a period of five years for one share of Common Stock at an exercise price of $4.92 per share. After the one-year anniversary of issuance, the Company may redeem the Tradable Warrants for $0.001 per Tradable Warrant if the volume weighted average price of its Common Stock is above $12.30 for each of 10 consecutive trading days (see Note 13). The Company has classified the Tradable Warrants as a liability (see Note 5). The Tradable Warrants have been listed on the NASDAQ Capital Market since issuance and the Company regularly monitors the trading activity. During the period from issuance on July 29, 2016 through March 31, 2017 the Company determined that trading volume was insufficient to use the NASDAQ Capital Market value to determine the fair value of the warrant liability. The fair value was estimated using the Black-Scholes pricing model. During the quarter ended June 30, 2017, the Company determined that an active and orderly market for the Tradable Warrants had developed and that the NASDAQ Capital Market price was the best indicator of fair value of the warrant liability. Consequently, the Company changed its valuation technique from the Black-Scholes pricing model to the quoted market price, effective April 1, 2017. The change in valuation technique resulted in a reclassification of the liability within the valuation hierarchy from Level 3 to Level 1. The quoted market price was used to determine the fair value at December 31, 2017 and June 30, 2018.

The Company estimated the fair value of the non-tradable warrant liability at June 30, 2018, using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.63%
Expected volatility	82.18%
Expected term	3.04 years
Expected dividend yield	0%

Expected volatility is based on the historical volatility of the Company’s Common Stock since its IPO in July 2013.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Fair Value Measurements (Continued)

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	Fair Value Measurement as of:
	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance

Tradable warrants liability	$447,000	$—	$—	$447,000	$1,755,000	$—	$—	$1,755,000
Non-tradable warrants liability	—	—	1,000	1,000	—	—	18,000	18,000
Total	$447,000	$—	$1,000	$448,000	$1,755,000	$—	$18,000	$1,773,000

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2018:

Warrant Liability
Balance at December 31, 2017	$18,000
Change in fair value upon re-measurement	(14,000)
Balance at March 31, 2018	4,000
Change in fair value upon re-measurement	(3,000)
Balance at June 30, 2018	$1,000

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

The 2013 Equity Compensation Plan (the “2013 Plan”), amended, restated and renamed the 2007 Plan. Under the 2013 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, deferred share awards, performance awards and other equity-based awards to employees, directors and consultants. The Company initially reserved 610,783 shares of Common Stock for issuance, subject to adjustment as set forth in the 2013 Plan. The 2013 Plan included an evergreen provision, pursuant to which the maximum aggregate number of shares that may be issued under the 2013 Plan is increased on the first day of each fiscal year by the lesser of (a) a number of shares equal to four percent (4%) of the issued and outstanding Common Stock of the Company, without duplication, (b) 200,000 shares and (c) such lesser number as determined by the Company’s board of directors, subject to specified limitations.

The 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”) was unanimously approved by the Company’s Board of Directors on May 24, 2018 and was approved by the Company’s stockholders on June 27, 2018. The 2018 Plan replaces the 2013 Plan. Upon stockholders’ approval of the 2018 Plan, no further awards will be made under the 2013 Plan. Awards granted under the 2013 Plan will continue in effect in accordance with the terms of the applicable award agreement and the terms of the 2013 Plan in effect when the awards were granted.

Under the 2018 Plan, the Company may grant incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors and consultants, and advisors. The maximum aggregate number of shares of the Company’s common stock that may be issued under the 2018 Plan is 6,035,316, which is equal to the sum of (i) 6,000,000 shares of the Company’s common stock, plus (ii) 35,316 shares, which is the number of shares of the Company common stock reserved for issuance under the 2013 Plan that remained available as of the effective date of the 2018 Plan. In addition, the number of shares of common stock subject to outstanding awards under the 2013 Plan that terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares under the 2013 Plan after the effective date of the 2018 Plan will be available for issuance under the 2018 Plan.  At June 30, 2018, there were 6,035,316 shares available for future issuance.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense as follows for the three and six months ended June 30, 2018 and 2017:

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
General and administrative	$102,000	$254,000	$261,000	$519,000
Research and development	108,000	190,000	227,000	383,000
	$210,000	$444,000	$488,000	$902,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.  Stock-Based Compensation (Continued)

A summary of stock option activity for the six months ended June 30, 2018 is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2017	57,632	894,996	$57.02	6.72	$0
Authorized	6,200,000	—
Granted	(330,849)	330,849	$1.41
Exercised	—	—	$—
Forfeitures	136,024	(136,024)	$64.87
Cancelled	(27,491)
Balance, June 30, 2018	6,035,316	1,089,821	$25.52	7.76	$0
Vested or expected to vest, June 30, 2018		1,073,203	$38.46	7.09	$0
Exercisable at June 30, 2018		687,976	$38.46	7.09	$0

Information with respect to stock options outstanding and exercisable at June 30, 2018 is as follows:

Exercise Price	Shares	Exercisable
$1.09 - $6.50	775,169	395,005
$14.80 - $15.00	29,615	21,144
$23.20 - $39.80	75,194	63,734
$43.40 - $75.30	85,695	83,945
$132.80 - $151.20	118,798	118,798
$277.10 - $291.40	5,350	5,350
	1,089,821	687,976

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

As of June 30, 2018, there was $820,000 of unrecognized compensation expense related to the unvested stock options issued from April 24, 2013 through June 30, 2018, which is expected to be recognized over a weighted-average period of approximately 1.70 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

	Six Months ended June 30,
	2018	2017
Risk-free interest rate	2.60%	2.03%
Expected volatility	74.13%	79.11%
Expected term	5.78 years	6.00 years
Expected dividend yield	0%	0%
Weighted average grant date fair value	$0.84	$1.78

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through June 30, 2018 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. License and Collaboration Agreements (Continued)

The Company assessed the SymBio arrangement in accordance with ASC 606 and determined that its performance obligations under the SymBio agreement include the exclusive, royalty-bearing, sublicensable license to rigosertib, the research and development services to be provided by the Company and its obligation to serve on a joint committee. The Company concluded that the license was not distinct since it was of no benefit to SymBio without the ongoing research and development services and that, as such, the license and the research and development services should be bundled as a single performance obligation. Since the provision of the license and research and development services are considered a single performance obligation, the $7,500,000 upfront payment is being recognized as revenue ratably through December 2027, the expected period over which the Company expects the research and development services to be performed as the services are performed.

SymBio’s purchases of rigosertib as development-stage product or for commercial requirements represent options under the agreement and revenues are therefore recognized when control of the product is transferred, which is typically when shipped. If SymBio orders the supplies from the Company, the Company expects the pricing for this supply to equal its third-party manufacturing cost plus a pre-negotiated percentage, which will not result in a significant incremental discount to market rates. In January 2018, the agreement was amended to provide SymBio a discount of 35% on future purchases, limited to a cumulative total amount of $300,000.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. License and Collaboration Agreements (Continued)

HanX Agreement

In December 2017, the Company entered into a license and collaboration agreement with HanX Biopharmaceuticals, Inc. (“HanX”), a company focused on development of novel oncology products, for the further development, registration and commercialization of ON 123300 in Greater China. ON 123300 is a preclinical compound which the Company believes has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. The key feature of the collaboration is that HanX will provide all funding required for future Chinese IND enabling studies necessary for filing an IND with the Chinese Food and Drug Administration.  The studies would be conducted to meet the Good Laboratory Practice (“GLP”) requirements of the FDA such that the Company could simultaneously file an IND with the US FDA. The Company and HanX will oversee the IND enabling studies. The Company will maintain global rights to ON 12330 outside of China.

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

Under the terms of the Securities Purchase Agreement, Pint agreed to make an upfront equity investment in the Company at a specified premium to the Company’s share price. Pursuant to the Securities Purchase Agreement, closing of the upfront equity investment occurred on April 4, 2018 and Pint purchased 816,945 shares of common stock for $1,250,000. The total amount of the premium was $319,000 and this amount was allocated to the license.

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

The Company assessed the Pint arrangement for revenue recognition in accordance with ASC 606 and determined that the license was distinct and that control of the license had been transferred during the second quarter of 2018. As such, the Company recognized the $319,000 allocated to the license in the quarter ended June 30, 2018.

11. Preclinical Collaboration

In December 2012, the Company agreed to form GBO, an entity owned by the Company and GVK. The purpose of GBO was to collaborate on and develop two programs through filing of an investigational new drug application and/or conducting proof of concept studies using the Company’s technology platform.

During 2013, GVK made an initial capital contribution of $500,000 in exchange for a 10% interest in GBO, and the Company made an initial capital contribution of a sublicense to all the intellectual property controlled by the Company related to the two specified programs in exchange for a 90% interest. Under the terms of the agreement, GVK made additional capital contributions. The GVK percentage interest in GBO could have changed from the initial 10% to up to 50%, depending on the amount of its total capital contributions. During November 2014, GVK made an additional capital contribution of $500,000 which increased its interest in GBO to 17.5%. The Company evaluated its variable interests in GBO on a quarterly basis and determined that it was the primary beneficiary.

GVK had operational control of GBO and the Company had strategic and scientific control. The two preclinical programs sublicensed to GBO were not developed to clinical stage as initially hoped, and GBO was dissolved in June 2018. The dissolution resulted in a gain of $693,000 to the Company, primarily as a result of forgiveness of GBO payables to GVK. Upon consolidation of GBO, the $693,000 gain and $(163,000) non-controlling interest portion were recorded by the Company in the quarter ended June 30, 2018.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Related-Party Transactions

The Company has entered into a research agreement, as subsequently amended, with the Mount Sinai School of Medicine (“Mount Sinai”), with which a member of its board of directors and a stockholder is affiliated. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in connection with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions. Payments to Mount Sinai under this research agreement for the three months ended June 30, 2018 and 2017 were $88,000 and $88,000, respectively, and for the six months ended June 30, 2018 and 2017 were $175,000 and $175,000, respectively. At June 30, 2018 and December 31, 2017, the Company had $614,000 and $526,000, respectively, payable to Mount Sinai under this agreement.

The Company has entered into a consulting agreement with a member of its board of directors, who is also a significant stockholder of the Company. The board member provides consulting services to the Company on the terms set forth in the agreement. Payments to this board member for the three months ended June 30, 2018 and 2017 were $33,000 and $33,000, respectively, and for the six months ended June 30, 2018 and 2017 were $66,000 and $66,000, respectively. At June 30, 2018 and December 31, 2017, the Company had $33,000 and $33,000, respectively, payable under this agreement.

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

The May 2018 Pre-Funded Warrants are exercisable immediately at an exercise price of $0.01 per share, may be exercised until they are exercised in full, and may be exercised on a cashless basis in certain circumstances.

The May 2018 Preferred Stock Warrants are exercisable immediately at an exercise price of $0.425 per 0.025 share of Series B Preferred Stock (convertible into one share of Common Stock) and will expire on the 18-month anniversary of June 8, 2018, the date on which the Company publicly announced through the filing of a Current Report on Form 8-K that a Certificate of Amendment to the Company’s Tenth Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 100,000,000 to 250,000,000, was filed with the Secretary of State of the State of Delaware. The May 2018 Preferred Stock Warrants may be exercised on a cashless basis in certain circumstances.

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule product candidates primarily to treat cancer. Using our proprietary chemistry platform, we have created a library of targeted agents designed to work against cellular pathways important to cancer cells. We believe that the product candidates in our pipeline have the potential to be efficacious in a variety of cancers. We have one Phase 3 clinical-stage product candidate and two other clinical-stage product candidates (one of which is being developed for treatment of acute radiation syndromes) and several preclinical programs. Substantially all of our current effort is focused on our lead product candidate, rigosertib. Rigosertib is being tested in an intravenous formulation as a single agent for patients with higher-risk myelodysplastic syndromes (“MDS”), and an oral formulation in lower risk MDS as a single agent or in combination with azacitidine for patients with higher-risk MDS.

In December 2015, we enrolled the first patient into our INSPIRE trial, a randomized controlled Phase 3 clinical trial of intravenous rigosertib (“rigosertib IV”) in a population of patients with higher-risk MDS after failure of hypomethylating agent (“HMA”) therapy. The primary endpoint of INSPIRE is overall survival. An interim analysis of the trial was performed in January 2018 and we anticipate completion of the INSPIRE trial in the second half of 2019.

Our net losses were $9.4 million and $10.9 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $370.9 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met. As of June 30, 2018, we had $29.5 million in cash and cash equivalents.

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

In April 2017, we closed on an underwritten public offering of 2,476,190 shares of common stock. In May 2017, we sold an additional 363,580 shares as a result of the underwriter’s exercise of its over-allotment option. Net proceeds from these transactions were approximately $5.3 million. In November 2017, we closed on a registered direct offering to select accredited investors of 920,000 shares of common stock. Net proceeds were approximately $1.1 million. In February 2018, we closed on an offering of units of common stock and warrants. We issued 7,005,000 shares of common stock, pre-funded warrants to purchase 2,942,500 shares of common stock, and preferred stock warrants to purchase 1,044,487.5 shares of Series A convertible preferred stock. Each share of Series A convertible preferred stock is convertible into ten shares of common stock. Net proceeds were approximately $8.7 million. In May 2018, we closed on an offering of units of common stock and warrants. We issued 55,411,763 shares of common stock, pre-funded warrants to purchase 12,235,295 share of common stock, and preferred stock warrants to purchase 1,691,176.450 shares of Series B convertible preferred stock. Each share of Series B convertible preferred stock is convertible into forty shares of common stock. Net proceeds were approximately $25.6 million.

On March 21, 2018, we amended our certificate of incorporation to increase the number of authorized shares of common stock from 25,000,000 to 100,000,000. On June 7, 2018, we amended our certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 250,000,000.

At our Annual Meeting of Stockholders on June 27, 2018, our stockholders approved a proposal to amend our Tenth Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our common stock, par value $0.01 per share, at a ratio of between 1 for 5 and 1 for 15, with our Board of Directors having the sole discretion to effect the reverse stock split at any time within 90 days after the Annual Meeting, to fix the specific ratio for the reverse stock split so long as it is within the range approved by the stockholders, and to abandon the amendment prior to its effectiveness. The Board of Directors has not set an effective date or ratio for the reverse split.

Steven M. Fruchtman, M.D. was appointed as the President of the Company, effective as of June 19, 2018. Dr. Fruchtman will continue to maintain the responsibilities of Chief Medical Officer and/or Vice President, Research and Development until a replacement is hired to assume the duties and responsibilities associated with these roles, as applicable. In connection with Dr. Fruchtman’s appointment as the President of the Company, on June 19, 2018, the Company entered into an amended and restated employment agreement with Dr. Fruchtman which supersedes his previous employment agreement entered into on July 1, 2015.

We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials into the fourth quarter of 2019. We do not have a recurring source of revenue to fund our operations and will need to raise additional funds to apply for regulatory approval for our drug candidates; therefore, there is substantial doubt about our ability to continue as a going concern.

We are exploring various sources of funding for development and applying for regulatory approval of rigosertib as well as for our ongoing operations. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, including rigosertib, or grant licenses on terms that are not favorable to us. There can be no assurance, however, that we will be successful in obtaining such financing in sufficient amounts, on terms acceptable to us, or at all.  In addition, there can be no assurance that we will obtain approvals necessary to market our product candidates or achieve profitability or sustainable, positive cash flow. If we are unable to successfully raise sufficient additional capital, through future financings or through strategic and collaborative arrangements, we will not have sufficient cash to fund our ongoing trials and operations.

Rigosertib

Rigosertib is a small molecule that is reported to block cellular signaling by targeting RAS effector pathways. This is believed to be mediated by the interaction of rigosertib to the RAS-binding domain (“RBD”), found in many RAS effector proteins, including the Raf and PI3K kinases. We believe this mechanism of action provides a new approach to block the interactions between RAS and its targets containing RBD sites. Rigosertib is currently being tested in clinical trials as a single agent, and in combination with azacitidine, in patients with MDS. We have enrolled more than 1,300 patients in rigosertib clinical trials for MDS and other malignant conditions. We are party to a collaboration agreement with SymBio, which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. We are party to a license agreement with Pint Pharma International SA (“Pint”), which grants Pint certain rights to commercialize rigosertib in certain countries in Latin America. We have retained development and commercialization rights to rigosertib in the rest of the world, including in the United States and Europe, although we could consider licensing commercialization rights to other territories as we continue to seek additional funding. Previously we were a party to a license and development agreement with Baxalta (as defined below), which granted Baxalta certain rights to commercialize rigosertib in Europe. The Baxalta agreement was terminated on August 30, 2016, at which time the European rights reverted to us at no cost.

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

Enrollment for the INSPIRE Phase 3 trial for second-line higher-risk MDS patients is highly selective with stringent entry criteria as outlined above. To date, the INSPIRE study has opened more than 180 trial sites in 23 countries across four continents, including more than 30 sites opened in Japan by our partner, SymBio Pharmaceuticals. The selection of countries and trial sites is carefully undertaken to ensure availability of appropriate patients meeting eligibility criteria. Since these criteria are purposely designed to be narrow and selective, extensive site screening and education is integral to our plan. At launch, the INSPIRE trial was expected to enroll 225 patients and the outcome is measured by overall survival.

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

After review of the interim data, in January 2018 the Independent Data Monitoring Committee (“DMC”) recommended continuation of the trial with a one-time expansion in enrollment, using a pre-planned sample size re-estimation, consistent with the SAP. As recommended by the DMC, the expanded INSPIRE study will continue to enroll eligible patients based on the current trial criteria of the overall ITT population and will increase enrollment by adding 135 patients to the original target to reach a total expected enrollment of 360 patients, with the aim of increasing the power of the trial. The targeted number of death events required for analyzing the results of the trial was increased from 176 to 288 events. Due to the adaptive trial design and the DMC’s assessment of the interim data, the INSPIRE trial will continue to analyze both the ITT and the VHR population for the primary endpoint of overall survival. The design of the trial with the expanded study enrollment will be identical to the current study design and will include the sequential analysis of the overall survival endpoint in the ITT population and if required the pre-specified VHR subgroup. The Company remains blinded to the specific interim analysis results. Following the interim analysis, we have expanded the INSPIRE Phase 3 trial at new sites in previously participating countries and expanded into an additional country. We continue to evaluate potential new sites and countries to enhance enrollment, while adhering to the stringent entry criteria to ensure that only appropriate patients are enrolled. We anticipate completion of the INSPIRE trial in the second half of 2019.

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

Rigosertib oral in combination with azacitidine for higher-risk MDS

We are developing rigosertib oral for use in combination with azacitidine prior to treatment with HMA therapy for higher risk MDS. In December 2016, at the American Society of Hematology (ASH) Annual Meeting and in June 2017, at the Congress of the European Hematology Association Meeting (EHA), we presented Phase 1/2 data from the initial portion of an ongoing rigosertib oral and azacitidine combination trial in higher-risk MDS. 33 of 40 MDS patients enrolled were evaluable for response at the time of the analysis. The median age of patients was 66, with 73% being male. The IPSS-R distribution was: 7.5% Low, 12.5% Intermediate, 37.5% High, 32.5% Very High and 10% unknown. 76% of patients responded per 2006 International Working Group (IWG) criteria. Responses were as follows:

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

Next steps for rigosertib oral in combination with azacitidine for higher-risk MDS

Following an end of Phase 2 meeting with the Food and Drug Administration (FDA) in September 2016, we began development of a Phase 3 protocol. The Phase 3 trial will be designed as a global 1:1 randomized, placebo-controlled trial of rigosertib oral plus azacitidine compared to azacitidine plus oral placebo. Based on the results of the Phase 1/2 Study, a full dose of azacitidine will be used in combination with rigosertib oral, as defined in the product insert for azacitidine. The patient population studied in this trial will be first-line (HMA naïve) higher-risk MDS patients. The primary endpoint for assessment of efficacy will be the composite Response Rate of complete remission (CR) + partial remission (PR,) as per the IWG 2006 Response Criteria. The trial will be under the review of a DMC. Formal FDA review may be sought via the Special Protocol Assessment (SPA) mechanism. We will not commence the Phase 3 trial without additional financing.

While the Phase 3 trial is being designed, we have expanded the Phase 1/2 trial cohort by enrolling 45 additional patients. Under a protocol expansion, we are using the expanded cohorts to explore dose optimization regarding efficacy and safety by increasing the dose of rigosertib oral to a total of 1120 mg in combination with full dose azacitidine and varying the dose administration scheme of rigosertib oral (560 mg before breakfast and 560 mg after lunch or 840 mg before breakfast and 280 mg after lunch) to identify an optimal dose and schedule. During this expansion, we also instituted risk-mitigation strategies, as further described below, in order to address a urinary adverse event of interest, hematuria. After amendments were filed with the regulatory agencies, we started the expansion phase of this trial in the U.S. sites that participated in the initial trial. Since the trial initiation, we have added additional US sites to complete enrollment of the expanded trial. The first patient was enrolled in April 2017 and as of April 2018, complete enrollment of 45 patients was achieved in the expansion trial; and the trial is ongoing.

In March 2018, at the 6th International Bone Marrow Failure Disease Symposium, we presented data on the incidence of hematuria in 37 higher-risk MDS patients receiving rigosertib oral in combination with azacitidine as part of the Phase 1/2 expanded cohort. In the first part of the Phase 1/2 study, prior to the study expansion, of 42 patients studied with oral rigosertib 840 mg total and azacitidine, the incidence of hematuria was 48%. In 37 patients studied with oral rigosertib 1120 mg total and azacitidine in the Phase 1/2 expanded cohort, with the use of risk-mitigating strategies to minimize hematuria, the incidence of hematuria was 11% at the time of the presentation.  The study is ongoing and we anticipate presenting updated data at a future medical meeting. The risk-mitigating strategies include the following:

2nd RIGO dose must be administered at 3 PM (±1 hour) at least 2 hours after lunch to avoid a nocturnal bladder dwell time	Oral hydration of at least two liters of fluid per day is encouraged	Recommended bladder emptying prior to bedtime	Urine pH reading approximately 2 hrs after AM dose. Sodium bicarbonate suggested administration of 650 TID if pH tests < 7.5

The comparison of the hematuria results from the two parts of this study are presented below:

Hematuria Comparison Between Rigosertib Combination Therapy Parts 1 and 2:

All Patients on Combination Part 1 (Rigosertib 840 mg total & Azacitidine)	42
Patients with hematuria	20	(48)%
Patients with grade 1 or 2 hematuria	17	(40)%
Patients with grade >3 hematuria	5	(12)%

All Patients on Combination Part 2 (Rigosertib 1120 mg total & Azacitidine) with risk-mitigation strategies	37
Patients with hematuria	4	(11)%
Patients with grade 1 or 2 hematuria	4	(11)%
Patients with grade >3 hematuria		0(0)%

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

Upon completion of our Phase 1/2 study, we will submit the study results to the applicable regulatory authorities.  The final results of this study may differ from the results presented above and the applicable regulatory authorities may not agree with our analyses. The combination trial with azacitidine is expected to advance to a pivotal Phase 3 trial for first-line higher-risk MDS patients in 2019, and we will not commence the Phase 3 trial of oral rigosertib in combination with azacitidine for higher-risk MDS or AML without additional financing.

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

We have explored single agent rigosertib oral as a treatment for lower-risk MDS in two Phase 2 clinical trials, 09-05 and 09-07. In December 2017, we presented data at the Annual ASH Meeting from the 09-05 Phase 2 trial. This data demonstrated a 44% rate of achieving transfusion independence in the cohort of Lower -risk MDS patients treated with rigosertib oral at a dose of 560 mg BID (1120 mg over 24 hrs) two out of three weeks. To date, Phase 2 clinical data has indicated that further study of single agent rigosertib oral in transfusion-dependent, lower-risk MDS patients is warranted. Rigosertib has been generally well tolerated, except for urinary side effects at higher dose levels. Future clinical trials will be needed to evaluate dosing and schedule modifications and their impact on efficacy and safety results of rigosertib oral in lower-risk MDS patients.

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

Rare Disease Program in “RASopathies”

Based on the mechanism of action data published last year, we have initiated a collaborative development program focusing on a group of rare diseases with a well-defined genetic basis in expression or defects involving the Ras Effector Pathways. Since “RASopathies” are rare diseases affecting young children, we are embarking on a multifaceted collaborative program involving patient advocacy, government and academic organizations. The RASopathies are a group of rare diseases which share a well-defined genetic basis in expression or defects involving Ras Effector Pathways. They are usually caused by germline mutations in genes that alter the RAS subfamily and mitogen-activated protein kinases that control signal transduction and are among the most common genetic syndromes. Together, this group of diseases can impact more than 1 in 1000 individuals, according to RASopathiesNet.

In January 2018, we entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI), part of the National Institutes of Health (NIH). Under the terms of the CRADA, the NCI will conduct research, including preclinical laboratory studies and a clinical trial, on rigosertib in pediatric cancer associated RASopathies.

As part of the CRADA, we will provide rigosertib supplies and initial funding towards non-clinical studies. The NCI will fund the majority of the research, including the cost of the clinical trial, which is expected to start in 2018. A clinical trial protocol has been developed and will be reviewed by the Institutional Review Board of the NCI.

While the NCI will conduct a trial for RASopathy related cancers in pediatric patients, Onconova will focus on initiating a trial as well in Juvenile Myelomonocytic Leukemia (JMML), a well-described RASopathy affecting children which is incurable without an allogenic hematopoietic stem cell transplant.

Other Programs

The vast majority of the Company’s efforts are now devoted to the advanced stage development of rigosertib for unmet medical needs of MDS patients. Other programs are either paused, inactive or require only minimal internal resources and efforts. Based on the mechanism of action of rigosertib, we are exploring studying rigosertib in combination with an existing approved therapy, possibly an immuno-oncology agent, in solid tumors where Ras mutations are frequently found, such as lung cancer or melanoma.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

	Three Months ended June 30,
	2018	2017	Change
Revenue	$485,000	$324,000	$161,000
Operating expenses:
General and administrative	2,054,000	1,779,000	(275,000)
Research and development	4,070,000	4,614,000	544,000
Total operating expenses	6,124,000	6,393,000	269,000
Loss from operations	(5,639,000)	(6,069,000)	430,000
Gain on dissolution of GBO	693,000	—	693,000
Change in fair value of warrant liability	513,000	3,474,000	—
Other income (expense), net	112,000	11,000	101,000
Net loss	$(4,321,000)	$(2,584,000)	$1,224,000

Revenues

Revenues increased by $0.2 million, or 50%, for the three months ended June 30, 2018 when compared to the same period in 2017 primarily as a result of revenue recognized in the 2018 period related to the Pint license agreement, partially offset by less clinical supply revenue from SymBio in the 2018 period.

General and administrative expenses

General and administrative expenses increased by $0.3 million, or 15%, to $2.1 million for the three months ended June 30, 2018 from $1.8 million for the three months ended June 30, 2017. The increase was attributable to an increase of $0.2 million in professional and legal expenses and an increase of $0.2 million in investor relations costs following two offerings during the first half of the 2018.  These increases were partially offset by lower stock compensation expense of $0.1 million, due to the completion of vesting of 2013 grants in the 2017 period and lower grant date fair values for grants made more recently.

Research and development expenses

Research and development expenses decreased by $0.5 million, or 12%, to $4.1 million for the three months ended June 30, 2018 from $4.6 million for the three months ended June 30, 2017. This decrease was caused primarily by $0.6 million lower expenses on INSPIRE and the 09-08 combination study. The decrease was also caused by lower manufacturing expenses of $0.2 million related to the timing of drug substance and drug product manufacturing, and lower stock compensation expense of $0.1 million, due to the completion of vesting of 2013 grants in the 2017 period and lower grant date fair values for grants made more recently. The decrease in research and development costs was partially offset by $0.4 million higher personnel costs related primarily to higher bonus expense during the 2018 period.

Change in fair value of warrant liability

The fair value of the warrant liability decreased $0.5 million for the three months ended June 30, 2018, compared to a decrease of $3.5 million for the three months ended June 30, 2017. This change was caused by the decrease in the fair market value of the warrants issued in our rights offering in 2016.

Other income (expense), net

Other income (expense), net, increased by $0.8 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due primarily to the gain on dissolution of our GBO preclinical collaboration and higher interest income related to higher cash balances in the 2018 period.

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six Months ended June 30,
	2018	2017	Change
Revenue	$1,049,000	$534,000	$515,000
Operating expenses:
General and administrative	3,943,000	3,895,000	(48,000)
Research and development	8,647,000	9,500,000	853,000
Total operating expenses	12,590,000	13,395,000	805,000
Loss from operations	(11,541,000)	(12,861,000)	1,320,000
Gain on dissolution of GBO	693,000	—	693,000
Change in fair value of warrant liability	1,325,000	1,925,000	(600,000)
Other income (expense), net	112,000	11,000	101,000
Net loss	$(9,411,000)	$(10,925,000)	$1,514,000

Revenues

Revenues increased by $0.5 million for the six months ended June 30, 2018 when compared to the same period in 2017 primarily as a result the recognition of revenue from license agreements with HanX and Pint during the 2018 period, partially offset by less clinical supply revenue from SymBio in the 2018 period.

General and administrative expenses

General and administrative expenses were approximately the same for the six months ended June 30, 2018 as for the six months ended June 30, 2017 at $3.9 million.  Increases of $0.1 million of personnel costs related to higher bonus expense and $0.2 million in higher investor outreach costs were offset by $0.3 million lower stock compensation expense due to the completion of vesting of 2013 grants in the 2017 period and lower grant date fair value for grants made more recently.

Research and development expenses

Research and development expenses decreased by $0.9 million, or 9%, to $8.6 million for the six months ended June 30, 2018 from $9.5 million for the six months ended June 30, 2017.  This decrease was caused by a decrease of $0.5 million in clinical and consulting expenses, comprised of $0.9 million lower expenses on INSPIRE partially offset by $0.4 million of higher expenses in the 09-08 combination expansion study. The decrease was also caused by $0.8 million lower manufacturing costs due to timing of drug substance and drug product manufacturing, and lower stock compensation expense of $0.2 million, due to the completion of vesting of 2013 grants in the 2017 period and lower grant date fair values for grants made more recently.  These decreases were partially offset by $0.6 million of higher personnel costs related to higher bonus expense.

Change in fair value of warrant liability

The change in fair value of the warrant liability was $1.3 million for the six months ended June 30, 2018 compared to $1.9 million for the six months ended June 30, 2017.  The change in the fair value of the warrant liability in 2017 was caused by caused by the decrease in the fair market value of the warrants issued in our rights offering in 2016.

Other income (expense), net

Other income (expense), net, increased by $0.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due primarily to the gain on dissolution of our GBO preclinical collaboration and higher interest income related to higher cash balances in the 2018 period.

Financial Condition

Total assets increased $25.2 million, or approximately 507%, from $5 million at December 31, 2017 to $30.2 million at June 30, 2018.  The increase in total assets was due primarily to stock offerings completed in February and April, 2018 totaling net proceeds of approximately $34.3 million.  This increase in assets was partially offset by a decrease in cash as approximately $10 million was used in operations during the period.  Total liabilities decreased from $15.8 million at December 31, 2017 to $14.3 million at June 30, 2018, a decrease of $1.6 million, primarily as a result of the decrease in the warrant liability since December 31, 2017, a reduction in accounts payable and accrued expenses, and our recognition of deferred revenue under our SymBio agreement. Total stockholders’ equity increased from a stockholders’ deficit of $10.9 million at December 31, 2017 to stockholders’ equity of $15.9 million at June 30, 2018, an increase of $26.8 million, or approximately 247%, primarily due to the stock offerings completed in the 2018 period, partially offset by a net loss of $9.6 million for the six months ended June 30, 2018.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $9.4 million and $10.9 million for the six months ended June 30, 2018 and 2017, respectively. Our operating activities used $10.1 million and $11.7 million of net cash during the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, we had an accumulated deficit of $370.9 million, working capital of $20.2 million, and cash and cash equivalents of $29.5 million.  We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the fourth quarter of 2019.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months ended June 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(10,133,000)	$(11,749,000)
Investing activities	—	—
Financing activities	35,657,000	5,317,000
Effect of foreign currency translation	(8,000)	21,000
Net decrease in cash and cash equivalents	$25,516,000	$(6,411,000)

Net cash used in operating activities

Net cash used in operating activities was $10.1 million for the six months ended June 30, 2018 and consisted primarily of a net loss of $9.4 million, including a favorable change in fair value of warrant liability of $1.3 million, partially offset by $0.6 million of noncash stock-based compensation and depreciation expense. Changes in operating assets and liabilities resulted in a net increase in cash of $0.7 million. Significant changes in operating assets and liabilities included a decrease in prepaid expenses and other current assets of $0.3 million as a result of prepayments of fees to our vendors relating to clinical trial contracts.  Accounts payable and accrued liabilities increased by $0.7 million as a result of the timing of receipt and payment of vendor invoices and the write-off of liabilities of our GBO preclinical collaboration.  Deferred revenue decreased $0.2 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

Net cash provided by investing activities

There was no net cash provided by or used in investing activities for the six months ended June 30, 2018 or 2017.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $35.7 million, which resulted from the proceeds received from the sale of common stock and exercise of warrants. Net cash provided by financing activities for the six months ended June 30, 2017 was $5.3 million resulting from the issuance of common stock in April, 2017.

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

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

At the Company’s Annual Meeting of Stockholders on June 27, 2018, the Company’s stockholders approved a proposal to amend the Company’s Tenth Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of its common stock, par value $0.01 per share, at a ratio of between 1 for 5 and 1 for 15, with the Company’s Board of Directors having the sole discretion to effect the reverse stock split at any time within 90 days after the Annual Meeting, to fix the specific ratio for the reverse stock split so long as it is within the range approved by the stockholders, and to abandon the amendment prior to its effectiveness.

If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. At that time, the Company may appeal the Nasdaq Staff’s determination to a Hearings Panel.

The Company intends to monitor the closing bid price of the Company’s common stock and consider its available options to resolve the noncompliance with the minimum bid price requirement. No determination regarding the Company’s response has been made at this time. There can be no assurance however that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.  If the Company’s securities are delisted, it could be more difficult to buy or sell the Company’s securities and to obtain accurate quotations, and the price of the Company’s securities could suffer a material decline. Delisting could also impair the Company’s liquidity and ability to raise capital.

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

On March 26, 2018, the Company agreed to issue to World Wide Holdings, LLC d/b/a Invictus Resources (“Invictus”), in connection with that certain Master Services Agreement between the Company and Invictus, warrants for Common Stock.  The warrants issuable as of March 26, 2018 are exercisable for (i) 75,000 shares of common stock at a price of $0.94 per share of Common Stock and (ii) 125,000 shares of common stock at a price of $1.41 per share of common stock.  On June 13, 2018, in consideration of an extension of services by Invictus, the Company issued additional warrants to Invictus, exercisable for 225,000 shares of common stock at a price of $0.52 per share. The sale of such securities to Invictus was not registered under the Securities Act because it was made in a transaction exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder..

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Designation of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 30, 2018).
3.2

Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2018)

4.1	Form of Preferred Stock Warrant issued as of May 1, 2018 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2018).
4.3	Form of Pre-Funded Warrant issued as of May 1, 2018 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on Aril 30, 2018).
10.1

Form of Lock-Up Waiver Agreement, dated as of April 16, 2018, by and among the Company, H.C. Wainwright & Co., LLC and each of the warrantholders identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on Aril 30, 2018).

10.2	Amended and Restated Employment Agreement, effective as of June 19, 2018, by and between the Company and Steven M. Fruchtman, M.D.
10.3

Onconova Therapeutics, Inc. 2018 Omnibus Incentive Compensation Plan, as approved by the stockholders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2018).

10.4

Form of Nonqualified Stock Option Award Agreement under the Onconova Therapeutics, Inc. 2018 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2018).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.1	Section 1350 Certifications of Principal Executive Officer
32.2	Section 1350 Certifications of Principal Financial Officer

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Designation of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 30, 2018).
3.2

Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2018)

4.1	Form of Preferred Stock Warrant issued as of May 1, 2018 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2018).
4.3	Form of Pre-Funded Warrant issued as of May 1, 2018 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on Aril 30, 2018).
10.1

Form of Lock-Up Waiver Agreement, dated as of April 16, 2018, by and among the Company, H.C. Wainwright & Co., LLC and each of the warrantholders identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on Aril 30, 2018).

10.2	Amended and Restated Employment Agreement, effective as of June 19, 2018, by and between the Company and Steven M. Fruchtman, M.D.
10.3

Onconova Therapeutics, Inc. 2018 Omnibus Incentive Compensation Plan, as approved by the stockholders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2018).

10.4

Form of Nonqualified Stock Option Award Agreement under the Onconova Therapeutics, Inc. 2018 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2018).

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

ONCONOVA THERAPEUTICS, INC.

Dated: August 14, 2018

/s/ RAMESH KUMAR, Ph.D.
Ramesh Kumar, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: August14, 2018

/s/ MARK GUERIN
Mark Guerin
Chief Financial Officer
(Principal Financial Officer)