Form 10-Q
period 2018-09-30
Onconova Therapeutics, Inc.
filed 2018-11-14
CIK 1130598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒    Yes      ☐    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).       ☒    Yes      ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of November 1, 2018 was 5,674,220

ONCONOVA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

All common stock, equity, share and per share amounts have been retroactively adjusted to reflect a one-for-fifteen reverse stock split which was effective September 25, 2018.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Onconova Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,384,000	$4,024,000
Receivables	24,000	59,000
Prepaid expenses and other current assets	696,000	820,000
Total current assets	23,104,000	4,903,000
Property and equipment, net	20,000	64,000
Other non-current assets	12,000	12,000
Total assets	$23,136,000	$4,979,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,264,000	$6,186,000
Accrued expenses and other current liabilities	3,488,000	3,335,000
Deferred revenue	455,000	455,000
Total current liabilities	8,207,000	9,976,000
Warrant liability	319,000	1,773,000
Deferred revenue, non-current	3,750,000	4,091,000
Total liabilities	12,276,000	15,840,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized at September 30, 2018 and December 31, 2017, none issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 250,000,000 and 25,000,000 authorized at September 30, 2018 and December 31, 2017, 5,674,220 and 718,078 shares issued and outstanding at September 30, 2018 and December 31, 2017	57,000	8,000
Additional paid in capital	387,055,000	350,614,000
Accumulated other comprehensive income	(7,000)	3,000
Accumulated deficit	(376,245,000)	(362,316,000)
Total Onconova Therapeutics, Inc. stockholders’ equity (deficit)	10,860,000	(11,691,000)
Non-controlling interest	—	830,000
Total stockholders’ equity (deficit)	10,860,000	(10,861,000)

Total liabilities and stockholders’ equity (deficit)	$23,136,000	$4,979,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$120,000	$110,000	$1,169,000	$644,000
Operating expenses:
General and administrative	1,729,000	1,728,000	5,672,000	5,623,000
Research and development	3,985,000	5,141,000	12,632,000	14,641,000
Total operating expenses	5,714,000	6,869,000	18,304,000	20,264,000
Loss from operations	(5,594,000)	(6,759,000)	(17,135,000)	(19,620,000)

Gain on dissolution of GBO	—	—	693,000	—
Change in fair value of warrant liability	129,000	(210,000)	1,454,000	1,716,000
Other income, net	117,000	8,000	229,000	19,000
Net loss	(5,348,000)	(6,961,000)	(14,759,000)	(17,885,000)
Net loss attributable to non-controlling interest	—	—	(163,000)	—
Net loss attributable to Onconova Therapeutics, Inc.	$(5,348,000)	$(6,961,000)	$(14,922,000)	$(17,885,000)
Net loss per share, basic and diluted	$(0.94)	$(10.60)	$(4.14)	$(31.37)
Basic and diluted weighted average shares outstanding	5,674,125	656,744	3,601,679	570,123

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss	$(5,348,000)	$(6,961,000)	$(14,759,000)	$(17,885,000)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments, net	(2,000)	9,000	(10,000)	30,000
Other comprehensive income (loss), net of tax	(2,000)	9,000	(10,000)	30,000
Comprehensive loss	(5,350,000)	(6,952,000)	(14,769,000)	(17,855,000)
Comprehensive loss attributable to non-controlling interest	—	—	(163,000)	—
Comprehensive loss attributable to Onconova Therapeutics, Inc.	$(5,350,000)	$(6,952,000)	$(14,932,000)	$(17,855,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statement of Stockholders’ (Deficit) Equity (unaudited)

	Stockholders’ Equity (Deficit)
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive	Non-controlling
	Shares	Amount	Capital	deficit	income (loss)	interest	Total

Balance at December 31, 2017	718,078	$8,000	$350,614,000	$(362,316,000)	$3,000	$830,000	$(10,861,000)

Net loss	—	—	—	(14,922,000)	—	163,000	(14,759,000)
Other comprehensive loss	—	—	—	—	(10,000)	—	(10,000)
Stock-based compensation	—	—	833,000	—	—	—	833,000
Dissolution of GBO	—	—	—	993,000	—	(993,000)	—
Shares issued in connection with reverse stock split	101	—	—	—	—	—	—
Issuance of common stock and pre-funded warrants, net	4,215,581	42,000	35,026,000	—	—	—	35,068,000
Issuance of common stock upon exercise of warrants	740,460	7,000	582,000	—	—	—	589,000
Balance at September 30, 2018	5,674,220	$57,000	$387,055,000	$(376,245,000)	$(7,000)	$—	$10,860,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months ended September 30,
	2018	2017
Operating activities:
Net loss	$(14,759,000)	$(17,885,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,000	69,000
Change in fair value of warrant liabilities	(1,454,000)	(1,716,000)
Stock compensation expense	833,000	1,333,000
Gain on dissolution of GBO	(693,000)	—
Changes in assets and liabilities:
Receivables	35,000	(26,000)
Prepaid expenses and other current assets	124,000	588,000
Accounts payable	(1,229,000)	113,000
Accrued expenses and other current liabilities	153,000	(1,283,000)
Deferred revenue	(341,000)	(340,000)
Net cash used in operating activities	(17,287,000)	(19,147,000)

Investing activities:
Net cash provided by investing activities	—	—

Financing activities:
Proceeds from the sale of common stock and warrants, net of costs	35,068,000	5,317,000
Proceeds from the exercise of warrants	589,000	—
Net cash provided by financing activities	35,657,000	5,317,000
Effect of foreign currency translation on cash	(10,000)	30,000
Net increase (decrease) in cash and cash equivalents	18,360,000	(13,800,000)
Cash and cash equivalents at beginning of period	4,024,000	21,400,000
Cash and cash equivalents at end of period	$22,384,000	$7,600,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Reverse Stock Split

All common stock, equity, share and per share amounts in the financial statements and notes have been retroactively adjusted to reflect a one-for-fifteen reverse stock split which was effective September 25, 2018.

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

On September 25, 2018, the Company amended its certificate of incorporation to effect a one-for-fifteen reverse stock split of its common stock.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity

The Company has incurred recurring operating losses since inception. For the nine months ended September 30, 2018, the Company incurred a net loss of $14,759,000 and as of September 30, 2018 the Company had generated an accumulated deficit of $376,245,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At September 30, 2018, the Company had cash and cash equivalents of $22,384,000. The Company will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

From its inception through July 2013, the Company raised capital through the private issuance of preferred stock. On July 30, 2013, the Company completed its initial public offering (the “IPO”) of 39,611 shares of Common Stock, at a price of $2,250.00 per share. The Company received net proceeds of $79,811,000 from the sale, net of underwriting discounts and commissions and other estimated offering expenses. Immediately prior to the consummation of the IPO, all outstanding shares of preferred stock automatically converted into shares of Common Stock at the applicable conversion ratio then in effect. From the IPO through December 31, 2016, the Company closed on several offerings which included Common Stock and warrants. Total net proceeds from these offerings was approximately $24.9 million.

On April 26, 2017 the Company closed on an underwritten public offering of 165,079 shares of Common Stock. On May 17, 2017, the Company sold an additional 24,239 shares as a result of the underwriter’s exercise of its over-allotment option. Net proceeds from these transactions were approximately $5.3 million. (See Note 13)

On November 14, 2017 the Company closed on a registered direct offering to select accredited investors of 61,333 shares of common stock. Net proceeds were approximately $1.1 million. (See Note 13)

On February 12, 2018 the Company closed on an offering of units of common stock and warrants. The Company issued 467,000 shares of common stock, pre-funded warrants to purchase 196,167 share of common stock, and preferred stock warrants to purchase shares of Series A convertible preferred stock convertible into 696,325 shares of common stock. Net proceeds were approximately $8.7 million. (See Note 13)

On May 1, 2018 the Company closed on an offering of units of common stock and warrants. The Company issued 3,694,118 shares of common stock, pre-funded warrants to purchase 815,686 shares of common stock, and preferred stock warrants to purchase shares of Series B convertible preferred stock convertible into 4,509,804 shares of common stock. Net proceeds were approximately $25.6 million. (See Note 13)

The Company has and may continue to delay, scale-back, or eliminate certain of its research and development activities and other aspects of its operations until such time as the Company is successful in securing additional funding. The Company continues to explore various dilutive and non-dilutive sources of funding, including equity financings, strategic alliances, business development and other sources. The future success of the Company is dependent upon its ability to obtain additional funding. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. The Company currently anticipates that current cash and cash equivalents will be sufficient to meet its anticipated cash requirements into the fourth quarter of 2019. Accordingly, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017, the consolidated statement of stockholders’ (deficit) equity for the nine months ended September 30, 2018 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2018, the results of its operations for the three and nine months ended September 30, 2018 and 2017, and its cash flows for the nine months ended September 30, 2018 and 2017. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2018 and 2017 are unaudited. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K filed with the SEC on March 16, 2018.

Certain prior year amounts have been reclassified to conform to current period presentation.  All common stock, equity, share and per share amounts in the financial statements and notes have been retroactively adjusted to reflect a one-for-fifteen reverse stock split which was effective September 25, 2018.

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

License, Collaboration and Other Revenues

The Company enters into licensing and collaboration agreements, under which it licenses certain of its product candidates’ rights to third parties.  The Company recognizes revenue related to these agreements in accordance with ASC 606. The terms of these arrangements typically include payment from third parties of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of the licensed product.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In February 2016, the FASB issued guidance which supersedes much of the current guidance for leases. The new standard requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of the new guidance, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company is currently reviewing its leases and evaluating the impact of the adoption of the standard on its consolidated financial statements.

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

3.  Revenue

The Company’s revenue during the three and nine months ended September 30, 2018 and 2017 was from its license and collaboration agreements with SymBio, HanX and Pint (See Note 10).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Symbio
Upfront license fee recognition over time	$114,000	$110,000	$341,000	$337,000
Supplies	6,000	—	59,000	307,000

Hanx
Upfront license payment regognized at a point in time	—	—	450,000	—

Pint
Upfront license payment recognized at a point it time	—	—	319,000	—

	$120,000	$110,000	$1,169,000	$644,000

Deferred revenue is as follows:

Symbio
Upfront Payment

Deferred balance at December 31, 2017	$4,546,000
Recognition to revenue	341,000

Deferred balance at September 30, 2018	$4,205,000

See Note 10, “License and Collaboration Agreements,” for a further discussion of the agreements with SymBio and HanX.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4.  Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at September 30, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive (reflects the number of common shares as if the dilutive securities had been converted to common stock):

	September 30,
	2018	2017
Warrants	5,725,506	219,651
Stock options	332,918	60,492
	6,058,424	280,143

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

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the nine months ended September 30, 2018 is as follows:

				Balance				Balance
		Exercise	Expiration	Decemeber 31,	Warrants	Warrants	Warrants	September 30,
Description	Classification	Price	Date	2017	Issued	Exercised	Expired	2018

Non-tradable warrants	Liability	$172.50	July 2021	6,456	—	—	—	6,456
Tradable warrants	Liability	$73.80	July 2021	212,801	—	—	—	212,801
Non-tradable pre-funded warrants	Equity	$0.15	July 2023	394	—	—	—	394
Non-tradable warrants	Equity	$6.69375	*	—	663,167	—	—	663,167
Non-tradable warrants	Equity	$7.96875	*	—	33,158	—	—	33,158
Non-tradable warrants	Equity	$14.10	March 2021	—	5,000	—	—	5,000
Non-tradable warrants	Equity	$21.15	March 2021	—	8,333	—	—	8,333
Non-tradable warrants	Equity	$7.7895	June 2021	—	15,000	—	—	15,000
Non-tradable pre-funded warrants	Equity	$0.15	none	—	196,167	(110,000)	—	86,167
Non-tradable warrants	Equity	$6.375	**	—	4,509,804	(76,842)	—	4,432,962
Non-tradable pre-funded warrants	Equity	$0.15	none	—	815,686	(553,618)	—	262,068

				219,651	6,246,315	(740,460)	—	5,725,506

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Detail

Prepaid expenses and other current assets:

	September 30,	December 31,
	2018	2017

Research and development	$335,000	$514,000
Manufacturing	81,000	48,000
Insurance	177,000	181,000
Other	103,000	77,000
	$696,000	$820,000

Property and equipment:

	September 30,	December 31,
	2018	2017

Property and equipment	$2,228,000	$2,228,000
Accumulated depreciation	(2,208,000)	(2,164,000)
	$20,000	$64,000

Accrued expenses and other current liabilities:

	September 30,	December 31,
	2018	2017

Research and development	$2,102,000	$1,912,000
Employee compensation	1,195,000	1,258,000
Professional fees	191,000	165,000
	$3,488,000	$3,335,000

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

On January 5, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional investor providing for the issuance and sale by the Company of 12,912 shares of Common Stock, at a purchase price of $142.50 per share and warrants to purchase up to 6,456 shares of Common Stock (the “Warrants”) for aggregate gross proceeds of $1,840,000 (see Note 13). The Company has classified the warrants as a liability (see Note 5). The fair value was estimated using the Black-Scholes pricing model.

On July 29, 2016 the Company closed on a Rights Offering, issuing 239,986 shares of Common Stock, 212,801 Tradable Warrants and 43,760 Pre-Funded Warrants. The Tradable Warrants are exercisable for a period of five years for one share of Common Stock at an exercise price of $73.80 per share. After the one-year anniversary of issuance, the Company may redeem the Tradable Warrants for $0.001 per Tradable Warrant if the volume weighted average price of its Common Stock is above $184.50 for each of 10 consecutive trading days (see Note 13). The Company has classified the Tradable Warrants as a liability (see Note 5). The Tradable Warrants have been listed on the Nasdaq Capital Market since issuance and the Company regularly monitors the trading activity. During the period from issuance on July 29, 2016 through March 31, 2017 the Company determined that trading volume was insufficient to use the Nasdaq Capital Market value to determine the fair value of the warrant liability. The fair value was estimated using the Black-Scholes pricing model. During the quarter ended June 30, 2017, the Company determined that an active and orderly market for the Tradable Warrants had developed and that the Nasdaq Capital Market price was the best indicator of fair value of the warrant liability. Consequently, the Company changed its valuation technique from the Black-Scholes pricing model to the quoted market price, effective April 1, 2017. The change in valuation technique resulted in a reclassification of the liability within the valuation hierarchy from Level 3 to Level 1. The quoted market price was used to determine the fair value at December 31, 2017 and September 30, 2018.

The Company estimated the fair value of the non-tradable warrant liability at September 30, 2018, using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.88%
Expected volatility	78.94%
Expected term	2.78 years
Expected dividend yield	0%

Expected volatility is based on the historical volatility of the Company’s Common Stock since its IPO in July 2013.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Fair Value Measurements (Continued)

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	Fair Value Measurement as of:
	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance

Tradable warrants liability	$318,000	$—	$—	$318,000	$1,755,000	$—	$—	$1,755,000
Non-tradable warrants liability	—	—	1,000	1,000	—	—	18,000	18,000
Total	$318,000	$—	$1,000	$319,000	$1,755,000	$—	$18,000	$1,773,000

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2018:

Warrant Liability
Balance at December 31, 2017	$18,000
Change in fair value upon re-measurement	(14,000)
Balance at March 31, 2018	4,000
Change in fair value upon re-measurement	(3,000)
Balance at June 30, 2018	1,000
Change in fair value upon re-measurement	—
Balance at September 30, 2018	$1,000

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

The 2013 Equity Compensation Plan (the “2013 Plan”), amended, restated and renamed the 2007 Plan. Under the 2013 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, deferred share awards, performance awards and other equity-based awards to employees, directors and consultants. The Company initially reserved 40,719 shares of Common Stock for issuance, subject to adjustment as set forth in the 2013 Plan. The 2013 Plan included an evergreen provision, pursuant to which the maximum aggregate number of shares that may be issued under the 2013 Plan is increased on the first day of each fiscal year by the lesser of (a) a number of shares equal to four percent (4%) of the issued and outstanding Common Stock of the Company, without duplication, (b) 13,333 shares and (c) such lesser number as determined by the Company’s board of directors, subject to specified limitations.

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

Under the 2018 Plan, the Company may grant incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors and consultants, and advisors. The maximum aggregate number of shares of the Company’s common stock that may be issued under the 2018 Plan is 402,354, which is equal to the sum of (i) 400,000 shares of the Company’s common stock, plus (ii) 2,354 shares, which is the number of shares of the Company common stock reserved for issuance under the 2013 Plan that remained available as of the effective date of the 2018 Plan. In addition, the number of shares of common stock subject to outstanding awards under the 2013 Plan that terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares under the 2013 Plan after the effective date of the 2018 Plan will be available for issuance under the 2018 Plan. At September 30, 2018, there were 141,006 shares available for future issuance.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense as follows for the three and six months ended September 30, 2018 and 2017:

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
General and administrative	$159,000	$250,000	$420,000	$769,000
Research and development	136,000	181,000	363,000	563,000
	$295,000	$431,000	$783,000	$1,332,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.  Stock-Based Compensation (Continued)

A summary of stock option activity for the six months ended September 30, 2018 is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2017	3,842	59,666	$855.30	6.72	$0
Authorized	413,333	—
Granted	(283,405)	283,405	$8.01
Exercised	—	—	$—
Forfeitures	10,153	(10,153)	$916.15
Cancelled	(2,917)
Balance, September 30, 2018	141,006	332,918	$87.52	9.33	$0
Vested or expected to vest, September 30, 2018		321,163	$540.62	6.94	$0
Exercisable at September 30, 2018		48,677	$540.62	6.94	$0

Information with respect to stock options outstanding and exercisable at September 30, 2018 is as follows:

Exercise Price	Shares	Exercisable
$6.90 – $7.05	261,350	—
$16.35 – $97.50	50,901	28,948
$222.00 - $225.00	1,952	1,503
$348.00 – $597.00	4,962	4,539
$651.00 – $1,129.50	5,659	5,593
$1,992.00 - $2,268.00	7,738	7,738
$4,156.50 - $4,371.00	356	356
	332,918	48,677

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

As of September 30, 2018, there was $1,767,000 of unrecognized compensation expense related to the unvested stock options issued from April 24, 2013 through September 30, 2018, which is expected to be recognized over a weighted-average period of approximately 2.39 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

	Nine Months ended September 30,
	2018	2017
Risk-free interest rate	2.86%	2.03%
Expected volatility	79.13%	79.06%
Expected term	5.92 years	6.00 years
Expected dividend yield	0%	0%
Weighted average grant date fair value	$5.31	$26.55

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through September 30, 2018 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

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

Under the terms of the Securities Purchase Agreement, Pint agreed to make an upfront equity investment in the Company at a specified premium to the Company’s share price. Pursuant to the Securities Purchase Agreement, closing of the upfront equity investment occurred on April 4, 2018 and Pint purchased 54,463 shares of common stock for $1,250,000. The total amount of the premium was $319,000 and this amount was allocated to the license.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Related-Party Transactions

The Company has entered into a research agreement, as subsequently amended, with the Mount Sinai School of Medicine (“Mount Sinai”), with which a member of its board of directors and a stockholder is affiliated. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in collaboration with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions, resulting therefrom. Payments to Mount Sinai under this research agreement for the three months ended September 30, 2018 and 2017 were $88,000 and $88,000, respectively, and for the nine months ended September 30, 2018 and 2017 were $263,000 and $263,000, respectively. At September 30, 2018 and December 31, 2017, the Company had $88,000 and $526,000, respectively, payable to Mount Sinai under this agreement.

The Company has entered into a consulting agreement with a member of its board of directors, who is also a significant stockholder of the Company. The board member provides consulting services to the Company on the terms set forth in the agreement. Payments to this board member for the three months ended September 30, 2018 and 2017 were $33,000 and $33,000, respectively, and for the nine months ended September 30, 2018 and 2017 were $99,000 and $99,000, respectively. At September 30, 2018 and December 31, 2017, the Company had $33,000 and $33,000, respectively, payable under this agreement.

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

Upon execution of the Lincoln Park purchase agreement, Lincoln Park made an initial purchase of 5,645 shares of the Company’s Common Stock for $1,500,000. Subject to the terms and conditions of the purchase agreement, including the effectiveness of a registration statement covering the resale of the shares, the Company has the right to sell to and Lincoln Park is obligated to purchase up to an additional $15,000,000 of shares of Common Stock, subject to certain limitations, from time to time until December 1, 2018. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 666 shares of Common Stock on any business day, increasing to up to 1,666 shares depending upon the closing sale price of the Common Stock (such purchases, “Regular Purchases”). However, in no event shall a Regular Purchase be more than $1,000,000. The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a Regular Purchase the closing sale price of the Common Stock is not below the threshold price as set forth in the Purchase Agreement. The Company’s sales of shares of Common Stock to Lincoln Park under the Purchase Agreement were limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 4.99% of the then-outstanding shares of the Common Stock, which limit increased to 9.99% on May 1, 2016.

Pursuant to the terms of the Lincoln Park purchase agreement and to comply with the listing rules of the Nasdaq Stock Market, the number of shares issued to Lincoln Park thereunder shall not exceed 19.99% of the Company’s shares outstanding on October 8, 2015 unless the approval of the Company’s stockholders is obtained. This limitation shall not apply if the average price paid for all shares issued and sold under the purchase agreement is equal to or greater than $233.40. The Company is not required or permitted to issue any shares of Common Stock under the Lincoln Park purchase agreement if such issuance would breach the Company’s obligations under the listing rules of the Nasdaq Stock Market.

As consideration for entering into the purchase agreement, the Company issued to Lincoln Park 1,333 shares of Common Stock. Lincoln Park represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Securities Registrations and Sales Agreements (continued)

In December 2016, the Company entered into a sales agreement (the “Sales Agreement”) with FBR Capital Markets & Co. (“FBR”) to create an at-the-market equity program (“ATM Program”) under which the Company from time to time may offer and sell shares of its common stock through FBR. The Shares to be sold under the Sales Agreement were issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No 333-199219), previously filed with the SEC on October 8, 2014 and declared effective by the SEC on November 20, 2014. A prospectus supplement related to the Company’s ATM Program was filed with the SEC on December 5, 2016. Sales under the Sales Agreement were 1,367 shares for net proceeds of approximately $64,000. The Sales Agreement was terminated effective April 19, 2017.

On April 20, 2017, the Company entered into an underwriting agreement with Laidlaw & Company (UK) Ltd. (“Laidlaw”), with respect to the issuance and sale in an underwritten public offering by the Company of 165,079 shares of Common Stock, at a price to the public of $31.50 per share. Pursuant to the underwriting agreement, the Company granted Laidlaw a 45-day option to purchase up to an additional 24,239 shares. The underwriting agreement contained customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and Laidlaw, including for liabilities under the Securities Act of 1933, as amended (the “Securities Act”), other obligations of the parties and termination provisions. The offering closed on April 26, 2017 and the proceeds to the Company, net of expenses, were approximately $4.6 million. On May 12, 2017, Laidlaw exercised their option to purchase 24,239 additional shares. Closing on the additional shares was May 17, 2017 and the proceeds to the Company, net of expenses, were approximately $0.7 million.

On November 9, 2017, the Company entered into a placement agency agreement with Laidlaw relating to the Company’s registered direct offering, issuance and sale to select accredited investors of 61,333 shares of the Company’s common stock at a price of $22.50 per share on a best efforts basis. These shares are registered under the Securities Act on the Company’s Registration Statement on Form S-3 (File No. 333-199219). The offering closed on November 14, 2017. The net proceeds to the Company from the offering, after deducting placement agent fees and other expenses, were approximately $1,082,000. The Company intends to use the net proceeds from this offering to fund the development of its clinical and preclinical programs, for other research and development activities and for general corporate purposes, which may include capital expenditures and funding its working capital needs.

On February 8, 2018, the Company entered into an underwriting agreement (the “February 2018 Underwriting Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), relating to the public offering (the “February 2018 Offering”) of 380,500 shares of the Company’s common stock and pre-funded warrants (the “February 2018 Pre-Funded Warrants”) to purchase an aggregate of 196,167 shares of common stock. Each share of common stock or February 2018 Pre-Funded Warrant, as applicable, was sold as a unit with a warrant to purchase Series A Preferred Stock which is convertible to common stock (the “February 2018 Preferred Stock Warrants”). Each February 2018 Preferred Stock Warrant is for one-fifteenth of a share of common stock, on an as converted basis. The combined public offering price was $15.15 per common stock unit or $15.00 per February 2018 Pre-Funded Warrant unit.

The Company also granted HCW a 30-day option to purchase up to 86,500 additional shares of common stock at a purchase price of $15.00 per share and February 2018 Preferred Stock Warrants to purchase shares of Series A Preferred Stock convertible into 86,500 shares of common stock at a purchase price of $0.15 per February 2018 Preferred Stock Warrant, less the underwriting discounts and commissions. Prior to closing, HCW exercised this option in full.

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

The shares of common stock or February 2018 Pre-Funded Warrants, as applicable, and the accompanying February 2018 Preferred Stock Warrants could only be purchased together as a unit in the offering but were issued as separate securities.

The February 2018 Pre-Funded Warrants are exercisable immediately at an exercise price of $0.15 per share, may be exercised until they are exercised in full, and may be exercised on a cashless basis in certain circumstances specified therein.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Securities Registrations and Sales Agreements (continued)

The February 2018 Preferred Stock Warrants are exercisable immediately for Series A Preferred Stock at an exercise price of $15.15 per common share, on an as converted basis and will expire on the earlier of (A) the one-month anniversary of the date on which the Company publically releases topline results of the INSPIRE Pivotal phase 3 that compare the overall survival (OS) of patients in the rigosertib group vs the Physician’s Choice group, in all patients and in a subgroup of patients with IPSS-R very high risk and (B) December 31, 2019. The February 2018 Preferred Stock Warrants may be exercised on a cashless basis in certain circumstances specified therein.

HCW acted as sole book-running manager for the offering, which was a firm commitment underwritten public offering pursuant to a registration statement on Form S-1 (Registration No. 333-222374) that was declared effective by the SEC on February 7, 2018. The offering was made only by means of a prospectus forming a part of the effective registration statement. The Company paid HCW a commission equal to 7.0% of the gross proceeds of the offering, a management fee equal to 1.0% of the gross proceeds of the offering and other expenses. As additional compensation, the Company issued warrants to HCW exercisable for shares of Series A Preferred Stock, which are convertible into 33,158 shares of common stock subject to the terms of the Series A Preferred Stock. These warrants have substantially the same terms as the February 2018 Preferred Stock Warrants except that the exercise price per share is equal to $18.9375 per share of common stock, on an as converted basis. On September 24, 2018, in exchange for HCW agreement to provide shareholder advisory services to the Company for a period of three months starting on September 24, 2018, the Company repriced these warrants to an exercise price per share equal to $7.96875 per share of common stock, on an as converted basis.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Securities Registrations and Sales Agreements (continued)

On April 27, 2018, the Company entered into an underwriting agreement with HCW relating to the public offering (the “April 2018 Offering”) of 3,105,882 shares of the Company’s common stock and pre-funded warrants (the “May 2018 Pre-Funded Warrants”) to purchase an aggregate of 815,686 shares of common stock. Each share of common stock or May 2018 Pre-Funded Warrant, as applicable, was sold as a unit with a warrant to purchase Series B Preferred Stock which is convertible to common stock (the “May 2018 Preferred Stock Warrants”). Each May 2018 Preferred Stock Warrant is for one-fifteenth of a share of common stock, on an as converted basis. The combined public offering price was $6.375 per common stock unit or $6.225 per May 2018 Pre-Funded Warrant unit.

The Company also granted HCW a 30-day option to purchase up to 588,235 additional shares of common stock at a purchase price of $6.225 per share and May 2018 Preferred Stock Warrants to purchase shares of Series B Preferred Stock convertible into 588,235 shares of common stock at a purchase price of $0.15 per May 2018 Preferred Stock Warrant, less the underwriting discounts and commissions. Prior to closing, HCW exercised this option in full.

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

The May 2018 Pre-Funded Warrants are exercisable immediately at an exercise price of $0.15 per share, may be exercised until they are exercised in full, and may be exercised on a cashless basis in certain circumstances.

The May 2018 Preferred Stock Warrants are exercisable immediately for Series B Preferred Stock at an exercise price of $6.375 per common share, on an as converted basis and will expire on the 18-month anniversary of June 8, 2018, the date on which the Company publicly announced through the filing of a Current Report on Form 8-K that a Certificate of Amendment to the Company’s Tenth Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 100,000,000 to 250,000,000, was filed with the Secretary of State of the State of Delaware. The May 2018 Preferred Stock Warrants may be exercised on a cashless basis in certain circumstances.

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

In connection with the February 2018 Offering, the Company agreed to certain restrictions (the “Company Lock-Up”) set forth in Section 5(j) of the February 2018 Underwriting Agreement. The Company Lock-Up, among other items, prohibited the Company, during a period of one hundred and thirty-five (135) days from February 8, 2018, without the prior written consent of HCW, from offering or selling any Common Stock or any securities convertible into or exercisable or exchangeable for Common Stock. In order to received HCW’s waiver of the Company Lock-Up, in connection with the April 2018 Offering, on April 16, 2018, the Company entered into a Lock-Up Waiver Agreement (the “Lock-Up Waiver Agreement”) with HCW and certain holders of the February 2018 Preferred Stock Warrants, pursuant to which (i) HCW waived the Company Lock-Up solely with respect to the April 2018 Offering, and (ii) the Company agreed to reduce the exercise price of the February 2018 Preferred Stock Warrants such that the exercise price of the February 2018 Preferred Stock Warrants shall be equal to 105% of the public offering price of common stock sold in the April 2018 Offering (but only to the extent that such public offering price is lower than the current exercise price of the February 2018 Preferred Stock Warrants) and that such repricing shall be effective concurrently with the closing of the April 2018 Offering. In accordance with the Lock-Up Waiver Agreements, the exercise price of the February 2018 Preferred Stock Warrants was repriced from $15.15 per share of common stock, on as converted basis to $6.69375 per share of common stock, on as converted basis, when the April 2018 Offering closed on May 1, 2018.

14. Subsequent Event

In October 2018, the Company was issued a new patent for rigosertib which extended protection into 2037. Previously, the Company had patent protection through 2027. The Symbio agreement (see Note 10) provides that the term of the agreement in a country is until the later of the expiration of marketing exclusivity in the country, a specified period of time after first commercial sale of rigosertib in such country, or the expiration of all valid claims of the licensed patents covering rigosertib or the manufacture or use of rigosertib in such country.

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

All common stock, equity, share and per share amounts have been retroactively adjusted to reflect a one-for-fifteen reverse stock split which was effective September 25, 2018.

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule product candidates primarily to treat cancer. Using our proprietary chemistry platform, we have created a library of targeted agents designed to work against cellular pathways important to cancer cells. We believe that the product candidates in our pipeline have the potential to be efficacious in a variety of cancers. We have one Phase 3 clinical-stage product candidate and two other clinical-stage product candidates (one of which is being developed for treatment of acute radiation syndromes) and several preclinical programs. Substantially all of our current effort is focused on our lead product candidate, rigosertib. Rigosertib has been tested in an intravenous formulation as a single agent for patients with higher-risk myelodysplastic syndromes (“MDS”), and an oral formulation in lower risk MDS as a single agent or in combination with azacitidine for patients with higher-risk MDS.

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

Our net losses were $14.8 million and $17.9 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $376.2 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met. As of September 30, 2018, we had $22.4 million in cash and cash equivalents.

In January 2016, we completed a sale of common stock and warrants for net proceeds of approximately $1.6 million. In July 2016, we completed a rights offering of units of common stock and warrants for net proceeds of $15.8 million. In December 2016, we entered into a sales agreement with FBR Capital Markets & Co. (“FBR”) to create an at-the-market equity program under which we from time to time may offer and sell shares of common stock through FBR. Sales under this sales agreement in 2017 were 1,367 shares for net proceeds of approximately $64,000. The sales agreement was terminated effective April 19, 2017. There were no sales of common stock under this program during the year ended December 31, 2016.

In April 2017, we closed on an underwritten public offering of 165,079 shares of common stock. In May 2017, we sold an additional 24,239 shares as a result of the underwriter’s exercise of its over-allotment option. Net proceeds from these transactions were approximately $5.3 million. In November 2017, we closed on a registered direct offering to select accredited investors of 61,333 shares of common stock. Net proceeds were approximately $1.1 million. In February 2018, we closed on an offering of units of common stock and warrants. We issued 467,000 shares of common stock, pre-funded warrants to purchase 196,167 shares of common stock, and preferred stock warrants to purchase shares of Series A convertible preferred stock convertible into 696,325 shares of common stock. Net proceeds were approximately $8.7 million. In May 2018, we closed on an offering of units of common stock and warrants. We issued 3,694,118 shares of common stock, pre-funded warrants to purchase 815,686 shares of common stock, and preferred stock warrants to purchase shares of Series B convertible preferred stock convertible into 4,509,804 shares of common stock. Net proceeds were approximately $25.6 million.

On March 21, 2018, we amended our certificate of incorporation to increase the number of authorized shares of common stock from 25,000,000 to 100,000,000. On June 7, 2018, we amended our certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 250,000,000.

On September 25, 2018, we amended our certificate of incorporation to effect a one-for-fifteen reverse stock split of our common stock.

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

The table below summarizes our rigosertib clinical stage programs.

				Expected	Potential Market Opportunity
Disease	Formulation	Indication	Stage	Timelines	(US)/Benefit
MDS	Intravenous	HR - following HMA failure No approved product following HMA failure	Phase 3 Interim analysis completed	Phase 3 completion 2019	~ 5,000 patients	No directly competing FDA approved product in the market

	Oral	HR - prior to HMAs In combination with AZA	Phase 2	-Phase 3 protocol in 2018 -Phase 3 trial expected in 2019 pending funding	~ 18,000	No oral NCE approved since 2005

	Oral	Lower Risk	Phase 2	Determine target patient population in 2019	> 10,000	Longer potential duration of treatment

RASopathies	Intravenous and oral	JMML/other RAS Pathway diseases	Phase 1	-NIH CRADA signed -Proof of concept 2019	Rare disease	Pediatric clinical trial

Rigosertib IV for higher-risk MDS

We are developing an IV version of rigosertib for the treatment of higher-risk MDS following the failure of HMA therapy. In early 2014, we announced topline survival results from our “ONTIME” trial, a multi-center Phase 3 clinical trial of rigosertib IV as a single agent versus best supportive care including low dose Ara-C. The ONTIME trial did not meet its primary endpoint of an improvement in overall survival in the intent-to-treat population, although improvements in median overall survival were observed in various pre-specified and exploratory subgroups of higher-risk MDS patients. As a result, a new pivotal trial referred to as INSPIRE is on-going to study what we believe is a more homogenous population in higher-risk MDS.

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

Enrollment for the INSPIRE Phase 3 trial for second-line higher-risk MDS patients is highly selective with stringent entry criteria as outlined above. Currently, the INSPIRE study has open more than 140 trial sites in 22 countries across four continents, including more than 20 sites open in Japan by our partner, SymBio Pharmaceuticals. The selection of countries and trial sites is carefully undertaken to ensure availability of appropriate patients meeting eligibility criteria. Since these criteria are purposely designed to be narrow and selective, extensive site screening and education is integral to our plan. At launch, the INSPIRE trial was expected to enroll 225 patients and the outcome is measured by overall survival.

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

After review of the interim data, in January 2018 the Independent Data Monitoring Committee (“DMC”) recommended continuation of the trial with a one-time expansion in enrollment, using a pre-planned sample size re-estimation, consistent with the SAP. As recommended by the DMC, the expanded INSPIRE study will continue to enroll eligible patients based on the current trial criteria of the overall ITT population and will increase enrollment by adding 135 patients to the original target to reach a total expected enrollment of 360 patients, with the aim of increasing the power of the trial. The targeted number of death events required for analyzing the results of the trial was increased from 176 to 288 events. Due to the adaptive trial design and the DMC’s assessment of the interim data, the INSPIRE trial will continue to analyze both the ITT and the VHR population for the primary endpoint of overall survival. The design of the trial with the expanded study enrollment will be identical to the current study design and will include the sequential analysis of the overall survival endpoint in the ITT population and if required the pre-specified VHR subgroup. The Company remains blinded to the specific interim analysis results. Following the interim analysis, we have expanded the INSPIRE Phase 3 trial at new sites in previously participating countries and anticipate expanding into new geographical regions. We continue to evaluate potential new sites and countries to enhance enrollment, while adhering to the stringent entry criteria to ensure that only appropriate patients are enrolled. We anticipate completion of the INSPIRE trial in the second half of 2019.

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

Next steps for rigosertib oral in combination with azacitidine for higher-risk MDS

Following an end of Phase 2 meeting with the Food and Drug Administration (FDA) in September 2016, we began development of a Phase 3 protocol. The Phase 3 trial will be designed as a global 1:1 randomized, placebo-controlled trial of rigosertib oral plus azacitidine compared to azacitidine plus oral placebo. Based on the results of the Phase 1/2 Study, a full dose of azacitidine will be used in combination with rigosertib oral, as defined in the product insert for azacitidine. The patient population studied in this proposed trial will be first-line (HMA naïve) higher-risk MDS patients. The primary endpoint for assessment of efficacy will be the composite Response Rate of complete remission (CR) + partial remission (PR,) as per the IWG 2006 Response Criteria. The trial will be under the review of a DMC. Formal FDA review may be sought via the Special Protocol Assessment (SPA) mechanism. We will not commence the Phase 3 trial without additional financing.

While the Phase 3 trial is being designed, we have expanded the Phase 1/2 trial cohort by enrolling 45 additional patients. Under a protocol expansion, we are using the expanded cohorts to explore dose optimization regarding efficacy and safety by increasing the dose of rigosertib oral to a total of 1120 mg in combination with full dose azacitidine and varying the dose administration scheme of rigosertib oral (560 mg before breakfast and 560 mg after lunch or 840 mg before breakfast and 280 mg after lunch) to identify an optimal dose and schedule. During this expansion, we also instituted risk-mitigation strategies, as further described below, in order to address a urinary adverse event of interest, hematuria. After amendments were filed with the regulatory agencies, we started the expansion phase of this trial in the U.S. sites that participated in the initial trial. Since the trial initiation, we have added additional US sites to complete enrollment of the expanded trial. The first patient was enrolled in April 2017 and as of April 2018, complete enrollment of 45 patients was achieved in the expansion trial; and the trial is ongoing. Presentation of updated efficacy and safety data from rigosertib/azacitidine combination Phase 2 studies in MDS will be presented at the 60th American Society of Hematology (ASH) Annual Meeting & Exposition in December 2018.

In March 2018, at the 6th International Bone Marrow Failure Disease Symposium, we presented data on the incidence of hematuria in 37 higher-risk MDS patients receiving rigosertib oral in combination with azacitidine as part of the Phase 1/2 expanded cohort. In the first part of the Phase 1/2 study, prior to the study expansion, of 42 patients studied with oral rigosertib 840 mg total and azacitidine, the incidence of hematuria was 48%. In 37 patients studied with oral rigosertib 1120 mg total and azacitidine in the Phase 1/2 expanded cohort, with the use of risk-mitigating strategies to minimize hematuria, the incidence of hematuria was 11% at the time of the presentation.  The study is ongoing and we anticipate presenting updated data at the ASH Annual Meeting & Exposition in December 2018. The risk-mitigating strategies include the following:

2nd RIGO dose must be administered at 3 PM (±1 hour) at least 2 hours after lunch to minimize a nocturnal bladder dwell time	Oral hydration of at least two liters of fluid per day is encouraged	Recommended bladder emptying prior to bedtime	Urine pH reading approximately 2 hrs after AM dose. Sodium bicarbonate suggested administration of 650 TID if pH tests < 7.5

The comparison of the hematuria results from the two parts of this study are presented below:

Hematuria Comparison Between Rigosertib Combination Therapy Parts 1 and 2:

All Patients on Combination Part 1 (Rigosertib 840 mg total & Azacitidine)	42
Patients with hematuria	20(48)%
Patients with grade 1 or 2 hematuria	17(40)%
Patients with grade >3 hematuria	5(12)%

All Patients on Combination Part 2 (Rigosertib 1120 mg total & Azacitidine) with risk-mitigation strategies	37
Patients with hematuria	4(11)%
Patients with grade 1 or 2 hematuria	4(11)%
Patients with grade >3 hematuria	0(0)%

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

As part of the CRADA, we will provide rigosertib supplies and initial funding towards non-clinical studies. The NCI will fund the majority of the research, including the cost of the clinical trial, which is expected to start in 2019. The NCI is carrying out PK/PD and dose escalation studies in preclinical models in preparation of dosing pediatric patients with single agent rigosertib. A clinical trial Phase 1 pediatric protocol has been developed and will be reviewed by the Institutional Review Board of the NCI. Based on NCI guidance, we now expect the first patient to be treated in the first half of 2019.

In addition, pre-clinical studies are being conducted at the University of California San Francisco and funded through the Leukemia Lymphoma Society. While the NCI will conduct a trial for RASopathy related cancers in pediatric patients, Onconova will focus on initiating a trial as well in Juvenile Myelomonocytic Leukemia (JMML), a well-described RASopathy affecting children which is incurable without an allogenic hematopoietic stem cell transplant.

Other Programs

The vast majority of the Company’s efforts are now devoted to the advanced stage development of rigosertib for unmet medical needs of MDS patients. Other programs are either paused, inactive or require only minimal internal resources and efforts. Based on the mechanism of action of rigosertib, we are exploring studying rigosertib as a single agent or in combination with an existing approved therapy, possibly an immuno-oncology agent, in solid tumors where Ras mutations are frequently found, such as lung cancer or melanoma.

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

In March 2018, Onconova and HanX completed the pre-Investigational New Drug, or pre-IND, consultation with FDA. These discussions provided guidance for the manufacturing of ON 123300 and the pre-clinical development plan for the submission of an IND application. Filing of an IND is expected in the first half of 2019.

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

Some of our studies are ongoing and results may change as data becomes available.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

	Three Months ended September 30,
	2018	2017	Change
Revenue	$120,000	$110,000	$10,000
Operating expenses:
General and administrative	1,729,000	1,728,000	(1,000)
Research and development	3,985,000	5,141,000	1,156,000
Total operating expenses	5,714,000	6,869,000	1,155,000
Loss from operations	(5,594,000)	(6,759,000)	1,165,000
Gain on dissolution of GBO	—	—	—
Change in fair value of warrant liability	129,000	(210,000)	339,000
Other income (expense), net	117,000	8,000	109,000
Net loss	$(5,348,000)	$(6,961,000)	$1,613,000

Revenues

Revenues increased by $10,000, or 9%, for the three months ended September 30, 2018 when compared to the same period in 2017 as a result of slightly higher clinical supply revenue from SymBio in the 2018 period.

General and administrative expenses

General and administrative expenses increased by $1,000, or 0.1%, at $1.7 million for the three months ended September 30, 2018 and September 30, 2017. The increase was attributable to an increase in personnel related costs and franchise taxes, partially offset by a decrease in stock compensation expense due to the completion of vesting of 2013 grants in the 2017 period and lower grant date fair values for grants in the more recent past.

Research and development expenses

Research and development expenses decreased by $1.2 million, or 23%, to $3.9 million for the three months ended September 30, 2018 from $5.1 million for the three months ended September 30, 2017. This decrease was caused primarily by $0.9 lower expenses on INSPIRE and the 09-08 combination study. The decrease was also caused by lower manufacturing expenses of $0.1 million related to the timing of drug substance and drug product manufacturing, and lower consulting expenses of $0.2 million in the 2018 period.

Change in fair value of warrant liability

The fair value of the warrant liability decreased $0.1 million for the three months ended September 30, 2018, compared to an increase of $0.2 million for the three months ended September 30, 2017. This change was caused by the decrease in the fair market value of the warrants issued in our rights offering in 2016.

Other income (expense), net

Other income (expense), net, increased by $109,000 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due primarily to higher interest income related to higher cash balances in the 2018 period.

Comparison of the Nine Months Ended September 30, 2018 and 2017

	Nine Months ended September 30,
	2018	2017	Change
Revenue	$1,169,000	$644,000	$525,000
Operating expenses:
General and administrative	5,672,000	5,623,000	(49,000)
Research and development	12,632,000	14,641,000	2,009,000
Total operating expenses	18,304,000	20,264,000	1,960,000
Loss from operations	(17,135,000)	(19,620,000)	2,485,000
Gain on dissolution of GBO	693,000	—	693,000
Change in fair value of warrant liability	1,454,000	1,716,000	(262,000)
Other income (expense), net	229,000	19,000	210,000
Net loss	$(14,759,000)	$(17,885,000)	$3,126,000

Revenues

Revenues increased by $0.5 million for the nine months ended September 30, 2018 when compared to the same period in 2017 primarily as a result the recognition of revenue from license agreements with HanX and Pint during the 2018 period, partially offset by less clinical supply revenue from SymBio in the 2018 period.

General and administrative expenses

General and administrative expenses increased by $49,000 or 0.9%, to $5.7 million for the nine months ended September 30, 2018 from $5.6 million for the nine months ended September 30, 2017. Increases of $0.2 million of personnel costs related to higher bonus expense and $0.3 million in higher investor outreach costs were offset by $0.4 million lower stock compensation expense due to the completion of vesting of 2013 grants in the 2017 period and lower grant date fair value for grants in the more recent past.

Research and development expenses

Research and development expenses decreased by $2.0 million, or 14%, to $12.6 million for the nine months ended September 30, 2018 from $14.6 million for the nine months ended September 30, 2017. This decrease was caused by a decrease of $1.5 million in clinical and consulting expenses, including $1.2 million lower expenses on INSPIRE, and $0.4 million less consulting expense, partially offset by $0.1 million of higher expenses in the 09-08 combination expansion study in the 2018 period. The decrease was also caused by $0.9 million lower manufacturing costs due to timing of drug substance and drug product manufacturing, and lower stock compensation expense of $0.2 million, due to the completion of vesting of 2013 grants in the 2017 period and lower grant date fair values for grants in the more recent past. These decreases were partially offset by $0.6 million of higher personnel costs related to higher bonus expense.

Change in fair value of warrant liability

The change in fair value of the warrant liability was $1.5 million for the nine months ended September 30, 2018 compared to $1.7 million for the nine months ended September 30, 2017. The change in the fair value of the warrant liability in 2018 was caused by caused by the decrease in the fair market value of the warrants issued in our rights offering in 2016.

Other income (expense), net

Other income (expense), net, increased by $0.2 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due primarily to higher interest income related to higher cash balances in the 2018 period and less foreign exchange loss.

Financial Condition

Total assets increased $18.2 million, or approximately 365%, from $5 million at December 31, 2017 to $23.1 million at September 30, 2018.  The increase in total assets was due primarily to stock offerings completed in February and April, 2018 totaling net proceeds of approximately $34.3 million.  This increase in assets was partially offset by a decrease in cash as approximately $17.3 million was used in operations during the period.  Total liabilities decreased from $15.8 million at December 31, 2017 to $12.3 million at September 30, 2018, a decrease of $3.6 million, primarily as a result of the decrease in the warrant liability since December 31, 2017, a reduction in accounts payable and accrued expenses, and our recognition of deferred revenue under our SymBio agreement. Total stockholders’ equity increased from a stockholders’ deficit of $10.9 million at December 31, 2017 to stockholders’ equity of $10.9 million at September 30, 2018, an increase of $21.7 million, or approximately 200%, primarily due to the stock offerings completed in the 2018 period, partially offset by a net loss of $14.8 million for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $14.8 million and $17.9 million for the nine months ended September 30, 2018 and 2017, respectively.  Our operating activities used $17.3 million and $19.1 million of net cash during the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, we had an accumulated deficit of $376.2 million, working capital of $14.9 million, and cash and cash equivalents of $22.4 million. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the fourth quarter of 2019.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months ended September 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(17,287,000)	$(19,147,000)
Investing activities	—	—
Financing activities	35,657,000	5,317,000
Effect of foreign currency translation	(10,000)	30,000
Net increase (decrease) in cash and cash equivalents	$18,360,000	$(13,800,000)

Net cash used in operating activities

Net cash used in operating activities was $17.3 million for the nine months ended September 30, 2018 and consisted primarily of a net loss of $14.8 million, including a favorable change in fair value of warrant liability of $1.5 million, partially offset by $0.9 million of noncash stock-based compensation and depreciation expense. Changes in operating assets and liabilities resulted in a net decrease in cash of $1.3 million. Significant changes in operating assets and liabilities included a decrease in receivables, prepaid expenses and other current assets of $0.2 million as a result of the recovery of prepayments of fees to our vendors relating to clinical trial contracts.  Accounts payable and accrued liabilities decreased by $1.1 million as a result of the timing of receipt and payment of vendor invoices.  Deferred revenue decreased $0.3 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

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

There was no net cash provided by or used in investing activities for the nine months ended September 30, 2018 or 2017.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $35.7 million, which resulted from the proceeds received from the sale of common stock and exercise of warrants.  Net cash provided by financing activities for the nine months ended September 30, 2017 was $5.3 million resulting from the issuance of common stock in April, 2017.

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

For additional risks, please see “Risk Factors” previously disclosed in our most recent annual report on Form 10-K and quarterly reports on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any pending material legal proceedings and are not aware of any such proceedings contemplated by governmental authorities.

Item 1A. Risk Factors

There are no material changes from our risk factors previously disclosed in our annual report on Form 10-K filed with the SEC on March 16, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 12, 2018, the Company issued warrants to HCW as additional underwriter compensation in connection with an underwritten offering of securities of the Company.  These warrants are exercisable for shares of Series A Preferred Stock, which are convertible into 33,158 shares of common stock subject to the terms of the Series A Preferred Stock. These warrants had an exercise price of $18.9375 per share of common stock, on an as converted basis. The sale of such securities to HCW was not registered under the Securities Act because it was made in a transaction exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder. On September 24, 2018, in exchange for HCW agreement to provide shareholder advisory services to the Company for a period of three months starting on September 24, 2018, the Company repriced these warrants to an exercise price per share equal to $7.96875 per share of common stock, on an as converted basis.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

3.1

Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 25, 2018)

4.1	First Amendment to Underwriter Series A Convertible Preferred Stock Purchase Warrant, dated as of September 24, 2018
10.1

Form of Nonqualified Stock Option Award Agreement under the Onconova Therapeutics, Inc. 2018 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2018).

10.2	Employment Agreement, effective as of November 5, 2018, by and between the Company and Richard C. Woodman, M.D.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.1	Section 1350 Certifications of Principal Executive Officer
32.2	Section 1350 Certifications of Principal Financial Officer

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

EXHIBIT INDEX

Exhibit Number	Description

3.1

Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 25, 2018)

4.1	First Amendment to Underwriter Series A Convertible Preferred Stock Purchase Warrant, dated as of September 24, 2018
10.1

Form of Nonqualified Stock Option Award Agreement under the Onconova Therapeutics, Inc. 2018 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2018).

10.2	Employment Agreement, effective as of November 5, 2018, by and between the Company and Richard C. Woodman, M.D.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.1	Section 1350 Certifications of Principal Executive Officer
32.2	Section 1350 Certifications of Principal Financial Officer

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCONOVA THERAPEUTICS, INC.

Dated: November 14, 2018

/s/ RAMESH KUMAR, Ph.D.
Ramesh Kumar, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2018

/s/ MARK GUERIN
Mark Guerin
Chief Financial Officer
(Principal Financial Officer)