Form 10-K
period 2018-12-31
Onconova Therapeutics, Inc.
filed 2019-04-01
CIK 1130598

Use these links to rapidly review the document

ONCONOVA THERAPEUTICS, INC. AND SUBSIDIARIES Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer,", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $32.7 million, based on the last reported sale price of the registrant's common stock on the Nasdaq Capital Market.

         There were 5,895,004 shares of Common Stock outstanding as of March 1, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the registrant's 2019 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this annual report on Form 10-K are incorporated by reference into Part III of this annual report on Form 10-K.

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

PART I

ITEM 1.    BUSINESS

Overview

        Onconova Therapeutics, Inc., sometimes referred to as "we" or the "Company," is a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule product candidates primarily to treat cancer. Using our proprietary chemistry platform, we have created a library of targeted agents designed to work against cellular pathways important to cancer cells. We believe that the product candidates in our pipeline have the potential to be efficacious in a variety of cancers. We have one Phase 3 clinical-stage product candidate and two other clinical-stage product candidates (one of which has been studied for treatment of acute radiation syndromes) and a preclinical program. Substantially all of our current effort is focused on our lead product candidate, rigosertib. Rigosertib is being tested in an intravenous formulation as a single agent, and an oral formulation in combination with azacitidine, in clinical trials for patients with higher-risk myelodysplastic syndromes ("MDS"). The Company has and may continue to delay, scale-back, or eliminate certain of its research and development activities and other aspects of its operations until such time as the Company is successful in securing additional funding.

        In December 2015, we enrolled the first patient into our INSPIRE trial, a randomized controlled Phase 3 clinical trial of intravenous rigosertib ("rigosertib IV") in a population of patients with higher-risk MDS after failure of hypomethylating agent ("HMA") therapy. The primary endpoint of INSPIRE is overall survival. An interim analysis of the trial was performed in January 2018 and we anticipate completion of enrollment of the INSPIRE trial in the second half of 2019.

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

Our Product Candidates

Rigosertib

        Rigosertib is a small molecule which we believe blocks cellular signaling by targeting RAS effector pathways. This is believed to be mediated by the interaction of rigosertib to the RAS-binding domain ("RBD"), found in many RAS effector proteins, including the Raf and PI3K kinases. We believe this mechanism of action provides a new approach to block the interactions between RAS and its targets containing RBD sites. Rigosertib is currently being tested in clinical trials as a single agent, and in combination with azacitidine, in patients with MDS. We have enrolled more than 1,300 patients in rigosertib clinical trials for MDS and other conditions. We are party to a collaboration agreement with SymBio, which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. We are party to a license agreement with Pint Pharma International SA ("Pint"), which grants Pint certain rights to commercialize rigosertib in certain countries in Latin America. We have retained development and commercialization rights to rigosertib in the rest of the world, including in the United States and Europe, although we could consider licensing commercialization rights to other territories as we continue to seek additional funding.

        The table below summarizes our rigosertib clinical stage programs.

Rigosertib IV for higher-risk MDS

        We are developing the IV formulation of rigosertib for the treatment of higher-risk MDS following the failure of HMA therapy. In early 2014, we announced topline survival results from our "ONTIME" trial, a multi-center Phase 3 clinical trial of rigosertib IV as a single agent versus best supportive care including low dose Ara-C. The ONTIME trial did not meet its primary endpoint of an improvement in overall survival in the intent-to-treat population, although improvements in median overall survival were observed in various pre-specified and exploratory subgroups of higher-risk MDS patients. As a result, a new pivotal trial referred to as INSPIRE is on-going to study what we believe is a more homogenous population in higher-risk MDS.

        During 2014 and 2015, we held meetings with the U.S. Food and Drug Administration ("FDA"), European Medicines Agency ("EMA"), and several European national regulatory authorities to discuss and seek guidance on a path for approval of rigosertib IV in higher-risk MDS patients whose disease had failed HMA therapy. After discussions with the FDA and EMA, we refined our patient eligibility criteria by defining what we believe to be a more homogenous higher-risk patient population. After regulatory feedback, input from key opinion leaders in the U.S. and Europe and based on learnings from the ONTIME study, we designed a new randomized controlled Phase 3 trial, referred to as INSPIRE. The INSPIRE trial is enrolling higher-risk MDS patients under 82 years of age who have progressed on, relapsed, or failed to respond to, previous treatment with HMAs within nine months or nine cycles over the course of one year after initiation of HMA therapy, and had their last dose of HMA within six months prior to enrollment in the trial. Patients are randomized to either rigosertib with best supportive care, or the physician's choice of therapy with best supportive care. The primary endpoint of this study is the sequential analysis of overall survival of all randomized patients in the intent-to-treat ("ITT") population and the International Prognostic Scoring System- Revised (IPSS-R) Very High Risk ("VHR") subgroup. The first patient in the INSPIRE trial was enrolled at the MD Anderson Cancer Center in December 2015, the first patient in Europe was enrolled in March, 2016, and the first patient in Japan was enrolled in July, 2016.

        Enrollment for the INSPIRE Phase 3 trial for second-line higher-risk MDS patients is highly selective with stringent entry criteria as outlined above. The INSPIRE study currently has more than 140 trial sites in 22 countries across four continents open, including sites open in Japan by our partner, SymBio Pharmaceuticals. The selection of countries and trial sites is carefully undertaken to ensure availability of appropriate patients meeting eligibility criteria. Since these criteria are purposely designed to be narrow and selective, extensive site screening and education is integral to our plan. At launch, the INSPIRE trial was expected to enroll 225 patients and the outcome is measured by overall survival.

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

        After review of the interim data, in January 2018 the Independent Data Monitoring Committee ("DMC") recommended continuation of the trial with a one-time expansion in enrollment, using a pre-planned sample size re-estimation, consistent with the SAP. As recommended by the DMC, the expanded INSPIRE study will continue to enroll eligible patients based on the current trial criteria of the overall ITT population and will increase enrollment by adding 135 patients to the original target to reach a total expected enrollment of 360 patients, with the aim of increasing the power of the trial. The targeted number of death events required for analyzing the results of the trial was increased from 176 to 288 events. Due to the adaptive trial design and the DMC's assessment of the interim data, the INSPIRE trial will continue to analyze both the ITT and the VHR population for the primary endpoint of overall survival. The design of the trial with the expanded study enrollment will be identical to the current study design and will include the sequential analysis of the overall survival endpoint in the ITT population and if required the pre-specified VHR subgroup. The Company remains blinded to the specific interim analysis results. Following the interim analysis, we have expanded the INSPIRE Phase 3 trial to new sites in previously participating countries and anticipate expanding the study into new geographical regions. We continue to evaluate potential new sites and countries to enhance enrollment, while adhering to the stringent entry criteria to ensure that only appropriate patients are enrolled. During March 2019, we passed 75 percent completion of enrollment and we anticipate completion of enrollment for the INSPIRE trial in the second half of 2019.

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

Rigosertib oral in combination with azacitidine for higher-risk MDS

        We are developing rigosertib oral for use in combination with azacitidine prior to treatment with HMA therapy for higher risk MDS. In December 2018, at the American Society of Hematology (ASH) Annual Meeting and in June 2017, at the Congress of the European Hematology Association Meeting (EHA), we presented results from a Phase 1/2, multi-institutional trial of data from the initial portion of an ongoing rigosertib oral and azacitidine combination trial in higher-risk MDS. 55 of 74 HR-MDS patients enrolled and treated with ≥ 840 mg/day oral rigosertib were evaluable for response at the time of the analysis. An Overall Response Rate (ORR) of 90% and Complete Remission (CR) rate (primary endpoint) of 34% was reported in this multi-institutional Phase 1/2 study in HMA naïve patients. HMA naïve patients are patients that had not previously received either azacitidine or decitabine. Such patients were not necessarily treatment naïve patents in that they may have received other therapies used for MDS. An ORR of 54% and CR/Partial Response (PR) of 8% in HMA failed patients was also reported.

        The median age of patients was 69, with 59% being male and 41% being female.. The IPSS-R distribution was: 7.5% Low, 12.5% Intermediate, 37.5% High, 32.5% Very High and 10% unknown. 76% of patients responded per 2006 International Working Group (IWG) criteria. Responses were as follows:

Response per IWG 2006

	Overall Evaluable (N=55)	No prior HMA (N=29)	Prior HMA (failures) (N=26)
Complete remission (CR)	11(20)%	10(34)%	1(4)%
Marrow CR + hematologic improvement	10(18)%	5(17)%	5(19)%
Marrow CR alone	13(24)%	8(28)%	5(19)%
Hematologic improvement alone	5(9)%	3(10)%	2(8)%
Stable disease	10(18)%	3(10)%	7(27)%
Overall IWG response	40(73)%	26(90)%	14(54)%

        The median duration of response for patients with HMA naïve MDS was 12.2 months

        The median time to initial/best response for HMA naïve patients, was 1 cycle and 4 cycles, respectively

        The median duration of response for the HMA failed patients was 10.8 months

        The median time to initial/best response for patients with HMA failure MDS, was 2 cycles and 5 cycles of treatment, respectively

Safety/Tolerability of the Combination:

        Based upon safety results from a comprehensive analysis of patients receiving oral rigosertib in combination with azacitidine that was presented during ASH in 2018, the combination of rigosertib oral (≥840 mg/day) and azacitidine was well tolerated. The most common TEAEs in ≥ 30% of patients with MDS/AML (n=74) receiving rigosertib oral and azacitidine were hematuria (45%), constipation (43%), diarrhea (42%), fatigue (42%), dysuria (38%) , pyrexia(36%), nausea (35%), neutropenia (31%) thrombocytopenia(30%) .fatigue (39%), diarrhea (37%), constipation (37%) and dysuria (28%). The most common serious AEs were pneumonia (11%) and febrile neutropenia (7%). The most common AEs leading to discontinuation were AML (4%) and pneumonia (4%).

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

        While the Phase 3 trial is being designed, we expanded the Phase 1/2 trial cohort by up to 40 evaluable subjects. Under a protocol expansion, we explored dose optimization by increasing the dose of rigosertib oral to a total of 1120 mg in combination with full dose azacitidine and varying the dose administration scheme of rigosertib oral to identify an optimal dose and schedule. After amendments were filed with the regulatory agencies, we started the expansion phase of this trial in the U.S. sites that participated in the initial trial. Since the trial initiation, we have added additional US sites to complete enrollment of the expanded trial. The first patient was enrolled in April 2017 and since then, more than half of the planned patients have been enrolled in the expansion trial; and the trial is currently closed to new accrual and is continuing.

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

Rigosertib oral for lower-risk MDS

        We have studied rigosertib oral as a single agent treatment for lower risk MDS. Higher-risk MDS patients suffer from a shortfall in normal circulating blood cells, or cytopenias, as well as elevated levels of cancer cells, or blasts in their bone marrow and sometimes in their peripheral blood with a significant rate of transformation to acute leukemia. Lower-risk MDS patients suffer mainly from cytopenias, that is low levels of red blood cells, white blood cells or platelets. Thus, lower-risk MDS patients depend on transfusions and growth factors or other therapies to improve their low blood counts; but have a lower rate of acute leukemic transformation.

        We have explored single agent rigosertib oral as a treatment for lower-risk MDS in two Phase 2 clinical trials, 09-05 and 09-07. In December 2017, we presented data at the Annual ASH Meeting from the 09-05 Phase 2 trial. This data demonstrated a 44% rate of achieving transfusion independence in the cohort of Lower-risk MDS patients treated with rigosertib oral at a dose of 560 mg BID (1120 mg over 24 hrs) two out of three weeks. To date, Phase 2 clinical data has indicated that further study of single agent rigosertib oral in transfusion-dependent, lower-risk MDS patients is warranted. Rigosertib has been generally well tolerated, except for urinary side effects at higher dose levels. Future clinical trials will be needed to evaluate dosing and schedule modifications and their impact on efficacy and safety results of rigosertib oral in lower-risk MDS patients.

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

Safety and Tolerability of rigosertib oral in MDS and other hematologic malignancies

        Rigosertib oral as monotherapy was evaluated in 4 Onconova Phase 1 and 2 studies in MDS and other hematologic malignancies. In studies of oral rigosertib as monotherapy for the treatment of MDS and other hematologic malignancies:

  •
  Drug-related TEAEs that were ≥ Grade 3 in severity occurred in 21% of patients. The most frequently reported(≥ 2% of patients) drug-related TEAEs that were > Grade 3 were neutropenia (7%); thrombocytopenia and cystitis (3% each); and leukopenia, dysuria, and hematuria (2% each).

  •
  Among the 8% of patients with SAEs that were considered drug related, the events were mostly urinary related. The most frequent drug-related SAE was cystitis (3%).

        In addition to the above described clinical trials, we are continuing the preclinical and chemistry, manufacturing, and control work for IV and rigosertib oral.

Rare Disease Program in "RASopathies"

        Based on new mechanism of action data published last year, we have initiated a collaborative development program focusing on a group of rare diseases with a well-defined molecular basis in expression or defects involving the Ras Effector Pathways. Since "RASopathies" are rare diseases affecting young children, we are embarking on a multifaceted collaborative program involving patient advocacy, government and academic organizations. The RASopathies are a group of rare diseases which share a well-defined molecular basis in expression or defects involving Ras Effector Pathways. They are usually caused by germline mutations in genes that alter the RAS subfamily and mitogen-activated protein kinases that control signal transduction, and are among the most common genetic syndromes. Together, this group of diseases can impact more than 1 in 1000 individuals, according to RASopathiesNet.

        In January 2018, we entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI), part of the National Institutes of Health (NIH). Under the terms of the CRADA, the NCI will conduct research, including preclinical laboratory studies and a clinical trial, on rigosertib in pediatric cancer associated RASopathies.

        As part of the CRADA, we will provide rigosertib supplies and initial funding towards non-clinical studies. The NCI will fund the majority of the research, including the cost of the clinical trial, which is expected to start in 2019. The NCI is carrying out PK/PD and dose escalation studies in preclinical models in preparation for dosing pediatric patients with single agent rigosertib. A clinical trial Phase 1 pediatric protocol has been developed and will be reviewed by the Institutional Review Board of the NCI. Based on NCI guidance, we now expect the first patient to be treated in the first half of 2019.

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

        Positive preclinical data was announced at the American Association for Cancer Research (AACR) annual meeting, which took place April 1-5, 2017 in Washington, DC, for ON 123300, a first-in-class dual inhibitor of CDK4/6 + ARK5, and for ON 150030, a novel Type 1 inhibitor of FLT3 and Src pathways. We believe our CDK inhibitor is differentiated from other agents in the market (Palbociclib, Ribociclib and Abemaciclib) or in development (such as the compounds being developed by G1 Therapeutics) by its dual inhibition of CDK4/6 + ARK5. We are party to a license and collaboration agreement with HanX Biopharmaceuticals, Inc. ("HanX"), which grants HanX certain rights to commercialize ON 123300 in China. We continue to carry out research to enhance the pre-clinical data package for this compound in an attempt to seek additional partners outside of China for co-development of this novel compound.

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

        We have initiated IND directed activities, with our partner HanX, which includes manufacturing of API and Clinical Trial Material (CTM) under cGMP; and the GLP toxicological studies. We anticipate filing an IND with the US FDA by the end of H1 of 2019.

Research and Development

        Since commencing operations, we have dedicated a significant portion of our resources to the development of our clinical-stage product candidates, particularly rigosertib. We incurred research and development expenses of $16.9 million, $19.1 million and $20.1 million during the years ended December 31, 2018, 2017 and 2016, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development.

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

        The upfront payment is being recognized ratably through April 2037, the expected term of the agreement. We recognize revenues related to the supply agreement with SymBio when control of the product is transferred to Symbio. Revenues related to the supply agreement were $61,000 and $332,000 for the fiscal years ended December 31, 2018 and 2017, respectively.

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

        Pint has agreed to make an upfront equity investment and a subsequent equity investment in our common stock. In addition, we could receive up to $41.5 million in additional regulatory, development and sales-based milestone payments as well as tiered, double digit royalties based on net aggregate net sales in the Territory. Pint also has agreed to purchase rigosertib and the Product exclusively from us in accordance with a supply and quality agreement between the parties.

        Under the terms of the Securities Purchase Agreement, Pint made an upfront equity investment in the Company at a specified premium to our share price. Closing of the upfront equity investment occurred on April 4, 2018, whereby Pint purchased 54,463 shares of common stock for $1,250,000. The total amount of the premium was $319,000 and this amount was allocated to the license.

        Pint may terminate the License Agreement in whole (but not in part) at any time upon 45 days' prior written notice. The License Agreement also contains customary provisions for termination by either party in the event of breach of the License Agreement by the other party, subject to a cure period, or bankruptcy of the other party.

Preclinical Collaboration

HanX Biopharmaceuticals, Inc.

        In December 2017, we entered into a license and collaboration agreement with HanX Biopharmaceuticals, Inc. ("HanX"), a company focused on development of novel oncology products, for the further development, registration and commercialization in China of ON 123300. This compound has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. Under the terms of the agreement, we will receive an upfront payment, regulatory and commercial milestone payments, as well as royalties on Chinese sales. The key feature of the collaboration is that HanX will provide all funding required for Chinese IND enabling studies performed for Chinese Food and Drug Administration IND approval. We and HanX also intend for these studies to comply with the FDA standards. Accordingly, such studies may be used by us for an IND filing with the FDA. We and HanX will oversee the IND enabling studies. We will maintain global rights outside of China.We plan to file an IND related to 123300 in 1H 2019.

GBO, LLC

        In December 2012, we entered into an agreement with GVK Biosciences Private Limited, or GVK, to form GBO, LLC, or GBO, a joint venture entity owned by us and GVK. During 2013, GVK made an initial capital contribution of $500,000 in exchange for a 10% interest in GBO, and we contributed a sublicense to the intellectual property related to two of our preclinical programs in exchange for a 90% interest. In November 2014, GVK made a second capital contribution of $500,000 which increased its interest in GBO to 17.5% (and decreased our interest to 82.5%). The two preclinical programs sublicensed to GBO have not been developed to clinical stage as we had initially hoped and GBO was dissolved in June 2018.

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

Rigosertib Patents

        As of March 2019, we owned or exclusively licensed 82 issued patents and 9 pending patent applications covering composition-of-matter, process, formulation and various indications for method-of-use for rigosertib filed worldwide, including eight patents and one patent applications in the United States. The U.S. composition-of-matter patent for rigosertib, which we in-licensed pursuant to the license agreement with Temple, currently expires in 2026. The U.S. method of treatment patent for rigosertib, which we also in-licensed from Temple, expires in 2025. A patent covering the use of rigosertib in combination with anticancer agents including azacitidine is issued and will expire in 2028. The novel formulation patent for rigosertib expires in 2037. Patent term extensions may be available, depending on various provisions in the law.

Briciclib Patents

        As of March 2019, we owned or exclusively licensed 28 issued patents and one pending patent application covering composition-of-matter, process, formulation and various indications for method-of-use for briciclib filed worldwide, including one patent in the United States. The U.S. composition-of-matter patent for briciclib expires in 2025.

Recilisib Patents

        As of March 2019, we owned or exclusively licensed 61 issued patents covering composition of matter, formulation and various indications for method-of-use for recilisib filed worldwide, including six patents in the United States. The U.S. composition-of-matter patent for recilisib expires in 2020 and the U.S. formulation patent expires in 2031.

ON123300 Patents

        As of March 2019, we owned or exclusively licensed 33 issued patents and 2 pending patent applications covering composition of matter, formulation and various indications for method-of-use for ON123300 filed worldwide, including one patent in the United States. The U.S. composition-of-matter patent for ON123300 expires in 2031.

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

        The term of a patent that covers an FDA-approved drug may be eligible for additional patent term extension, which provides patent term restoration to account for the patent term lost during product development and the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is determined based upon the time from the IND effective date to the NDA submission date, and the time from NDA submission date and the eventual application approval, as further described below. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents covering those products.

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

        We are working with CMOs to produce the rigosertib active pharmaceutical ingredient, which we believe will enable us to launch and commercialize rigosertib IV if and when marketing approval is obtained. Other CMOs produce rigosertib IV and rigosertib oral for use in our clinical trials. We believe that the manufacturing processes for the active pharmaceutical ingredient and finished drug products for rigosertib are being developed to adequately support future development and commercial demands. When manufacturing challenges occur, they are thoroughly reviewed and, as may be required, reported to health authorities to determine whether the product can be used for clinical trials.

        The FDA regulates and inspects equipment, facilities and processes used in manufacturing pharmaceutical products prior to approval. If we or CMOs fail to comply with applicable cGMP requirements and conditions of product approval, the FDA may seek sanctions, including fines, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, refusal to approve applications, seizure or recall of products and criminal prosecution. Although we periodically monitor the FDA compliance of our third-party CMOs, we cannot be certain that our present or future third-party CMOs will consistently comply with cGMP and other applicable FDA regulatory requirements.

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

        Additional kinds of data may also help support an NDA, such as patient experience data and real world evidence. Real world evidence may be used to assist in clinical trial design or support an NDA for already approved products.

        The decision to terminate development of an investigational drug product may be made by either a health authority body, such as the FDA or IRB/independent ethics committees ("IECs"), or by a company for various reasons. An IRB approves the initiation of a clinical trial and supervises the conduct of the trial to ensure that the risks to human subjects are reasonable in relation to the anticipated benefits and that there are adequate human subject protections in place. The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. In some cases, clinical trials are overseen by an independent group of qualified experts organized by the trial sponsor. This group provides guidance on whether or not a trial may or should move forward at designated check points. These decisions are based on the limited access to data from the ongoing trial. The suspension or termination of development can occur during any phase of clinical trials if it is determined that the participants or patients are being exposed to an unacceptable health risk, if the product candidate does not show sufficient evidence of efficacy, if the development program does not comply with applicable regulatory requirements, or due to changing sponsor business objectives.

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

        A sponsor may be able to request a special protocol assessment, or SPA, the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim, as well as preclinical carcinogenicity trials and stability studies. A sponsor meeting the regulatory criteria may make a specific request for a SPA and provide FDA with a copy of the proposed protocol as well as other information regarding the design and size of the proposed clinical trial. A SPA request must be made before the proposed trial begins, and all open issues generally must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the record. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the product candidate was identified after the testing began. A SPA is not binding if new circumstances arise, and there is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to a SPA. Having a SPA agreement does not guarantee that a product will receive FDA approval.

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

        In most cases, the NDA must be accompanied by a substantial user fee (currently exceeding $2,588,000); there may be some instances in which the user fee is waived. The FDA will initially review the NDA for completeness before it accepts the NDA for filing. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. After the NDA submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. For new molecular entities, or NMEs, FDA has the goal of completing its review within ten months of the application's acceptance for filing. This, however, is just a goal, and the review time may take longer. For instance, the FDA can extend this review by three months to consider certain late-submitted information or information intended to clarify information already provided in the submission. The FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. For drugs for which no active ingredient (including any ester or salt of active ingredients) has previously been approved by the FDA, the FDA must refer the drug to an advisory committee or provide in an action letter, a summary of the reasons why the FDA did not refer the product candidate to an advisory committee. Product candidates may also be referred to advisory committees for other reasons. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Post-Approval Regulations

        After regulatory approval of a drug is obtained, a company is required to comply with a number of post-approval requirements. For example, as a condition of approval of an NDA, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product's safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the overall survival benefit of the drug. In addition, as a holder of an approved NDA, a company would be required to report adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of its products. Further, under the Drug Quality and Security Act, manufacturers have obligations concerning the tracking and tracing of drug products, as well as the investigation and reporting of suspect and illegitimate products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval to assure and preserve the long term stability of the drug or biological product. Manufacturing facilities must be registered with FDA and marketed drug products must be listed. Sponsors are also subject to annual program fees, though there may be some exemptions. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural and substantive record keeping requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon a company and any third-party manufacturers that a company may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

The Hatch-Waxman Amendments to the FDC Act

  Orange Book Listing

        In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant's product or method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA or 505(b)(2) application. An ANDA provides for marketing of a generic drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as "generic equivalents" to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug. 505(b)(2) applications provide for marketing of a drug product that may have the same active ingredients as the listed drug and contain the same full safety and effectiveness data as an NDA, but at least some of the information comes from studies not conducted by or for the applicant. 505(b)(2) applicants may rely on published literature or FDA's prior finding of safety and effectiveness for an NDA approved drug product. The ANDA or 505(b)(2) applicant is required to certify to the FDA concerning any patents listed for the approved product referenced in the marketing application in the FDA's Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA or 505(b)(2) applicant may also elect to submit a statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge or carve out the listed patents, the ANDA or 505(b)(2) application approval will not be made effective until all the listed patents claiming the referenced product have expired.

        A certification that the new product will not infringe the already approved product's listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA or 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from making an approval of the ANDA or 505(b)(2) application effective until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) applicant, or such shorter or longer period as may be determined by a court.

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

        The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of any exclusivity—Orange Book listed patent or non-patent exclusivity—for a drug if certain conditions are met. Conditions for exclusivity include the FDA's determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the required timeframe. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA's request, the additional protection is granted. This is not a patent term extension, but it effectively extends the regulatory exclusivity period. Moreover, pediatric exclusivity attaches to all formulations, dosage forms, and indications for products with existing marketing exclusivity or Orange Book listed patent life that contain the same active moiety as that which was studied. Applications under the BPCA for labeling changes receive priority review designation, with all of the benefits that designation confers.

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

        The Affordable Care Act also established an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. Beginning in 2014, IPAB was mandated to propose changes in Medicare payments if it determines that the rate of growth of Medicare expenditures exceeds target growth rates. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for pharmaceutical products. A proposal made by the IPAB is required to be implemented by the U.S. government's Centers for Medicare & Medicaid Services, or CMS, unless Congress adopts a proposal with savings greater than those proposed by the IPAB. IPAB proposals may impact payments for physician and free-standing services beginning in 2015 and for hospital services beginning in 2020. There have also been changes to Medicare and Medicaid regulations applicable to pharmaceutical manufacturers. In 2016, CMS finalized a comprehensive rule implementing the Medicaid Drug Rebate Program, and more recently CMS finalized a rule that reduces the Medicare Part B payment to certain hospitals for outpatient drugs the hospitals purchase at a statutory discount under the 340B Program. This regulation may impact acquisition of drugs administered by physicians in hospital outpatient departments and clinics.

        In addition, other legislative changes have been adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law The Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law The American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. The Bipartisan Budget Act of 2018 increased manufacturer liability for Medicare Part D covered prescriptions in the period of the coverage gap. The Affordable Care Act was amended by the Tax Cuts and Jobs Act of 2017 to repeal the individual penalty for not purchasing health insurance, and it may be further repealed and replaced by Congress. Changes in the law may result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. The government is increasingly focused on measures to contain program costs for prescription drugs, and has recently proposed a rule that would base Medicare payment on average prices charged in other developed countries. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations.

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

Other Healthcare Laws and Compliance Requirements

        The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting some business arrangements from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Recently, the Department of Health and Human Services proposed modifications to the safe harbors that could eliminate protections for certain rebates and administrative fees paid to pharmacy benefit managers on prescriptions reimbursed by Medicare Part D plans and Medicaid Managed Care plans. Our practices may not in all cases meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability. The reach of the Anti-Kickback Statute was broadened by the Affordable Care Act, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

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

        In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by HITECH, and its implementing regulations, imposes requirements relating to the privacy, security and transmission of certain individually identifiable health information, known as protected health information. Among other things, HITECH makes HIPAA's security and certain privacy standards directly applicable to "business associates"—persons or organizations, other than a member of a covered entity's workforce, that creates, receives, maintains, or trnasmits protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. HITECH also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts. In addition more onerous foreign data privacy provisions may apply. For instance the EU General Data Protection Regulation imposes stricter rules on the processing of personal data than apply in the USA and its provisions exclude the export of data relating to identifiable individuals to most countries, including the US, unless certain safeguards are in place.

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

        In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in some states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/ or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing specified physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit other specified sales and marketing practices. Additionally, some states have enacted laws that cap increases in prices charged for drugs in that state. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

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

Employees

        As of December 31, 2018, we had 25 employees. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We believe that our relations with our employees are good.

        In March 2019, the Company communicated to six employees a plan of termination to reduce a number of positions as part of its ongoing commitment to reduce costs and conserve cash. Upon implementation of the plan of termination the Company will have 19 employees.

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

        Our consolidated financial statements for the year ended December 31, 2018 have been prepared assuming we will continue to operate as a going concern. However, due to our ongoing operating losses and our accumulated deficit, in their opinion on our audited financial statements for our fiscal year ended December 31, 2018, our auditors indicated that there is substantial doubt about our ability to continue as a going concern. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to successfully raise sufficient additional capital, through future financings or through strategic and collaborative arrangements. If we are unable to obtain additional funding, we may not be able to continue as a going concern.

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

        We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing and have not generated any revenue from product sales to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 1998. For the years ended December 31, 2018, and 2017, we reported net losses of $20.4 million and $24.1 million, respectively, and we had an accumulated deficit of $381.9 million at December 31, 2018.

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

        Until we can generate substantial revenue from product sales, if ever, we expect to seek additional capital through a combination of private and public equity offerings, debt financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include restrictive covenants limiting our ability to take important actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, including rigosertib, or grant licenses on terms that are not favorable to us. At December 31, 2018 we had $17.0 million in cash and cash equivalents. Most of this cash will be used to continue our Phase 3 INSPIRE trial and planning for the combination trial; however the cash may be insufficient to complete enrollment of the INSPIRE trial or to start the Phase 3 combination trial. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates or formulations that we would otherwise prefer to develop and market ourselves.

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

        Additionally, in response to court cases or policy reasons, the FDA or EU may undertake a reevaluation of aspects of its orphan drug regulations and policies. We do not know if, when, or how the FDA or EU may change the orphan drug regulations and policies, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business, financial condition, results of operations, and prospects could be harmed.

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

        In addition, other legislative and regulatory changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation's automatic reduction to several government programs. This included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Bipartisan Budget Act of 2018 increased manufacturer liability for Medicare Part D covered prescriptions in the period of the coverage gap, and CMS finalized a rule that reduces the Medicare Part B payment to certain hospitals for outpatient drugs the hospitals purchase at a statutory discount under the 340B Program, which may impact acquisition of drugs administered by physicians in hospital outpatient departments and clinics. If we ever obtain regulatory approval and successfully commercialize our product candidates, these new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

        States have also enacted laws requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, cap price increases, and/ or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing specified physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit other specified sales and marketing practices.

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

        In Europe and elsewhere, most countries have laws (e.g. France) or (more commonly) codes of practice which either broadly emulate US 'sunshine laws' and require companies to maintain and publish a record of transfers of value to healthcare professionals and/or have anti-corruption laws similar to the FCPA—for instance the UK Bribery Act 2010 which is broader in many ways than the FCPA especially in that it also applies to the private sector.

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

        In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, established the Medicare Part D program and provided authority for limiting the number of drugs that will be covered in any therapeutic class thereunder. Recently, CMS has proposed giving Part D plans more flexibility in structuring their formularies. CMS has also proposed a rule that would base Medicare Part B payment on the average price paid in other developed countries. Such cost reduction initiatives could decrease the coverage and reimbursement rate that we receive for any of our approved products. Furthermore, private payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors.

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

  •
  analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report pricing information and information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and

  •
  state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance the EU General Data Protection Regulation imposes stricter rules on the processing of personal data than apply in the USA and its provisions exclude the export of data relating to identifiable individuals to most countries, including the US, unless certain safeguards are in place.

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

        We are highly dependent upon Steven Fruchtman, M.D., President and Chief Executive Officer; Manoj Maniar, Ph.D., Senior Vice President, Product Development; Richard Woodman, M. D., Chief Medical Officer and Senior Vice President, Research and Development; Mark Guerin, C.P.A., Chief Financial Officer; and our other executive officers. Although we have employment agreements with the persons named above, these agreements are at-will and do not prevent such persons from terminating their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

If we are unable to attract and retain highly qualified employees, we may not be able to grow effectively.

        Our future and success depend on our ability to retain, manage and motivate our employees. In the past, we have reduced our headcount several times in order to conserve cash. These activities, along with any other actions we are taking or may take to conserve cash, may make it more difficult to retain key employees. The loss of any member of our senior management team or the inability to hire or retain experienced management personnel could compromise our ability to execute our business plan and harm our operating results. Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. The competition for qualified personnel in the pharmaceutical field is intense and as a result, we may be unable to continue to retain qualified personnel necessary for the development of our business. In addition, if our development plans are successful, we will need additional managerial, operational, sales, marketing, financial and other resources, and may find it more difficult to attract such qualified personnel.

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

        We rely on third-party vendors and CROs for preclinical studies and clinical trials related to our drug developme nt efforts. Switching or adding additional CROs would involve additional cost and requires management time and focus. Our CROs have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated. We may also terminate a CRO for a number of reasons. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs. In addition, there is a natural transition period when a new CRO commences work and the new CRO may not provide the same type or level of services as the original provider. If any of our relationships with our third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms.

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

We have entered into collaboration agreements with SymBio and Pint for rigosertib development and commercialization in certain territories and we may elect to enter into additional licensing or collaboration agreements to partner rigosertib in territories currently retained by us. Our dependence on such relationships may adversely affect our business.

        Because we have limited resources, we seek to enter into, and in the past we have entered into, collaboration agreements with other companies. We may elect to enter into more of these agreements in the future. In July 2011, we entered into a license agreement with SymBio, as subsequently amended, granting an exclusive, royalty-bearing license for the development and commercialization of rigosertib in Japan and Korea, and related ancillary supply agreement and quality agreement. In March 2018, we entered into a license agreement with Pint granting an exclusive, royalty-bearing license for the development and commercialization of rigosertib in South and Central America. Any failure by our current or future partners to perform their obligations or any decision by our partners to terminate our agreements or our failure to meet our obligations under such agreements, could reduce or terminate the funding we may receive under the relevant collaboration agreement and could subject us to financial obligations and negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize the applicable product candidate. In the event that any of our partners fails to comply with applicable regulatory requirements, FDA or foreign regulatory authorities may not accept the data that they generate in furtherance of our marketing applications, and they or us could be subject to enforcement action. In addition, any decision by our partners to terminate these agreements could also damage our reputation and negatively impact our ability to obtain financing from other sources.

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

Risks Related to Ownership of Our Common Stock

We may not comply with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our Common Stock could be delisted, which could affect our Common Stock's market price and liquidity and reduce our ability to raise capital.

        We are required to meet certain qualitative and financial tests to maintain the listing of our securities on The Nasdaq Capital Market. As of December 31, 2018, we were in compliance with the Nasdaq continued listing requirements; however, at certain times during 2018 and 2017 we were not in compliance.

        As of December 31, 2017 our total stockholders' equity was $(10.9) million. As a result, we did not comply with the Nasdaq's $2.5 million minimum stockholders' equity requirement, nor the alternative compliance standards under Nasdaq Listing Rule 5550(b) for the continued listing of our securities on The Nasdaq Capital Market. In addition, as previously disclosed, we received a letter from the Nasdaq Staff notifing us of the noncompliance. Subsequently, we issued new shares of common stock in underwritten public offerings and other transactions reported in our periodic reports, and regained compliance to the minimum stockholders' equity requirement. As of December 31, 2018, our total stockholders' equity was $5.4 million.

        On May 7, 2018, the Company received a letter from The Nasdaq Stock Market LLC ("Nasdaq") indicating that the Company has failed to comply with the minimum bid price requirement of Nasdaq

Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a) (2) requires that companies listed on the Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. On September 25, 2018, we effected a one-for-fifteen reverse stock split, which resulted in an increase of the price of our common stock. As of December 31, 2018, the closing price of our common stock was $2.11.

        If we are unable to maintain compliance with the continued listing requirements of the Nasdaq Capital Market, our Common Stock could be delisted, making it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our securities could suffer a material decline. Delisting could also impair our ability to raise capital.

The trading market in our common stock has been limited and substantially less liquid than the average trading market for a stock quoted on the Nasdaq Markets.

        Since our initial listing on the Nasdaq Global Select Market on July 25, 2013 and transfer to the Nasdaq Capital Market on February 5, 2016, the trading market in our common stock has been limited and substantially less liquid than the average trading market for companies listed on the Nasdaq exchange. The listing of our common stock on the Nasdaq Capital Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock. As of February 28, 2019, approximately 44% of our outstanding shares of common stock was held by our officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates, which adversely affects the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

Our share price may be volatile and result in substantial losses to our stockholders.

        The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2017 and December 31, 2018, the closing price of our common stock on the Nasdaq Stock Market has ranged from $48.30 per share to $1.71 per share. Factors that could impact the trading price of our common stock include, without limitation, the following:

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

        Our executive officers, directors and holders of five percent or more of our capital stock, in the aggregate beneficially owned approximately 44% of our voting stock at February 28, 2019. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are a "smaller reporting company" and we take advantage of reduced disclosure and governance requirements applicable to smaller reporting companies, which could result in our common stock being less attractive to investors.

        We are a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

        The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Under Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain a "smaller reporting company", we intend to utilize the provision exempting us from the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

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

        See "Risks Related to Our Financial Position and Capital Needs—Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates" for a discussion of risks related to future issuances of securities for capital raising and strategic transactions.

        In addition, future option grants and issuances of common stock, under our 2018 Omnibus Incentive Compensation Plan (the "2018 Plan"), and warrants may have an adverse effect on the market price of our common stock. Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers, including officers, employees and service providers of our subsidiaries and affiliates. At December 31, 2018, there were 379,328 shares of our common stock underlying outstanding options and 95,264 shares available for future grant under the 2018 Plan. At December 31, 2018, we had 5,725,506 warrants outstanding. Future option grants and issuances of common stock under the 2018 Plan and warrants may have an adverse effect on the market price of our common stock.

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

        Provisions in our tenth amended and restated certificate of incorporation, or Certificate of Incorporation, and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that will:

  •
  permit our board of directors to issue up to 5,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate (as of February 28, 2019, we had no shares of preferred stock issued and outstanding;

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock has been listed under the symbol "ONTX" on the Nasdaq Capital Market since February 2016,when we transferred the listing of our common stock from the Nasdaq Global Select Market. From February 2016 to July 25, 2013 our common stock traded on the Nasdaq Global Select Market under the symbol "ONTX."Prior to July 25, 2013, there was no public trading market for our common stock.

Stockholders

        As of February 28, 2019, there were approximately 133 holders of record for shares of our common stock. This does not reflect beneficial stockholders who held their common stock in "street" or nominee name through brokerage firms.

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

Overview

        We are a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule product candidates primarily to treat cancer. Using our proprietary chemistry platform, we have created an extensive library of targeted agents designed to work against cellular pathways important to cancer cells. We believe that the product candidates in our pipeline have the potential to be efficacious in a variety of cancers. We have one Phase 3 clinical-stage product candidate and two other clinical-stage product candidates (one of which has been studied for treatment of acute radiation syndromes) and several preclinical programs. Substantially all of our current effort is focused on our lead product candidate, rigosertib. Rigosertib has been tested in an intravenous formulation as a single agent for patients with higher-risk myelodysplastic syndromes ("MDS"), and an oral formulation in lower risk MDS as a single agent or in combination with azacitidine for patients with higher-risk MDS.

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

        Since commencing operations, we have dedicated a significant portion of our resources to the development of our clinical-stage product candidates, particularly rigosertib. We incurred research and development expenses of $16.9 million and $19.1 million during the years ended December 31, 2018 and 2017, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance our programs. In July 2013, we completed our initial public offering, or IPO, from which we received net proceeds of $79.8 million. Prior to the consummation of the IPO, we funded our operations primarily through the sale of preferred stock amounting to $144.7 million, the issuance of debt amounting to $26.8 million, which was later converted into shares of preferred stock, the receipt of $8.0 million from The Leukemia and Lymphoma Society under a May 2010 funding agreement, and the receipt of upfront payments of $57.5 million from Baxter (predecessor to Baxalta) and SymBio in connection with our collaboration agreements. The Baxalta agreement was terminated on August 30, 2016 as a result of Baxalta's decision to terminate following its strategic review of priorities.

        During 2015 we sold common stock for net proceeds of $7.5 million. In January 2016, we completed a sale of common stock and warrants for net proceeds of approximately $1.6 million. In July 2016, we completed a rights offering of units of common stock and warrants for net proceeds of $15.8 million. In December 2016, we entered into a sales agreement with FBR Capital Markets & Co. ("FBR") to create an at-the-market equity program under which we from time to time may offer and sell shares of common stock through FBR. Sales under this sales agreement in 2017 were 1,367 shares for net proceeds of approximately $64,000. The sales agreement was terminated effective April 19, 2017. There were no sales of common stock under this program during the year ended December 31, 2016.

        In April 2017, we closed on an underwritten public offering of 165,079 shares of common stock. In May 2017, we sold an additional 24,239 shares as a result of the underwriter's exercise of its over-allotment option. Net proceeds from these transactions were approximately $5.3 million. In November 2017, we closed on a registered direct offering to select accredited investors of 61,333 shares of common stock. Net proceeds were approximately $1.1 million. In February 2018, we closed on an offering of units of common stock and warrants. We issued 467,000 shares of common stock, pre-funded warrants to purchase 196,167 shares of common stock, and preferred stock warrants to purchase shares of Series A convertible preferred stock convertible into 696,325 shares of common stock. Net proceeds were approximately $8.7 million. In May 2018, we closed on an offering of units of common stock and warrants. We issued 3,694,118 shares of common stock, pre-funded warrants to purchase 815,686 shares of common stock, and preferred stock warrants to purchase shares of Series B convertible preferred stock convertible into 4,509,804 shares of common stock. Net proceeds were approximately $25.6 million.

        Our net losses were $20.4 million and $24.1 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $381.9 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met.

        As of December 31, 2018, we had $17.0 million in cash and cash equivalents. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the fourth quarter of 2019. Accordingly, substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued. See "—Liquidity and Capital Resources—Operating and Capital Expenditure Requirements."

        In December 2017, we entered into a license and collaboration agreement with HanX, a company focused on development of novel oncology products, for the further development, registration and commercialization of ON 123300 in Greater China. Under the terms of the agreement, we received an upfront payment, and would receive regulatory and commercial milestone payments, as well as royalties on sales in the Greater China territory. The key feature of the collaboration is that HanX will provide all funding required for Chinese IND enabling studies necessary for filing an IND with the Chinese Food and Drug Administration. The studies would be conducted to meet the Good Laboratory Practice ("GLP") requirements of FDA such that we could simultaneously file an IND with the US FDA. We and HanX will oversee the IND enabling studies. We will maintain global rights outside of China.

        In March 2018, Onconova and HanX completed the pre-Investigational New Drug, or pre-IND, consultation with FDA. These discussions provided guidance for the manufacturing of ON 123300 and the pre-clinical development plan for the submission of an IND application. Filing of an IND is expected in the first half of 2019.

        In March 2018, we entered into a license agreement with Pint granting an exclusive, royalty-bearing license for the development and commercialization of rigosertib in South and Central America. Pint made an upfront equity investment of $1,250,000 in our common stock. In addition, we could receive a subsequent equity investment and up to $41.5 million in additional regulatory, development and sales-based milestone payments as well as tiered, double digit royalties based on net aggregate net sales in the Territory. Pint also has agreed to purchase rigosertib and the Product exclusively from us in accordance with a supply and quality agreement between the parties. Pint may terminate the License Agreement in whole (but not in part) at any time upon 45 days' prior written notice. The License Agreement also contains customary provisions for termination by either party in the event of breach of the License Agreement by the other party, subject to a cure period, or bankruptcy of the other party.

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

        On January 15, 2019, Stephen Fruchtman, M.D. was appointed as a director and the Chief Executive Officer of the Company and successor to Ramesh Kumar, Ph.D., who resigned as a director and the Chief Executive Officer of the Company on the same date.

Financial Overview

Revenue

        During the years ended December 31, 2018 and 2017, our revenues were derived exclusively from activities conducted in accordance with our collaboration arrangements with SymBio and Pint Pharma.

The following table sets forth a summary of revenue recognized during the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
SymBio	$459,000	$787,000
HanX	450,000	—
Pint	319,000	—

	$1,228,000	$787,000

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

        The SymBio collaboration agreement is considered to be a multiple-element arrangement for accounting purposes. We determined that there were three deliverables under the SymBio collaboration agreement; specifically, the license to rigosertib for Japan and Korea, our obligation to perform research and development services necessary for SymBio to seek approval in its territory and our obligation to participate on a joint steering committee. We concluded that these deliverables should be accounted for as a single unit of accounting. We determined that the $7.5 million upfront payment received in 2011 should be deferred and recognized as revenue on a straight-line basis through December 2037, reflecting our estimate of when we will complete our obligations under the agreement. For the years ended December 31, 2018 and 2017, we recognized revenues of $398,000 and $455,000, respectively, under the SymBio collaboration agreement. In addition, we recognized revenues of $61,000 and $332,000 for the years ended December 31, 2018 and 2017, respectively, related to the supply agreement with SymBio.

        The HanX collaboration agreement was signed in December, 2017. We determined that the license was distinct and that control of the license occurred during the first quarter of 2018. As such, the Company recognized the $450,000 allocated to the license as revenue in the quarter ended March 31, 2018.

        The Pint license agreement was signed in March, 2018. We determined that the license was distinct and that control of the license had been transferred during the second quarter of 2018. As such, the Company recognized the $319,000 allocated to the license in the quarter ended June 30, 2018.

Operating Expenses

        The following table summarizes our operating expenses for the years ended December 31, 2018 and 2017:

	2018	2017
General and administrative	$7,586,000	$7,405,000
Research and development	16,924,000	19,119,000

Total operating expenses	$24,510,000	$26,524,000

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

        The following table summarizes our research and development expenses by functional area for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
Pre-clinical & clinical development	$9,155,000	$10,660,000
Personnel related	5,048,000	4,244,000
Manufacturing, formulation & development	539,000	1,340,000
Stock-based compensation	507,000	735,000
Consulting fees	1,675,000	2,140,000

	$16,924,000	$19,119,000

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

Revenue Recognition

        We recognize revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), which we adopted effective January 1, 2018 using the modified retrospective method. There was no material impact to our financial position and results of operations as a result of the adoption. We apply ASC 606 to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. In accordance with ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods and services we transfer to the customer. At contract inception, we assess the goods or services promised within each contract that falls under the scope of ASC 606, determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

        We derive revenue from collaboration and licensing agreements and from the sale of products associated with material transfer, collaboration and supply agreements.

License, Collaboration and Other Revenues

        We enter into licensing and collaboration agreements, under which we license certain of our product candidates' rights to third parties. We recognize revenue related to these agreements in accordance with ASC 606. The terms of these arrangements typically include payment from third parties of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of the licensed product.

        In determining the appropriate amount of revenue to be recognized as we fulfill our obligation under each of our agreements, we perform the five steps described above. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement of personnel costs, discount rates and probabilities of technical and regulatory success.

        Licensing of Intellectual Property:    If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other performance obligations, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front-fees. We evaluate the measure of progress each reporting period, and, if necessary, adjust the measure of performance and related revenue recognition.

        Milestone Payments:    At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal will not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensees, such as regulatory approvals, are not considered probable of being achieved until those approvals are received.

The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in their period of adjustment.

        Manufacturing supply services.    Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the customer's discretion are generally considered as options. We assess if these options provide material rights to the licensee and if so, they are accounted for as separate performance obligations. If we are entitled to additional payments when the customer exercises these options, any additional payments are recorded when the customer obtains control of the goods, which is upon shipment.

        Royalties:    For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some of all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue from our license agreements.

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

Income Taxes

        We recorded deferred tax assets of $152 million as of December 31, 2018, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits, except for the refundable AMT credit. The deferred tax assets are primarily composed of federal and state tax net operating loss ("NOL") carry forwards and research and development tax credit carry forwards. As of December 31, 2018, we had federal NOL carry forwards of $232 million, state NOL carry forwards of $188 million, and research and development tax credit carry forwards of $82.3 million available to reduce future taxable income, if any. The federal NOL carry forwards will begin to expire at various dates starting in 2022. The state NOL carry forwards will begin to expire at various dates starting in 2025. In general, if we experience a greater than 50 percentage point aggregate change in ownership of specified significant stockholders over a three-year period, utilization of our pre-change US NOL tax credit and other tax attribute carry forwards may be subject to annual limitations under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the "Code") and similar state laws. Such limitations may result in expiration of a portion of the NOL carry forwards before utilization and may be substantial. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

Stock-Based Compensation

        We account for stock-based payments to employees and directors using an option pricing model for estimating fair value. Accordingly, stock-based compensation expense is measured based on the estimated fair value of the awards on the date of grant, net of forfeitures. Compensation expense is recognized for the portion that is ultimately expected to vest over the period during which the recipient renders the required services, using the straight-line single option method. In accordance with authoritative guidance, the fair value of non-employee stock based awards is re-measured as the awards vest, and the resulting increase in fair value, if any, is recognized as expense in the period the related services are rendered.

        We record stock-based compensation expense as a component of research and development expenses or general and administrative expenses, depending on the function performed by the optionee. For the years ended December 31, 2018 and 2017, we allocated stock-based compensation as follows:

	Year ended December 31,
	2018	2017
General and administrative	$589,000	$975,000
Research and development	507,000	735,000

	$1,096,000	$1,710,000

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

        Warrants outstanding and warrant activity for the year ended December 31, 2018 is as follows:

Description	Classification	Exercise Price	Expiration Date	Balance Decemeber 31, 2017	Warrants Issued	Warrants Exercised	Warrants Expired	Balance Decemeber 31, 2018
Non-tradable warrants	Liability	$172.50	July 2021	6,456	—	—	—	6,456
Tradable warrants	Liability	$73.80	July 2021	212,801	—	—	—	212,801
Non-tradable pre-funded warrants	Equity	$0.15	July 2023	394	—	—	—	394
Non-tradable warrants	Equity	$6.69375	*	—	663,167	—	—	663,167
Non-tradable warrants	Equity	$7.96875	*	—	33,158	—	—	33,158
Non-tradable warrants	Equity	$14.10	March 2021	—	5,000	—	—	5,000
Non-tradable warrants	Equity	$21.15	March 2021	—	8,333	—	—	8,333
Non-tradable warrants	Equity	$7.7895	June 2021	—	15,000	—	—	15,000
Non-tradable pre-funded warrants	Equity	$0.15	none	—	196,167	(110,000)	—	86,167
Non-tradable warrants	Equity	$6.375	**	—	4,509,804	(76,842)	—	4,432,962
Non-tradable pre-funded
warrants	Equity	$0.15	none	—	815,686	(553,618)	—	262,068

				219,651	6,246,315	(740,460)	—	5,725,506

        The following table presents a reconciliation of the fair value of our warrant liability for the years ended December 31, 2018 and 2017:

Warrant Liability
Balance at December 31, 2016	$3,401,000
Change in fair value upon re-measurement	(1,628,000)

Balance at December 31, 2017	1,773,000
Change in fair value upon re-measurement	(1,597,000)

Balance at December 31, 2018	$176,000

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

JOBS Act

        In April 2012, the Jumpstart Our Business Startup Act of 2012, or the JOBS Act was enacted. Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We irrevocably elected not to avail ourselves of this extended transition period and, as a result, adopted new or revised accounting standards on the relevant dates on which adoption of such standards was required for other companies. As of December 31, 2018, we are no longer considered to be an "emerging growth company."

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

	Year ended December 31,
	2018	2017	Change
Revenue	$1,228,000	$787,000	$441,000
Operating expenses:
General and administrative	7,586,000	7,405,000	(181,000)
Research and development	16,924,000	19,119,000	2,195,000

Total operating expenses	24,510,000	26,524,000	2,014,000

Loss from operations	(23,282,000)	(25,737,000)	2,455,000
Change in fair value of warrant liability	1,597,000	1,628,000	(31,000)
Other income (expense), net	1,151,000	30,000	1,121,000

Net loss before income taxes	(20,534,000)	(24,079,000)	3,545,000
Income taxes	(124,000)	13,000	137,000

Net loss	$(20,410,000)	$(24,092,000)	$3,682,000

Revenues

        Revenues increased by $0.4 million for the year ended December 31, 2018 when compared to the same period in 2017 primarily as a result the recognition of revenue from license agreements with HanX and Pint during the 2018 period, partially offset by less clinical supply revenue from SymBio in the 2018 period.

General and administrative expenses

        General and administrative expenses increased by $0.2 million or 2.4%, to $7.6 million for the year ended December 31, 2018 from $7.4 million for the year ended December 31, 2017. Increases of $0.3 million of personnel costs related to higher salaries and bonus expense and $0.3 million in higher investor outreach costs were partially offset by $0.4 million lower stock compensation expense due to the completion of vesting of 2013 grants in the 2017 period and lower grant date fair value for grants in the more recent past.

Research and development expenses

        Research and development expenses decreased by $2.2 million, or 11.5%, to $16.9 million for the year ended December 31, 2018 from $19.1 million for the year ended December 31, 2017. This decrease was caused by a decrease of $2.0 million in clinical and consulting expenses, including $1.4 million lower expenses on INSPIRE, $0.5 million less consulting expense, and $0.1 million lower expenses in the 09-08 combination expansion study in the 2018 period. The decrease was also caused by $0.8 million lower manufacturing costs due to timing of drug substance and drug product manufacturing, and lower stock compensation expense of $0.2 million, due to the completion of vesting of 2013 grants in the 2017 period and lower grant date fair values for grants in the more recent past. These decreases were partially offset by $0.8 million of higher personnel costs related to higher bonus expense and replacement hires at higher salary levels.

Change in fair value of warrant liability

        The change in fair value of the warrant liability was $1.6 million for the year ended December 31, 2018 compared to $1.6 million for the year ended December 31, 2017. The change in the fair value of the warrant liability in 2018 was caused by caused by the decrease in the fair market value of the warrants issued in our rights offering in 2016.

Other income (expense), net

        Other income (expense), net, increased by $1.1 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 due primarily to the gain on dissolution of our GBO preclinical collaboration during the second quarter of 2018, a $0.1 million gain on the timing of closing our issuance of shares to Pint, and also due to higher interest income related to higher cash balances in the 2018 period and less foreign exchange loss.

Liquidity and Capital Resources

        Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $20.4 million and $24.1 million for the year ended December 31, 2018 and 2017, respectively. Our operating activities used $22.7 million and $23.8 million of net cash during the year ended December 31, 2018 and 2017, respectively. At December 31, 2018, we had an accumulated deficit of $381.9 million, working capital of $9.3 million, and cash and cash equivalents of $17.0 million. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the fourth quarter of 2019.

Cash Flows

        The following table summarizes our cash flows for the year ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(22,696,000)	$(23,820,000)
Investing activities	—	—
Financing activities	35,657,000	6,360,000
Effect of foreign currency translation	(15,000)	34,000

Net decrease in cash and cash equivalents	$12,946,000	$(17,426,000)

Net cash used in operating activities

        Net cash used in operating activities was $22.7 million for the year ended December 31, 2018 and consisted primarily of a net loss of $20.4 million, including a favorable change in fair value of warrant liability of $1.6 million, partially offset by $1.2 million of noncash stock-based compensation and depreciation expense. Changes in operating assets and liabilities resulted in a net decrease in cash of $0.9 million. Significant changes in operating assets and liabilities included a decrease in receivables, prepaid expenses, and other current assets of $0.1 million as a result of the recovery of prepayments of fees to our vendors relating to clinical trial contracts. Accounts payable and accrued liabilities decreased by $0.6 million as a result of the timing of receipt and payment of vendor invoices. Deferred revenue decreased $0.4 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

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

Net cash provided by investing activities

        There was no net cash provided by or used in investing activities for the year ended December 31, 2018 or 2017.

Net cash provided by financing activities

        Net cash provided by financing activities for the year ended December 31, 2018 was $35.7 million, which resulted from the proceeds received from the sale of common stock and February and April, 2018, and the subsequent exercise of warrants. Net cash provided by financing activities for the year ended December 31, 2017 was $6.4 million resulting from the issuance of common stock in April and November, 2017.

Operating and Capital Expenditure Requirements

        We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2019 to decrease from 2018, due to the current status of our INSPIRE trail with study countries and sites having been opened primarily during 2016 and 2017. After having incurred the costs of opening a clinical study in many different countries, we anticipate that enrollment of study patients will be the primary driver of cost in 2019. Considering these changes in our clinical program from 2018, as well as a focused effort to reduce our cash expenditures related to general and administrative items, will result in net cash expended in 2019 to decrease compared to 2018. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

        We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the fourth quarter of 2019. However, due to our ongoing losses and our accumulated deficit in combination with these factors, the opinion of our independent registered public accounting firm on our audited consolidated financial statements for our fiscal year ended December 31, 2018 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

        We are exploring various sources of funding for continued development of rigosertib in MDS, as well as our ongoing operations. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met. If we obtain regulatory approval for any of our product candidates, we expect to incur significant NDA preparation and commercialization expenses. We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. We may rely on licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories. If we choose to build a commercial infrastructure to support marketing in the United States for any of our product candidates that achieve regulatory approval, such commercial infrastructure could be expected to include a targeted, oncology sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to having any certainty about marketing approval. Furthermore, we have and expect to continue to incur additional costs associated with operating as a public company.

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

Recent Accounting Pronouncements

        In November 2018, the FASB issued guidance, which clarifies the interaction between ASC Topic 808, Collaborative Arrangements, and ASC Topic 606, Revenue from Contracts with Customers. The guidance, among other items, clarifies that certain transactions between collaborative participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The guidance is effective for fiscal years beginning after December 15, 2019. We believe that the adoption of this guidance will not have a material impact on our consolidated financial statements.

        In August 2018, the FASB issued guidance which changes the disclosure requirements for fair value measurement. The guidance amends the disclosure requirements in ASC Topic 820 by adding, changing, or removing certain disclosures. The guidance is effective for fiscal years beginning after December 15, 2019. We believe that the adoption of this guidance will not have a material impact on our consolidated financial statements. We are evaluating the impact of the adoption of the standard on our financial statement disclosures.

        In February 2016, the FASB issued guidance which supersedes much of the current guidance for leases. The new standard requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of the new guidance, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. We have evaluated the impact of the adoption of the guidance on our consolidated financial statements and expect to record a right-of-use asset and lease liability for certain of our leases as of the adoption date. The adoption of the guidance will not have a material effect on our financial statements.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2018 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

        This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to exemptions provided to issuers that are non-accelerated filers or qualify as an "emerging growth company," as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the JOBS Act.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information with respect to this item will be set forth in the Proxy Statement for the 2019 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics" and "Corporate Governance" and is incorporated herein by reference.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  (1) Financial Statements: See Index to Consolidated Financial Statements on page F-1.

  (3)
  Exhibits: See Exhibits Index on pages 91 to 95

ITEM 16.    FORM 10-K SUMMARY

        Information with respect to this item is not required and has been omitted at the Company's option.

EXHIBITS INDEX

Exhibit Number	Exhibit Description
3.1	Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 25, 2013).

3.2	Amended and Restated Bylaws of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 25, 2013).

3.3	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 31, 2016)

3.4	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 22, 2018)

3.5	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 8, 2018)

3.6	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 25, 2018)

4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013.)

4.2	Eighth Amended and Restated Stockholders' Agreement, effective as of July 27, 2012, by and among Onconova Therapeutics, Inc. and certain stockholders named therein (Incorporated by reference to Exhibit 4.2to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on July 11, 2013).

4.3	Amendment No. 1 to Eighth Amended and Restated Stockholders' Agreement, effective as of July 9, 2013 (Incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).

4.4	Form of Warrant Certificate issued pursuant to Warrant Agreement, dated as of July 27, 2016, by and between Onconova Therapeutics, Inc. and Wells Fargo Bank, N.A., as Warrant Agent (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2016)

Exhibit Number		Exhibit Description
4.5		Warrant Agreement, dated as of July 27, 2016, by and between Onconova Therapeutics, Inc. and Wells Fargo Bank, N.A., as Warrant Agent (Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2016)

4.6		Form of Pre-Funded Warrants issued as of July 27, 2016 (Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2016)

4.7		Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 8, 2018)

4.8		Form of Underwriter Warrant issued as of February 12, 2018 ((Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 8, 2018)

4.9		Form of Preferred Stock Warrant issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 8, 2018)

4.10		Form of Pre-Funded Warrant issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on February 8, 2018)

4.11		Certificate of Designation of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 30, 2018)

4.12		Form of Preferred Stock Warrant issued as of May 1, 2018 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 30, 2018)

4.13		Form of Pre-Funded Warrant issued as of May 1, 2018 (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 30, 2018)

4.14		First Amendment to Underwriter Series A Convertible Preferred Stock Purchase Warrant, dated as of September 24, 2018 (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2018)

10.1	*	Development and License Agreement, effective as of September 19, 2012, by and between Onconova Therapeutics, Inc. and Baxter Healthcare SA (Incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 2 the Company's Registration Statement on Form S-1 filed on July 18, 2013).

10.2	*	License Agreement, effective as of July 5, 2011, by and between Onconova Therapeutics, Inc. and SymBio Pharmaceuticals Limited (Incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 2 the Company's Registration Statement on Form S-1 filed on July 18, 2013).

10.3	*	First Amendment to License Agreement, effective as of September 2, 2011, by and between Onconova Therapeutics, Inc. and SymBio Pharmaceuticals Limited (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.4	*	License Agreement, effective as of January 1, 1999, by and between Onconova Therapeutics, Inc. and Temple University—Of The Commonwealth System of Higher Education (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

Exhibit Number		Exhibit Description
10.5	*	Amendment to License Agreement, effective as of September 1, 2000, by and between Temple University—Of The Commonwealth System of Higher Education and Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.6	*	Amendment #1 to Exclusive License Agreement, effective as of March 21, 2013, by and between Temple University—Of The Commonwealth System of Higher Education and Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.7	*	Limited Liability Company Agreement of GBO, LLC, dated as of December 12, 2012, by and between Onconova Therapeutics, Inc. and GVK Biosciences Private Limited (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.8	+	Onconova Therapeutics, Inc. 2007 Equity Compensation Plan, and forms of agreement thereunder (Incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).

10.9	+	Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Ramesh Kumar, Ph.D. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 8, 2015).

10.10	+	Letter Agreement, effective as of January 1, 2016, by and between Onconova Therapeutics, Inc. and Ramesh Kumar, Ph.D. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2016).

10.11	+	Amended and Restated Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Thomas McKearn, M.D., Ph.D. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 8, 2015).

10.12	+	Amended and Restated Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Ajay Bansal. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 8, 2015).

10.13	+	Consulting Agreement, effective as of January 1, 2012, by and between Onconova Therapeutics, Inc. and E. Premkumar Reddy, Ph.D., including Consultant Agreement Renewal, dated February 27, 2013 (Incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.14	+	Form of Indemnification Agreement entered into by and between Onconova Therapeutics, Inc. and each director and executive officer (Incorporated by reference to Exhibit 10.24 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).

10.15	+	Onconova Therapeutics, Inc. 2013 Equity Compensation Plan, and forms of agreement thereunder (Incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).

10.16	+	Onconova Therapeutics, Inc. 2013 Performance Bonus Plan (Incorporated by reference to Exhibit 10.26 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).

Exhibit Number		Exhibit Description
10.17	+	Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Dr.Manoj Manair. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 8, 2015).

10.18	+	Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Mark Guerin. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2016)

10.19	+	Amended and Restated Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Steven M. Fruchtman, M.D. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 13, 2015).

10.20		Dealer-Manager Agreement dated July 7, 2016, between Onconova Therapeutics, Inc. and Maxim Group LLC ((Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 13, 2016)

10.21		At Market Issuance Sales Agreement, dated December 5, 2016, between Onconova Therapeutics, Inc. and FBR Capital Markets & Co. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 5, 2016)

10.22	+	Letter Agreement, effective as of January 1, 2017, by and between Onconova Therapeutics, Inc. and Ramesh Kumar, Ph.D. (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on March 29, 20l7)

10.23	*	License, Development and Commercialization Agreement, dated as of March 2, 2018, by and between Onconova Therapeutics, Inc. and Pint International SA (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2018)

10.24		Securities Purchase Agreement, dated as of March 2, 2018, by and between Onconova Therapeutics, Inc. and Pint Pharma GmbH (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2018)

10.25		Form of Lock-Up Waiver Agreement, dated as of April 16, 2018, by and among the Company, H.C. Wainwright & Co., LLC and each of the warrantholders identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 30, 2018)

10.26	+	Amended and Restated Employment Agreement, effective as of June 19, 2018, by and between the Company and Steven M. Fruchtman, M.D. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2018)

10.27	+	Onconova Therapeutics, Inc. 2018 Omnibus Incentive Compensation Plan, as approved by the stockholders (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 29, 2018)

10.28	+	Form of Nonqualified Stock Option Award Agreement under the Onconova Therapeutics, Inc. 2018 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2018).

10.29	+	Employment Agreement, effective as of November 5, 2018, by and between the Company and Richard C. Woodman, M.D. (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2018)

Exhibit Number		Exhibit Description
10.30	+	Separation and Release Agreement, effective as of January 15, 2019, by and between the Company and Ramesh Kumar, Ph.D. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 15, 2019)

21.1		Subsidiaries of Onconova Therapeutics, Inc.

23.1		Consent of Ernst & Young, LLP.

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: April 1, 2019

Onconova Therapeutics, Inc.
By:	/s/ STEVEN M. FRUCHTMAN, M.D. Steven M. Fruchtman Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN M. FRUCHTMAN, M.D. Steven M. Fruchtman, M.D.	Director, President and Chief Executive Officer(Principal Executive Officer)	April 1, 2019
/s/ MARK GUERIN Mark Guerin	Chief Financial Officer(Principal Financial Officer and Principal Accounting Officer)	April 1, 2019
/s/ MICHAEL B. HOFFMAN Michael B. Hoffman	Chairman, Board of Directors	April 1, 2019
/s/ JEROME E. GROOPMAN, M.D. Jerome E. Groopman, M.D.	Director	April 1, 2019
/s/ JAMES J. MARINO James J. Marino	Director	April 1, 2019
/s/ VIREN MEHTA, PH.D. Viren Mehta, Ph.D.	Director	April 1, 2019

Signature	Title	Date

/s/ E. PREMKUMAR REDDY, PH.D. E. Premkumar Reddy, Ph.D.	Director	April 1, 2019
/s/ JACK E. STOVER Jack E. Stover	Director	April 1, 2019

ONCONOVA THERAPEUTICS, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Onconova Therapeutics, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Onconova Therapeutics, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company's ability to continue as a going concern. Management's evaluation of the events and conditions and management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Philadelphia, Pennsylvania

April 1, 2019

Onconova Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$16,970,000	$4,024,000
Receivables	35,000	59,000
Prepaid expenses and other current assets	760,000	820,000

Total current assets	17,765,000	4,903,000
Property and equipment, net	9,000	64,000
Other non-current assets	149,000	12,000

Total assets	$17,923,000	$4,979,000

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,039,000	$6,186,000
Accrued expenses and other current liabilities	4,173,000	3,335,000
Deferred revenue	226,000	455,000

Total current liabilities	8,438,000	9,976,000
Warrant liability	176,000	1,773,000
Deferred revenue, non-current	3,922,000	4,091,000

Total liabilities	12,536,000	15,840,000

Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 5,000,000 authorized at December 31, 2018 and 2017, none issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.01 par value, 250,000,000 and 25,000,000 authorized at December 31, 2018 and 2017, 5,674,220 and 718,078 shares issued and outstanding at December 31, 2018 and 2017	57,000	8,000
Additional paid in capital	387,238,000	350,614,000
Accumulated other comprehensive (loss) income	(12,000)	3,000
Accumulated deficit	(381,896,000)	(362,316,000)

Total Onconova Therapeutics, Inc. stockholders' equity (deficit)	5,387,000	(11,691,000)
Non-controlling interest	—	830,000

Total stockholders' equity (deficit)	5,387,000	(10,861,000)

Total liabilities and stockholders' equity (deficit)	$17,923,000	$4,979,000

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statements of Operations

	Years ended December 31,
	2018	2017
Revenue	$1,228,000	$787,000
Operating expenses:
General and administrative	7,586,000	7,405,000
Research and development	16,924,000	19,119,000

Total operating expenses	24,510,000	26,524,000

Loss from operations	(23,282,000)	(25,737,000)
Change in fair value of warrant liability	1,597,000	1,628,000
Other income, net	1,151,000	30,000

Net loss before income taxes	(20,534,000)	(24,079,000)
Income tax (benefit) expense	(124,000)	13,000

Net loss	(20,410,000)	(24,092,000)
Net gain attributable to non-controlling interest	(163,000)	—

Net loss attributable to Onconova Therapeutics, Inc	(20,573,000)	(24,092,000)

Net loss per share of common stock, basic and diluted	$(4.99)	$(40.15)

Basic and diluted weighted average shares outstanding	4,124,073	600,022

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

	Years ended December 31,
	2018	2017
Net loss	$(20,410,000)	$(24,092,000)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments, net	(15,000)	34,000

Other comprehensive (loss) income, net of tax	(15,000)	34,000

Comprehensive loss	(20,425,000)	(24,058,000)

Comprehensive income attributable to non-controlling interest	(163,000)	—

Comprehensive loss attributable to Onconova Therapeutics, Inc	$(20,588,000)	$(24,058,000)

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

	Stockholders' Equity (Deficit)
	Common Stock				Accumulated other comprehensive income (loss)
			Additional Paid in Capital	Accumulated deficit		Non-controlling interest
	Shares	Amount					Total
Balance at December 31, 2016	450,660	$5,000	$342,547,000	$(338,224,000)	$(31,000)	$830,000	$5,127,000
Net loss	—	—	—	(24,092,000)	—	—	(24,092,000)
Other comprehensive income (loss)	—	—	—	—	34,000	—	34,000
Stock-based compensation	—	—	1,710,000	—	—	—	1,710,000
Issuance of common stock, net	267,418	3,000	6,357,000	—	—	—	6,360,000

Balance at December 31, 2017	718,078	$8,000	$350,614,000	$(362,316,000)	$3,000	$830,000	$(10,861,000)

Net loss	—	—	—	(20,573,000)	—	163,000	(20,410,000)
Other comprehensive income (loss)	—	—	—	—	(15,000)	—	(15,000)
Stock-based compensation	—	—	1,147,000	—	—	—	1,147,000
Dissolution of GBO	—	—	—	993,000	—	(993,000)	—
Shares issued in connection with reverse stock split	101	—	—	—	—	—	—
Issuance of common stock and pre-funded warrants, net	4,215,581	42,000	34,895,000	—	—	—	34,937,000
Issuance of common stock upon exercise of warrants	740,460	7,000	582,000	—	—	—	589,000

Balance at December 31, 2018	5,674,220	$57,000	$387,238,000	$(381,896,000)	$(12,000)	$—	$5,387,000

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017
Operating activities:
Net loss	$(20,410,000)	$(24,092,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,000	88,000
Change in fair value of warrant liabilities	(1,597,000)	(1,628,000)
Stock compensation expense	1,147,000	1,710,000
Gain on dissolution of GBO and other	(824,000)	—
Changes in assets and liabilities:
Receivables	24,000	(28,000)
Prepaid expenses and other current assets	60,000	768,000
Other assets	(137,000)	—
Accounts payable	(1,454,000)	863,000
Accrued expenses and other current liabilities	838,000	(1,047,000)
Deferred revenue	(398,000)	(454,000)

Net cash used in operating activities	(22,696,000)	(23,820,000)

Investing activities:
Net cash provided by investing activities	—	—

Financing activities:
Proceeds from the sale of common stock and warrants, net of costs	35,068,000	6,360,000
Proceeds from the exercise of stock options	589,000	—

Net cash provided by financing activities	35,657,000	6,360,000

Effect of foreign currency translation on cash	(15,000)	34,000

Net increase (decrease) in cash and cash equivalents	12,946,000	(17,426,000)
Cash and cash equivalents at beginning of period	4,024,000	21,450,000

Cash and cash equivalents at end of period	$16,970,000	$4,024,000

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

The Company

        Onconova Therapeutics, Inc. (the "Company") was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company's headquarters are located in Newtown, Pennsylvania. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule product candidates primarily to treat cancer. Using its proprietary chemistry platform, the Company has created an extensive library of targeted anti-cancer agents designed to work against specific cellular pathways that are important to cancer cells. The Company believes that the product candidates in its pipeline have the potential to be efficacious in a variety of cancers. The Company has three clinical-stage product candidates and several preclinical programs. In 2011, the Company entered into a license agreement, as subsequently amended, with SymBio Pharmaceuticals Limited ("SymBio"), which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. On March 2, 2018, the Company entered into a License, Development and Commercialization Agreement with Pint International SA (which, together with its affiliate Pint Pharma GmbH, are collectively referred to as "Pint"). Under the terms of the agreement, the Company granted Pint an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and commercialize any pharmaceutical product containing rigosertib in all uses of rigosertib in certain Latin America countries. In 2012, the Company entered into a development and license agreement with Baxter Healthcare SA, the predecessor in interest to Baxalta GmbH (together with its affiliates, "Baxalta"), pursuant to which the Company granted an exclusive, royalty-bearing license for the research, development, commercialization and manufacture (in specified instances) of rigosertib in all therapeutic indications in Europe. The Baxalta agreement terminated effective August 30, 2016, at which time the rights the Company licensed to Baxalta reverted to the Company at no cost. The Company has retained development and commercialization rights to rigosertib in the rest of the world, including the United States. During 2012, Onconova Europe GmbH was established as a wholly owned subsidiary of the Company for the purpose of further developing business in Europe. In December 2017, the Company entered into a license and collaboration agreement with HanX Biopharmaceuticals, Inc. ("HanX"), a company focused on development of novel oncology products, for the further development, registration and commercialization of ON 123300 in Greater China. ON 123300 is a preclinical compound which the Company believes has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. The key feature of the collaboration is that HanX will provide all funding required for future Chinese IND enabling studies necessary for filing an IND with the Chinese Food and Drug Administration. The studies would be conducted to meet the Good Laboratory Practice ("GLP") requirements of the FDA such that the Company could simultaneously file an IND with the US FDA. The Company and HanX will oversee the IND enabling studies. The Company will maintain global rights to ON 123300 outside of China. In April 2013, GBO, LLC, a Delaware limited liability company, ("GBO") was formed pursuant to an agreement with GVK Biosciences Private Limited, a private limited company located in India, ("GVK") to collaborate and develop two programs using the

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Nature of Business (Continued)

Company's technology platform. The two preclinical programs sublicensed to GBO were not developed to clinical stage as initially hoped, and GBO was dissolved in June 2018.

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

Liquidity

        The Company has incurred recurring operating losses since inception. For the year ended December 31, 2018, the Company incurred a net loss of $20,410,000 and as of December 31, 2018 the Company had generated an accumulated deficit of $381,896,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At December 31, 2018, the Company had cash and cash equivalents of $16,970,000. The Company will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

        From its inception through July 2013, the Company raised capital through the private issuance of preferred stock. On July 30, 2013, the Company completed its initial public offering (the "IPO") of 39,611 shares of Common Stock, at a price of $2,250.00 per share. The Company received net proceeds of $79,811,000 from the sale, net of underwriting discounts and commissions and other estimated offering expenses. Immediately prior to the consummation of the IPO, all outstanding shares of preferred stock automatically converted into shares of Common Stock at the applicable conversion ratio then in effect. From the IPO through December 31, 2016, the Company closed on several offerings which included Common Stock and warrants. Total net proceeds from these offerings was approximately $24.9 million.

        On April 26, 2017 the Company closed on an underwritten public offering of 165,079 shares of Common Stock. On May 17, 2017, the Company sold an additional 24,239 shares as a result of the underwriter's exercise of its over-allotment option. Net proceeds from these transactions were approximately $5.3 million. (See Note 17)

        On November 14, 2017 the Company closed on a registered direct offering to select accredited investors of 61,333 shares of common stock. Net proceeds were approximately $1.1 million. (See Note 17)

        On February 12, 2018 the Company closed on an offering of units of common stock and warrants. The Company issued 467,000 shares of common stock, pre-funded warrants to purchase 196,167 shares of common stock, and preferred stock warrants to purchase shares of Series A convertible preferred stock convertible into 696,325 shares of common stock. Net proceeds were approximately $8.7 million. (See Note 17)

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Nature of Business (Continued)

        On May 1, 2018 the Company closed on an offering of units of common stock and warrants. The Company issued 3,694,118 shares of common stock, pre-funded warrants to purchase 815,686 shares of common stock, and preferred stock warrants to purchase shares of Series B convertible preferred stock convertible into 4,509,804 shares of common stock. Net proceeds were approximately $25.6 million. (See Note 17)

        The Company has and may continue to delay, scale-back, or eliminate certain of its research and development activities and other aspects of its operations until such time as the Company is successful in securing additional funding. The Company is exploring various dilutive and non-dilutive sources of funding, including equity financings, strategic alliances, business development and other sources. The future success of the Company is dependent upon its ability to obtain additional funding. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. The Company currently anticipates that current cash and cash equivalents will be sufficient to meet its anticipated cash requirements into the fourth quarter of 2019. Accordingly, management has concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date that these financial statements are issued.

2. Summary of Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial statements include the consolidated accounts of the Company, its wholly-owned subsidiary, Onconova Europe GmbH, and GBO, which was dissolved in June 2018. All significant intercompany transactions have been eliminated.

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

        The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the assets' book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceeds their fair value, which is measured based

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

on the projected discounted future net cash flows generated from the assets. No impairment losses have been recorded through December 31, 2018.

Warrant Accounting

        Common stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging—Contracts in Entity's Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. (See Note 4).

        The Company's warrants that are classified as liabilities are recorded at fair value. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the consolidated statements of operations. The Company has both tradable and non-tradable warrants. At December 31, 2018, the tradable warrants are classified as level 1 liabilities and the Company uses the Nasdaq quoted market price to estimate the fair value of the related derivative warrant liability. The non-tradable warrants are classified as level 3 liabilities and the Company uses the Black-Scholes pricing model to estimate the fair value of the related derivative warrant liability. (See Note 8 for a discussion of the fair value hierarchy).

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

License, Collaboration and Other Revenues

        The Company enters into licensing and collaboration agreements, under which it licenses certain of its product candidates' rights to third parties. The Company recognizes revenue related to these agreements in accordance with ASC 606. The terms of these arrangements typically include payment from third parties of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of the licensed product.

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

        Licensing of Intellectual Property:    If the license to the Company's intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other performance obligations, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front-fees. The Company evaluates the measure of progress each reporting period, and, if necessary, adjusts the measure of performance and related revenue recognition.

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

        Manufacturing supply services.    Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the customer's discretion are generally considered as options. The Company assesses if these options provide material rights to the licensee and if so, they are accounted for as separate performance obligations. If the Company is entitled to additional payments when the customer exercises these options, any additional payments are recorded when the customer obtains control of the goods, which is upon shipment.

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

Clinical Trial Expense Accruals

        As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company's objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company's clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2018 and 2017, there were no material adjustments to the Company's prior period estimates of accrued expenses for clinical trials.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Basic and Diluted Net Loss Per Share of Common Stock

        Basic net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period, excluding the dilutive effects of stock options and warrants. Diluted net loss per share of common stock is computed by dividing the net loss applicable to common stockholders by the sum of the weighted-average number of shares of Common Stock outstanding during the period plus the potential dilutive effects of stock options and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of Common Stock for the years ended December 31, 2018 and 2017.

Recent Accounting Pronouncements

        In November 2018, the FASB issued guidance, which clarifies the interaction between ASC Topic 808, Collaborative Arrangements, and ASC Topic 606, Revenue from Contracts with Customers. The guidance, among other items, clarifies that certain transactions between collaborative participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The guidance is effective for fiscal years beginning after December 15, 2019. The Company believes that the adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

        In August 2018, the FASB issued guidance which changes the disclosure requirements for fair value measurement. The guidance amends the disclosure requirements in ASC Topic 820 by adding, changing, or removing certain disclosures. The guidance is effective for fiscal years beginning after December 15, 2019. The Company believes that the adoption of this guidance will not have a material impact on the Company's consolidated financial statements. The Company is evaluating the impact of the adoption of the standard on its financial statement disclosures.

        In February 2016, the FASB issued guidance which supersedes much of the current guidance for leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of the new guidance, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company has evaluated the impact of the adoption of the guidance on its consolidated financial statements and expects to record a right-of-use asset and lease liability for certain of its leases as of the adoption date. The adoption of the guidance will not have a material effect on the Company's financial statements.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Property and Equipment

        Property and equipment and related accumulated depreciation are as follows:

	December 31,
	2018	2017
Laboratory equipment	$1,037,000	$1,037,000
Software	92,000	92,000
Computer and office equipment	354,000	354,000
Leasehold improvements	745,000	745,000

	2,228,000	2,228,000
Less accumulated depreciation	(2,219,000)	(2,164,000)

	$9,000	$64,000

        Depreciation and amortization expense was $55,000 and $88,000 for the years ended December 31, 2018 and 2017, respectively.

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

        Warrants outstanding at December 31, 2017 and 2018, and warrant activity for the year ended December 31, 2018 is as follows (reflects the number of common shares as if the warrants were converted to common stock):

Description	Classification	Exercise Price	Expiration Date	Balance Decemeber 31, 2017	Warrants Issued	Warrants Exercised	Warrants Expired	Balance Decemeber 31, 2018
Non-tradable warrants	Liability	$172.50	July 2021	6,456	—	—	—	6,456
Tradable warrants	Liability	$73.80	July 2021	212,801	—	—	—	212,801
Non-tradable pre-funded warrants	Equity	$0.15	July 2023	394	—	—	—	394
Non-tradable warrants	Equity	$6.69375	*	—	663,167	—	—	663,167
Non-tradable warrants	Equity	$7.96875	*	—	33,158	—	—	33,158
Non-tradable warrants	Equity	$14.10	March 2021	—	5,000	—	—	5,000
Non-tradable warrants	Equity	$21.15	March 2021	—	8,333	—	—	8,333
Non-tradable warrants	Equity	$7.7895	June 2021	—	15,000	—	—	15,000
Non-tradable pre-funded warrants	Equity	$0.15	none	—	196,167	(110,000)	—	86,167
Non-tradable warrants	Equity	$6.375	**	—	4,509,804	(76,842)	—	4,432,962
Non-tradable pre-funded warrants	Equity	$0.15	none	—	815,686	(553,618)	—	262,068

				219,651	6,246,315	(740,460)	—	5,725,506

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

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Warrants (Continued)

**
These preferred stock warrants expire on the 18-month anniversary of June 8, 2018, the date on which the Company publicly announced through the filing of a Current Report on Form 8-K that a Certificate of Amendment to the Company's Tenth Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 100,000,000 to 250,000,000, was filed with the Secretary of State of the State of Delaware. These preferred stock warrants may be exercised on a cashless basis in certain circumstances specified therein.

5. Net Loss Per Share of Common Stock

        The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
Basic and diluted net loss per share of common stock:
Net loss attributable to Onconova Therapeutics, Inc	$(20,573,000)	$(24,092,000)

Weighted average shares of common stock outstanding	4,124,073	600,022

Net loss per share of common stock—basic and diluted	$(4.99)	$(40.15)

        The following potentially dilutive securities outstanding at December 31, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive (reflects the number of common shares as if the dilutive securities had been converted to common stock):

	December 31,
	2018	2017
Warrants	5,725,506	3,294,771
Stock options	379,328	894,996

	6,104,834	4,189,767

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Revenue

        The Company recognized revenue under its license and collaboration agreements with SymBio, HanX and Pint as follows (See Note 14):

	Year ended December 31,
	2018	2017
Symbio
Upfront license fee recognition over time	$398,000	$455,000
Supplies	61,000	332,000
Hanx
Upfront license payment recognized at a point in time	450,000	—
Pint
Upfront license payment recognized at a point it time	319,000	—

	$1,228,000	$787,000

        Deferred revenue is as follows:

Symbio Upfront Payment
Deferred balance at December 31, 2017	$4,546,000
Recognition to revenue	398,000

Deferred balance at December 31, 2018	$4,148,000

        See Note 14, "License and Collaboration Agreements," for a further discussion of the agreements with SymBio and HanX.

7. Balance Sheet Detail

        Prepaid expenses and other current assets are as follows:

	December 31,
	2018	2017
Research and development	$415,000	$514,000
Manufacturing	111,000	48,000
Insurance	166,000	181,000
Other	68,000	77,000

	$760,000	$820,000

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Balance Sheet Detail (Continued)

        Accrued expenses and other current liabilities are as follows:

	December 31,
	2018	2017
Research and development	$2,285,000	$1,912,000
Employee compensation	1,650,000	1,258,000
Professional fees	225,000	165,000
Other	13,000	—

	$4,173,000	$3,335,000

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

        On January 5, 2016, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with an institutional investor providing for the issuance and sale by the Company of 12,912 shares of Common Stock, at a purchase price of $142.50 per share and warrants to purchase up to 6,456 shares of Common Stock (the "Warrants") for aggregate gross proceeds of $1,840,000 (see Note 17). The Company has classified the warrants as a liability (see Note 4). The fair value was estimated using the Black-Scholes pricing model.

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

liability. Consequently, the Company changed its valuation technique from the Black-Scholes pricing model to the quoted market price, effective April 1, 2017. The change in valuation technique resulted in a reclassification of the liability within the valuation hierarchy from Level 3 to Level 1. The quoted market price was used to determine the fair value at December 31, 2018 and 2017.

        The Company estimated the fair value of the non-tradable warrant liability at December 31, 2018 using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.46%
Expected volatility	82.18%
Expected term	2.53 years
Expected dividend yield	0%

        Expected volatility is based on the historical volatility of the Company's common stock since its IPO in July 2013.

        The following fair value hierarchy table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	Fair Value Measurement as of:
	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance
Tradable warrants liability	$176,000	$—	$—	$176,000	$1,755,000	$—	$—	$1,755,000
Non-tradable warrants liability	—	—	—	—	—	—	18,000	18,000

Total	$176,000	$—	$—	$176,000	$1,755,000	$—	$18,000	$1,773,000

        The following table presents a reconciliation of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017:

Warrant Liability
Balance at December 31, 2016	$3,401,000
Reclassification of tradable warrants to Level 1	(4,857,000)
Change in fair value upon re-measurement	1,474,000

Balance at December 31, 2017	18,000
Change in fair value upon re-measurement	(18,000)

Balance at December 31, 2018	$—

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

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

        Income taxes have been based on the following income (loss) before income tax expense:

	December 31,
	2018	2017
Domestic	$(20,579,000)	$(24,131,000)
Foreign	45,000	52,000

	$(20,534,000)	$(24,079,000)

        The provision for income taxes consists of the following:

	December 31,
	2018	2017
Current
US Federal	$—	$—
State and Local	—	—
Foreign	13,000	13,000

Total Current	$13,000	$13,000

Deferred
US Federal	$(137,000)	$—
State and Local	—	—
Foreign	—	—

Total Deferred	$—	$—

Total (Benefit) Expense	$(124,000)	$13,000

        As of December 31, 2018, the Company had federal net operating loss ("NOL") carry forwards of $231,950,000, state NOL carry forwards of $187,950,000 and research and development tax credit carry forwards of $82,335,000. which may be available to reduce future taxable income. There are $210,490,000 of federal NOLs that were generated in tax periods prior to 2018 that will begin to expire at various dates starting in 2022 and ending in 2044. The NOL that was generated in 2018 of $21,460,000 will carry forward indefinitely and not expire pursuant to changes in tax laws but will be limited in a single tax year to 80 percent of federal taxable income. The state NOL carry forwards will begin to expire at various dates starting in 2025. The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This will likely limit the amount of US NOLs, tax credit and tax attribute carryforwards that the Company can utilize to offset future taxable income or tax liabilities. The Company will complete a full Section 382 and 383 analysis prior to any utilization of any NOL and tax credit carry forwards. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

        The Company's reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. The Company recognized no material adjustment for unrecognized income tax benefits. Through December 31, 2018, the Company had no unrecognized tax benefits or related interest and penalties accrued.

        The principal components of the Company's deferred tax assets are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryovers	$63,494,000	$57,557,000
R&D tax credits	82,246,000	79,725,000
Non-qualified stock options	4,611,000	5,355,000
Deferred revenue	1,175,000	1,242,000
Charitable contributions	4,000	4,000
Accrued expenses	454,000	407,000
Fixed assets	92,000	85,000

Deferred tax assets	152,076,000	144,375,000
Less valuation allowance	(151,939,000)	(144,375,000)

Net deferred tax assets	$137,000	$—

        ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2018 and 2017, respectively, except for the refundable AMT credit. The Company experienced a net change in valuation allowance of $7,564,000 and $(13,434,000) for the years ended December 31, 2018 and 2017, respectively.

        A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	December 31,
	2018	2017
Federal income tax expense at statutory rate	21.0%	34.0%
Permanent items	1.4	(8.1)
Effect of Tax Act	—	(116.9)
State income tax, net of federal benefit	6.9	5.8
Tax credits	12.2	29.3
Provision to return	—	—
Change in valuation allowance	(36.6)	55.8
Other	(4.3)	—

Effective income tax rate	0.6%	(0.1)%

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation

        The 2007 Equity Compensation Plan as amended (the "2007 Plan"), amended, restated and renamed the Company's 1999 Stock Based Compensation Plan (the "1999 Plan"), which provided for the granting of incentive and nonqualified stock options and restricted stock to its employees, directors and consultants at the discretion of the board of directors.

        The 2013 Equity Compensation Plan (the "2013 Plan"), amended, restated and renamed the 2007 Plan. Under the 2013 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, deferred share awards, performance awards and other equity-based awards to employees, directors and consultants. The Company initially reserved 40,718 shares of Common Stock for issuance, subject to adjustment as set forth in the 2013 Plan. The 2013 Plan included an evergreen provision, pursuant to which the maximum aggregate number of shares that may be issued under the 2013 Plan is increased on the first day of each fiscal year by the lesser of (a) a number of shares equal to four percent (4%) of the issued and outstanding Common Stock of the Company, without duplication, (b) 13,333 shares and (c) such lesser number as determined by the Company's board of directors, subject to specified limitations.

        The 2018 Omnibus Incentive Compensation Plan (the "2018 Plan") was unanimously approved by the Company's Board of Directors on May 24, 2018 and was approved by the Company's stockholders on June 27, 2018. The 2018 Plan replaces the 2013 Plan. Upon stockholders' approval of the 2018 Plan, no further awards will be made under the 2013 Plan. Awards granted under the 2013 Plan will continue in effect in accordance with the terms of the applicable award agreement and the terms of the 2013 Plan in effect when the awards were granted.

        Under the 2018 Plan, the Company may grant incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors and consultants, and advisors. The maximum aggregate number of shares of the Company's common stock that may be issued under the 2018 Plan is 402,354, which is equal to the sum of (i) 400,000 shares of the Company's common stock, plus (ii) 2,354 shares, which is the number of shares of the Company common stock reserved for issuance under the 2013 Plan that remained available as of the effective date of the 2018 Plan. In addition, the number of shares of common stock subject to outstanding awards under the 2013 Plan that terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares under the 2013 Plan after the effective date of the 2018 Plan will be available for issuance under the 2018 Plan. At December 31, 2018, there were 95,264 shares available for future issuance.

        Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company's statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company's inception. The Company recognized stock-based compensation expense as follows for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
General and administrative	$589,000	$975,000
Research and development	507,000	735,000

	$1,096,000	$1,710,000

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

        A summary of stock option activity for the six months ended December 31, 2018 is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2017	3,842	59,666	$855.30	6.72	$0
Authorized	413,333	—
Granted	(335,405)	335,405	$7.50
Exercised	—	—	$—
Forfeitures	15,743	(15,743)	$615.72
Cancelled	(2,249)

Balance, December 31, 2018	95,264	379,328	$76.33	9.19	$0

Vested or expected to vest, December 31, 2018		365,790	$76.33	9.19	$0

Exercisable at December 31, 2018		51,973	$76.33	9.19	$0

        Information with respect to stock options outstanding and exercisable at December 31, 2018 is as follows:

Exercise Price	Shares	Exercisable
$3.41 - $7.05	308,339	—
$16.35 - $97.50	50,555	32,060
$222.00 - $225.00	1,931	1,594
$348.00 - $597.00	4,931	4,777
$651.00 - $1,129.50	5,636	5,606
$1,992.00 - $2,268.00	7,585	7,585
$4,156.50 - $4,371.00	351	351

	379,328	51,973

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

        The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options at the grant date. The Black-Scholes model requires the Company to make certain estimates and assumptions, including estimating the fair value of the Company's Common Stock, assumptions related to the expected price volatility of the Common Stock, the period during which the options will

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

be outstanding, the rate of return on risk-free investments and the expected dividend yield for the Company's stock.

        As of December 31, 2018, there was $1,429,000 of unrecognized compensation expense related to the unvested stock options issued from April 24, 2013 through December 31, 2018, which is expected to be recognized over a weighted-average period of approximately 2.31 years.

        The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

	Year ended December 31,
	2018	2017
Risk-free interest rate	2.84%	2.09%
Expected volatility	79.42%	79.02%
Expected term	5.94 years	5.98 years
Expected dividend yield	0%	0%
Weighted average grant date fair value	$1.18	$1.76

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

  •
  Estimated forfeiture rate: The Company's estimated annual forfeiture rate on stock option grants was 4.14% in 2018 and 2017, based on the historical forfeiture experience.

11. Employee Benefit Plan

        In October 2007, the Company established a 401(k) Retirement Savings Plan. Employees are eligible to participate in the plan as soon as they join the Company if they are at least 21 years of age and work a minimum of 1,000 hours per year. The Company matches $0.75 for every dollar of the first 6% of payroll that employees invest, up to the legal limit. Employer contributions vest immediately. For the years ended December 31, 2018 and 2017, the Company contributed $224,000 and $124,000, respectively.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingencies

Operating leases

        In January 2007, the Company entered into a lease for 8,100 square feet of office and lab space in Newtown, Pennsylvania, and in October 2009, the Company and the landlord amended the lease to add three additional one-year options to extend the lease term. In November 2013 the Company renewed the lease for the period April 1, 2014 to March 31, 2015, for rent of $11,000 per month. In December 2014 the Company renewed the lease for the period April 1, 2015 to March 31, 2016, for rent of $11,500 per month. In November 2015 the Company renewed the lease for the period April 1, 2016 to March 31, 2017, for rent of $11,900 per month. In September 2012, the Company sub-leased an additional 1,356 square feet of office space. The lease was renewed through February 28, 2017 for rent of $1,600 per month. In February 2017, the Company combined the leases and renewed the lease for the combined space for the period March 1, 2017 to February 28, 2018, for rent of $13,800 per month. The Company renewed the lease for the combined space for the period March 1, 2018 to February 28, 2019, for rent of $14,200 per month. The Company renewed the lease for the combined space for the period March 1, 2019 to February 28, 2020, for rent of $14,700 per month.

        Future minimum lease payments under these non-cancellable leases having terms in excess of one year as of December 31, 2018 are as follows:

December 31, 2018
2019	$175,000
2020	29,000

Total minimum lease payments	$204,000

        Net rent expense was $165,000 and $152,000 for the years ended December 31, 2018 and 2017, respectively.

Employment agreements

        The Company has entered into employment agreements with certain of its executives. The agreements provide for, among other things, salary, bonus and severance payments.

13. Research Agreements

        The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University ("Temple"), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through December 31, 2018 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

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

        The Company assessed the SymBio arrangement in accordance with ASC 606 and determined that its performance obligations under the SymBio agreement include the exclusive, royalty-bearing, sublicensable license to rigosertib, the research and development services to be provided by the Company and its obligation to serve on a joint committee. The Company concluded that the license was not distinct since it was of no benefit to SymBio without the ongoing research and development services and that, as such, the license and the research and development services should be bundled as a single performance obligation. Since the provision of the license and research and development services are considered a single performance obligation, the $7,500,000 upfront payment is being recognized as revenue ratably through December 2037, the expected period over which the Company expects the research and development services to be performed as the services are performed.

        SymBio's purchases of rigosertib as development-stage product or for commercial requirements represent options under the agreement and revenues are therefore recognized when control of the product is transferred, which is typically when shipped. If SymBio orders the supplies from the Company, the Company expects the pricing for this supply to equal its third-party manufacturing cost plus a pre-negotiated percentage, which will not result in a significant incremental discount to market rates. In January 2018, the agreement was amended to provide SymBio a discount of 35% on future purchases, limited to a cumulative total amount of $300,000.

HanX Agreement

        In December 2017, the Company entered into a license and collaboration agreement with HanX Biopharmaceuticals, Inc. ("HanX"), a company focused on development of novel oncology products, for the further development, registration and commercialization of ON 123300 in Greater China. ON 123300 is a preclinical compound which the Company believes has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. The key feature of the collaboration is that HanX will provide all funding required for future Chinese IND enabling studies necessary for filing an IND with the Chinese Food and Drug Administration. The studies would be conducted to meet the Good Laboratory Practice ("GLP") requirements of the FDA such that the Company could simultaneously file an IND with the US FDA. The Company and HanX will oversee the IND enabling studies. The Company will maintain global rights to ON 12330 outside of China.

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

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

14. License and Collaboration Agreements (Continued)

Pint Agreement

        On March 2, 2018, the Company entered into a License, Development and Commercialization Agreement (the "License Agreement") and a Securities Purchase Agreement (the "Securities Purchase Agreement") with Pint.

        Under the terms of the License Agreement, the Company granted Pint an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and commercialize any pharmaceutical product (the "Product") containing rigosertib in all uses of rigosertib in humans in Latin American countries (the "Territory," including Argentina, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Cuba, Dominican Republic, Ecuador, El Salvador, French Guiana, British Guiana, Suriname, Guatemala, Haiti, Honduras, Mexico, Nicaragua, Panama, Paraguay, Peru, Uruguay and Venezuela).

        Pint agreed to make an upfront equity investment in the Company's common stock. In addition, the Company could receive up to $41.5 million in additional regulatory, development and sales-based milestone payments, an additional equity investment, as well as tiered, double digit royalties based on net aggregate net sales in the Territory. Pint and the Company have also agreed to enter into a supply agreement providing for Pint purchasing rigosertib and the Product from the Company within 90 days of the FDA approval of an a New Drug Application ("NDA") for the Product.

        Pint may terminate the License Agreement in whole (but not in part) at any time upon 45 days' prior written notice. The License Agreement also contains certain provisions for termination by either party in the event of breach of the License Agreement by the other party, subject to a cure period, or bankruptcy of the other party.

        Under the terms of the Securities Purchase Agreement, Pint agreed to make an upfront equity investment in the Company at a specified premium to the Company's share price. Pursuant to the Securities Purchase Agreement, closing of the upfront equity investment occurred on April 4, 2018 and Pint purchased 54,463 shares of common stock for $1,250,000. The total amount of the premium was $319,000 and this amount was allocated to the license.

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

16. Related-Party Transactions

        The Company has entered into a research agreement, as subsequently amended, with the Mount Sinai School of Medicine ("Mount Sinai"), with which a member of its board of directors and a significant stockholder is affiliated. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in connection with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions. Payments to Mount Sinai under this research agreement for the years ended December 31, 2018 and 2017 were $351,000 and $351,000, respectively. At December 31, 2018 and 2017, the Company had $88,000 and $526,000 payable to Mount Sinai under this agreement.

        The Company has entered into a consulting agreement with a member of its board of directors, who is also a significant stockholder. The board member provides consulting services to the Company on the terms set forth in the agreement. Payments to this board member under this agreement for the years ended December 31, 2018 and 2017 were $132,000 and $132,000, respectively. At December 31, 2018 and December 31, 2017, the Company had $33,000 and $33,000, respectively, payable under this agreement.

17. Securities Registrations and Sales Agreements

        On October 8, 2015, the Company entered into a purchase agreement, and a registration rights agreement (the "Registration Rights Agreement") with Lincoln Park. A registration statement (Form S-1 No. 333-207533), relating to the shares, which was filed with the SEC became effective on November 3, 2015.

        Subject to the terms and conditions of the purchase agreement, including the effectiveness of a registration statement covering the resale of the shares, the Company was permitted to sell additional

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Securities Registrations and Sales Agreements (Continued)

shares of its Common Stock, having an aggregate offering price of up to $15,000,000 to Lincoln Park from time to time until December 1, 2018.

        Upon execution of the Lincoln Park purchase agreement, Lincoln Park made an initial purchase of 5,645 shares of the Company's Common Stock for $1,500,000. Subject to the terms and conditions of the purchase agreement, including the effectiveness of a registration statement covering the resale of the shares, the Company had the right to sell to and Lincoln Park was obligated to purchase up to an additional $15,000,000 of shares of Common Stock, subject to certain limitations, from time to time until December 1, 2018. The Company could direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 666 shares of Common Stock on any business day, increasing to up to 1,666 shares depending upon the closing sale price of the Common Stock (such purchases, "Regular Purchases"). However, in no event was a Regular Purchase be more than $1,000,000. The purchase price of shares of Common Stock related to the future funding was based on the prevailing market prices of such shares at the time of sales. In addition, the Company could direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a Regular Purchase the closing sale price of the Common Stock was not below the threshold price as set forth in the Purchase Agreement. The Company's sales of shares of Common Stock to Lincoln Park under the Purchase Agreement were limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 4.99% of the then-outstanding shares of the Common Stock, which limit increased to 9.99% on May 1, 2016.

        Pursuant to the terms of the Lincoln Park purchase agreement and to comply with the listing rules of the Nasdaq Stock Market, the number of shares issued to Lincoln Park thereunder was not exceed 19.99% of the Company's shares outstanding on October 8, 2015 unless the approval of the Company's stockholders was obtained. This limitation did not apply if the average price paid for all shares issued and sold under the purchase agreement was equal to or greater than $233.40. The Company was not required or permitted to issue any shares of Common Stock under the Lincoln Park purchase agreement if such issuance would breach the Company's obligations under the listing rules of the Nasdaq Stock Market.

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

        Proceeds received from sales to Lincoln Park were used to fund the development of the Company's clinical and preclinical programs, for other research and development activities and for general corporate purposes.

        In December 2016, the Company entered into a sales agreement with FBR Capital Markets & Co. ("FBR") to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its Common Stock through FBR. The Shares to be sold under the Sales Agreement, if any, will be issued and sold pursuant to the Company's shelf registration statement on Form S-3 (File No 333-199219), previously filed with the SEC on October 8, 2014 and declared effective by the SEC on November 20, 2014. A prospectus supplement related to the Company's

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Securities Registrations and Sales Agreements (Continued)

at-the-market equity program was filed with the SEC on December 5, 2016. Sales under the Sales Agreement were 1,367 shares for net proceeds of approximately $64,000. The Sales Agreement was terminated effective April 19, 2017.

        On November 9, 2017, the Company entered into a placement agency agreement with Laidlaw relating to the Company's registered direct offering, issuance and sale to select accredited investors of 61,333 shares of the Company's common stock at a price of $22.50 per share on a best efforts basis. These shares are registered under the Securities Act on the Company's Registration Statement on Form S-3 (File No. 333-199219). The offering closed on November 14, 2017. The net proceeds to the Company from the offering, after deducting placement agent fees and other expenses, were approximately $1,082,000. The Company intends to use the net proceeds from this offering to fund the development of its clinical and preclinical programs, for other research and development activities and for general corporate purposes, which may include capital expenditures and funding its working capital needs.

        On February 8, 2018, the Company entered into an underwriting agreement (the "February 2018 Underwriting Agreement") with H.C. Wainwright & Co., LLC ("HCW"), relating to the public offering (the "February 2018 Offering") of 380,500 shares of the Company's common stock and pre-funded warrants (the "February 2018 Pre-Funded Warrants") to purchase an aggregate of 196,167 shares of common stock. Each share of common stock or February 2018 Pre-Funded Warrant, as applicable, was sold as a unit with a warrant to purchase Series A Preferred Stock which is convertible to common stock (the "February 2018 Preferred Stock Warrants"). Each February 2018 Preferred Stock Warrant is for one-fifteenth of a share of common stock, on an as converted basis. The combined public offering price was $15.15 per common stock unit or $15.00 per February 2018 Pre-Funded Warrant unit.

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

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Securities Registrations and Sales Agreements (Continued)

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

        On April 27, 2018, the Company entered into an underwriting agreement with HCW relating to the public offering (the "April 2018 Offering") of 3,105,882 shares of the Company's common stock and pre-funded warrants (the "May 2018 Pre-Funded Warrants") to purchase an aggregate of 815,686 shares of common stock. Each share of common stock or May 2018 Pre-Funded Warrant, as applicable, was sold as a unit with a warrant to purchase Series B Preferred Stock which is convertible to common stock (the "May 2018 Preferred Stock Warrants"). Each May 2018 Preferred Stock Warrant is for one-fifteenth of a share of common stock, on an as converted basis. The combined public offering price was $6.375 per common stock unit or $6.225 per May 2018 Pre-Funded Warrant unit.

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

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Securities Registrations and Sales Agreements (Continued)

        The May 2018 Pre-Funded Warrants are exercisable immediately at an exercise price of $0.15 per share, may be exercised until they are exercised in full, and may be exercised on a cashless basis in certain circumstances.

        The May 2018 Preferred Stock Warrants are exercisable immediately for Series B Preferred Stock at an exercise price of $6.375 per common share, on an as converted basis and will expire on the 18-month anniversary of June 8, 2018, the date on which the Company publicly announced through the filing of a Current Report on Form 8-K that a Certificate of Amendment to the Company's Tenth Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 100,000,000 to 250,000,000, was filed with the Secretary of State of the State of Delaware. The May 2018 Preferred Stock Warrants may be exercised on a cashless basis in certain circumstances.

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

        In connection with the February 2018 Offering, the Company agreed to certain restrictions (the "Company Lock-Up") set forth in Section 5(j) of the February 2018 Underwriting Agreement. The Company Lock-Up, among other items, prohibited the Company, during a period of one hundred and thirty-five (135) days from February 8, 2018, without the prior written consent of HCW, from offering or selling any Common Stock or any securities convertible into or exercisable or exchangeable for Common Stock. In order to receive HCW's waiver of the Company Lock-Up, in connection with the April 2018 Offering, on April 16, 2018, the Company entered into a Lock-Up Waiver Agreement (the "Lock-Up Waiver Agreement") with HCW and certain holders of the February 2018 Preferred Stock Warrants, pursuant to which (i) HCW waived the Company Lock-Up solely with respect to the April 2018 Offering, and (ii) the Company agreed to reduce the exercise price of the February 2018 Preferred Stock Warrants such that the exercise price of the February 2018 Preferred Stock Warrants shall be equal to 105% of the public offering price of common stock sold in the April 2018 Offering (but only to the extent that such public offering price is lower than the current exercise price of the February 2018 Preferred Stock Warrants) and that such repricing shall be effective concurrently with the closing of the April 2018 Offering. This modification of the February 2018 Preferred Stock Warrants was accounted for as an equity issuance cost. In accordance with the Lock-Up Waiver Agreements, the exercise price of the February 2018 Preferred Stock Warrants was repriced from $15.15 per share of common stock, on as converted basis to $6.69375 per share of common stock, on as converted basis, when the April 2018 Offering closed on May 1, 2018.

18. Subsequent Events

        On January 15, 2019, Stephen Fruchtman, M.D. was appointed as a director and the Chief Executive Officer of the Company and successor to Ramesh Kumar, Ph.D. On the same date, Ramesh Kumar, Ph.D., resigned as the Chief Executive Officer and as a director of the Company. Dr. Kumar is serving as a consultant to the Company pursuant to a Consulting Agreement (the "Consulting Agreement").

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Subsequent Events (Continued)

        In connection with Dr. Kumar's resignation, the Company entered into a Separation and Release Agreement (the "Separation Agreement") with Dr. Kumar, dated as of January 15, 2019. Under the Separation Agreement Dr. Kumar is entitled to the severance payments and benefits as set forth in the Separation Agreement. The severance payments and benefits under the Separation Agreement include, without limitation, the following:

        Severance Payments. Under severance payments provisions, which remain the same as those in the Employment Agreement, the Company will pay Dr. Kumar a severance amount equal to $933,774, which is the sum of (x) $602,435, 12 months of base salary at the rate in effect immediately prior to January 15, 2019 and (y) $331,339, 55% of the base salary amount referred to in the preceding sentence. The severance amount will be paid in installments in accordance with the Company's normal payroll practices over the 12-month period following the Termination Date.

        Stock Option Acceleration and Extension. The stock option acceleration provision remains the same as that under the Employment Agreement, and under this provision, all stock options (the "Outstanding Options") held by Dr. Kumar will vest on the Termination Date. Dr. Kumar is also entitled to a stock option extension provision, under which the Company will amend the post-termination exercise periods set forth in the agreements reflecting the Outstanding Options such that Dr. Kumar will have until the earlier of (i) January 15, 2022 and (ii) the last day of the applicable ten-year term of the applicable Outstanding Option to exercise the Outstanding Options.

        Other Benefits. Dr. Kumar will also receive accrued benefits and certain health benefits; and the enhanced benefits include, among other things, a COBRA (Consolidated Omnibus Budget Reconciliation Act) reimbursement extension, under which if Dr. Kumar remains on COBRA coverage for the entire 12-month period following the Termination Date, the Company will continue to pay Dr. Kumar COBRA reimbursements for an additional six-month period following the expiration of the 12-month period, subject to certain terms and conditions.

        Under the Consulting Agreement, during the five-month period starting on February 18, 2019, at the request of the Company, Dr. Kumar will provide consulting service to the Company, and will be paid $10,000 per month for up to 20 hours of services (pro-rated for each partial calendar month during the term), and $500 per hour for each additional hour Dr. Kumar performs services in excess of 20 hours in any month (pro-rated for each partial calendar month during the term), subject to terms and conditions of the Consulting Agreement. The Company and Dr. Kumar may each terminate the Consulting Agreement by giving the other 90 days' written notice. The Company has no obligation to request any consulting service during the term.

        In March 2019, the Company communicated to certain employees a plan of termination to reduce a number of positions as part of its ongoing commitment to reduce costs and conserve cash. The plan affects six employees, who have been offered severance pay in accordance with Company policy or, if applicable, their employment agreements. As a result of the workforce reduction, the Company estimates that it will record in the first quarter of 2019, a one-time severance-related charge totaling approximately $0.7 million. Annual estimated savings from the workforce reduction are expected to be approximately $1.5 million and should be fully realized during 2020. The severance-related charge and savings are subject to a number of assumptions, and actual results may differ materially. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.