Form 10-Q
period 2019-03-31
Onconova Therapeutics, Inc.
filed 2019-05-15
CIK 1130598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes      ☒  No

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of May 1, 2019 was 5,895,004

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	ONTX	The Nasdaq Stock Market LLC
Common Stock Warrants	ONTXW	The Nasdaq Stock Market LLC

ONCONOVA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

All common stock, equity, share and per share amounts have been retroactively adjusted to reflect a one-for-fifteen reverse stock split which was effective September 25, 2018.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Onconova Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,396,000	$16,970,000
Receivables	35,000	35,000
Prepaid expenses and other current assets	759,000	760,000
Total current assets	11,190,000	17,765,000
Property and equipment, net	1,000	9,000
Other non-current assets	150,000	149,000
Total assets	$11,341,000	$17,923,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,334,000	$4,039,000
Accrued expenses and other current liabilities	3,849,000	4,173,000
Deferred revenue	226,000	226,000
Total current liabilities	8,409,000	8,438,000
Warrant liability	603,000	176,000
Deferred revenue, non-current	3,865,000	3,922,000
Total liabilities	12,877,000	12,536,000

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value, 5,000,000 authorized at March 31, 2019 and December 31, 2018, none issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 250,000,000 authorized at March 31, 2019 and December 31, 2018, 5,895,004 and 5,674,220 shares issued and outstanding at March 31, 2019 and December 31, 2018	59,000	57,000
Additional paid in capital	387,919,000	387,238,000
Accumulated other comprehensive loss	(18,000)	(12,000)
Accumulated deficit	(389,496,000)	(381,896,000)
Total Onconova Therapeutics, Inc. stockholders’ (deficit) equity	(1,536,000)	5,387,000
Non-controlling interest	—	—
Total stockholders’ (deficit) equity	(1,536,000)	5,387,000

Total liabilities and stockholders’ (deficit) equity	$11,341,000	$17,923,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2019	2018

Revenue	$68,000	$564,000
Operating expenses:
General and administrative	3,234,000	1,889,000
Research and development	4,075,000	4,577,000
Total operating expenses	7,309,000	6,466,000
Loss from operations	(7,241,000)	(5,902,000)

Change in fair value of warrant liability	(427,000)	812,000
Interest income	68,000	—
Net loss	(7,600,000)	(5,090,000)
Net loss attributable to non-controlling interest	—	—
Net loss attributable to Onconova Therapeutics, Inc.	(7,600,000)	(5,090,000)
Net loss per share of common stock, basic and diluted	$(1.29)	$(5.04)
Basic and diluted weighted average shares outstanding	5,890,098	1,009,244

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended March 31,
	2019	2018

Net loss	$(7,600,000)	$(5,090,000)
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments, net	(6,000)	8,000
Other comprehensive (loss) income, net of tax	(6,000)	8,000
Comprehensive loss	(7,606,000)	(5,082,000)
Comprehensive loss attributable to non-controlling interest	—	—
Comprehensive loss attributable to Onconova Therapeutics, Inc.	$(7,606,000)	$(5,082,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statement of Stockholders’ (Deficit) Equity (unaudited)

	Three Months Ended March 31, 2018
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive	Non-controlling
	Shares	Amount	Capital	deficit	income (loss)	interest	Total

Balance at December 31, 2017	718,078	$7,000	$350,615,000	$(362,316,000)	$3,000	$830,000	$(10,861,000)

Net loss	—	—	—	(5,090,000)	—	—	(5,090,000)
Other comprehensive income	—	—	—	—	8,000	—	8,000
Stock-based compensation	—	—	327,000	—	—	—	327,000
Issuance of common stock and pre-funded warrants, net	467,000	5,000	8,720,000	—	—	—	8,725,000
Issuance of common stock upon exercise of warrants	110,000	1,000	15,000	—	—	—	16,000
Balance at March 31, 2018	1,295,078	$13,000	$359,677,000	$(367,406,000)	$11,000	$830,000	$(6,875,000)

	Three Months Ended March 31, 2019
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive	Non-controlling
	Shares	Amount	Capital	deficit	income (loss)	interest	Total

Balance at December 31, 2018	5,674,220	$57,000	$387,238,000	$(381,896,000)	$(12,000)	$—	$5,387,000

Net loss	—	—	—	(7,600,000)	—	—	(7,600,000)
Other comprehensive loss	—	—	—	—	(6,000)	—	(6,000)
Stock-based compensation	—	—	650,000	—	—	—	650,000
Issuance of common stock upon exercise of warrants	220,784	2,000	31,000	—	—	—	33,000
Balance at March 31, 2019	5,895,004	$59,000	$387,919,000	$(389,496,000)	$(18,000)	$—	$(1,536,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(7,600,000)	$(5,090,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,000	16,000
Change in fair value of warrant liabilities	427,000	(812,000)
Stock compensation expense	650,000	278,000
Changes in assets and liabilities:
Receivables	—	(418,000)
Prepaid expenses and other current assets	—	6,000
Accounts payable	295,000	848,000
Accrued expenses and other current liabilities	(324,000)	(223,000)
Deferred revenue	(57,000)	(114,000)
Net cash used in operating activities	(6,601,000)	(5,509,000)

Investing activities:
Net cash provided by investing activities	—	—

Financing activities:
Proceeds from the sale of common stock and warrants, net of costs	—	8,725,000
Proceeds from the exercise of warrants	33,000	16,000
Net cash provided by financing activities	33,000	8,741,000
Effect of foreign currency translation on cash	(6,000)	8,000
Net (decrease) increase in cash and cash equivalents	(6,574,000)	3,240,000
Cash and cash equivalents at beginning of period	16,970,000	4,024,000
Cash and cash equivalents at end of period	$10,396,000	$7,264,000

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity

The Company has incurred recurring operating losses since inception. For the three months ended March 31, 2019, the Company incurred a net loss of $7,600,000 and as of March 31, 2019 the Company had generated an accumulated deficit of $389,496,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At March 31, 2019, the Company had cash and cash equivalents of $10,396,000. The Company will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

On February 12, 2018 the Company closed on an offering of units of common stock and warrants. The Company issued 467,000 shares of common stock, pre-funded warrants to purchase 196,167 share of common stock, and preferred stock warrants to purchase shares of Series A convertible preferred stock convertible into 696,325 shares of common stock. Net proceeds were approximately $8.7 million. (See Note 13)

On May 1, 2018 the Company closed on an offering of units of common stock and warrants. The Company issued 3,694,118 shares of common stock, pre-funded warrants to purchase 815,686 shares of common stock, and preferred stock warrants to purchase shares of Series B convertible preferred stock convertible into 4,509,804 shares of common stock. Net proceeds were approximately $25.6 million. (See Note 13)

In February and March 2019 the Company implemented a workforce reduction. Six employees were terminated, which represented approximately 24% of the Company’s workforce. A severance related charge of approximately $1,843,000, which includes a non-cash charge of approximately $415,000 related to the accelerated vesting of outstanding stock options, was recorded in the three months ended March 31, 2019. The severance expense will be paid in periodic amounts through February 2020. The accrued severance balance remaining at March 31, 2019 was $1,276,000.

On May 10, 2019, the Company entered into a License and Collaboration Agreement (the “License Agreement”) and two Securities Purchase Agreements (the “Securities Purchase Agreements”) with affiliates of HanX.  Under the terms of the agreements, the Company granted to HanX an exclusive, royalty bearing license to study and commercialize rigosertib in greater China. In exchange for these rights, HanX will make upfront payments to the Company totaling $4 million, including a $2 million fee and an investment totaling $2 million to purchase shares of the Company at a premium to market. In addition, HanX will dedicate $2 million in local currency, to be placed in escrow, for clinical development expenses in greater China.  In addition, the Company could receive regulatory, development and sales-based milestone payments to Onconova of up to $45.5 million and receive tiered royalties up to double digits on net sales in greater China. The Company will supply the finished product for sale in the licensed territories.  HanX will also support the Company’s clinical trial initiatives in the territory.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements include the consolidated accounts of the Company, its wholly-owned subsidiary, Onconova Europe GmbH, and GBO (through the date of its dissolution in June 2018). All significant intercompany transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018, the consolidated statement of stockholders’ (deficit) equity for the three months ended March 31, 2019 and the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2019, the results of its operations for the three months ended March 31, 2019 and 2018, and its cash flows for the three months ended March 31, 2019 and 2018. The financial data and other information disclosed in these notes related to the three months ended March 31, 2019 and 2018 are unaudited. The results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K filed with the SEC on April 1, 2019.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K filed with the SEC on April 1, 2019. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies, with the exception of the adoption of new FASB guidance related to leases.

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

Leases

The Company accounts for leases in accordance with Accounting Standards Codification Topic 842, Leases (ASC 842), which the Company adopted effective January 1, 2019. The Company determines whether an arrangement is a lease at contract inception by establishing if the contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration.

Right of Use (ROU) Assets and Lease Liabilities are recognized at the lease commencement date based on the present value of all minimum lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments, when the implicit rate is not readily determinable. Lease terms may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company has elected the following policy elections on adoption: use of portfolio approach on leases of assets under master service agreements, exclusion of short term leases (term of 12 months or less) on the balance sheet, and not separating lease and non-lease components.

At January 1, 2019 and March 31, 2019 the Company had one lease, which was for office space. The lease qualifies for the short term lease exception. Consequently, no ROU Asset or Lease Liability was recorded. The lease payments are being recognized as an expense on a straight-line basis over the lease term. Lease payments for the three months ended March 31, 2019 were $47,000. Remaining payments due under the lease at March 31, 2019 are $177,000.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In February 2016 and through subsequent amendments, the FASB issued guidance which supersedes much of the previous guidance for leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The guidance was effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors were permitted to recognize and measure leases at the date of adoption using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of the new guidance, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company adopted the guidance in ASC 842 effective January 1, 2019 using the modified retrospective method, which does not require the restatement of prior period amounts. There was no impact to the Company’s financial position and results of operations as a result of the adoption.

In August 2018, the FASB issued guidance which changes the disclosure requirements for fair value measurement. The guidance amends the disclosure requirements in ASC Topic 820 by adding, changing, or removing certain disclosures. The guidance is effective for fiscal years beginning after December 15, 2019. The Company believes that the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements. The Company is evaluating the impact of the adoption of the standard on its financial statement disclosures.

In November 2018, the FASB issued guidance, which clarifies the interaction between ASC Topic 808, Collaborative Arrangements, and ASC Topic 606, Revenue from Contracts with Customers. The guidance, among other items, clarifies that certain transactions between collaborative participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The guidance is effective for fiscal years beginning after December 15, 2019. The Company is still evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3.  Revenue

The Company’s revenue during the three months ended March 31, 2019 and 2018 was from its license and collaboration agreements with SymBio, HanX and Pint (See Note 10).

	Three Months Ended March 31,
	2019	2018

Symbio
Upfront license fee recognition over time	$57,000	$114,000
Supplies	11,000	—

Hanx
Upfront license payment recognized at a point in time	—	450,000

	$68,000	$564,000

Deferred revenue is as follows:

Symbio
Upfront Payment

Deferred balance at December 31, 2018	$4,148,000
Recognition to revenue	57,000

Deferred balance at March 31, 2019	$4,091,000

See Note 10, “License and Collaboration Agreements,” for a further discussion of the agreements with SymBio and HanX.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4.  Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at March 31, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive (reflects the number of common shares as if the dilutive securities had been converted to common stock):

	March 31,
	2019	2018
Warrants	5,504,722	1,015,476
Stock options	345,794	74,590
	5,850,516	1,090,066

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

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the three months ended March 31, 2019 is as follows:

				Balance				Balance
		Exercise	Expiration	Decemeber 31,	Warrants	Warrants	Warrants	March 31,
Description	Classification	Price	Date	2018	Issued	Exercised	Expired	2019

Non-tradable warrants	Liability	$172.50	July 2021	6,456	—	—	—	6,456
Tradable warrants	Liability	$73.80	July 2021	212,801	—	—	—	212,801
Non-tradable pre-funded warrants	Equity	$0.15	July 2023	394	—	—	—	394
Non-tradable warrants	Equity	$6.69375	*	663,167	—	—	—	663,167
Non-tradable warrants	Equity	$7.96875	*	33,158	—	—	—	33,158
Non-tradable warrants	Equity	$14.10	March 2021	5,000	—	—	—	5,000
Non-tradable warrants	Equity	$21.15	March 2021	8,333	—	—	—	8,333
Non-tradable warrants	Equity	$7.7895	June 2021	15,000	—	—	—	15,000
Non-tradable pre-funded warrants	Equity	$0.15	none	86,167	—	(33,333)	—	52,834
Non-tradable warrants	Equity	$6.375	**	4,432,962	—	—	—	4,432,962
Non-tradable pre-funded warrants	Equity	$0.15	none	262,068	—	(187,451)	—	74,617
				5,725,506	—	(220,784)	—	5,504,722

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Detail

Prepaid expenses and other current assets:

	March 31,	December 31,
	2019	2018

Research and development	$432,000	$415,000
Manufacturing	73,000	111,000
Insurance	152,000	166,000
Other	102,000	68,000
	$759,000	$760,000

Property and equipment:

	March 31,	December 31,
	2019	2018

Property and equipment	$2,228,000	$2,228,000
Accumulated depreciation	(2,227,000)	(2,219,000)
	$1,000	$9,000

Accrued expenses and other current liabilities:

	March 31,	December 31,
	2019	2018

Research and development	$2,113,000	$2,285,000
Employee compensation	1,645,000	1,650,000
Professional fees	77,000	225,000
Other	14,000	13,000
	$3,849,000	$4,173,000

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

On January 5, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional investor providing for the issuance and sale by the Company of 12,912 shares of Common Stock, at a purchase price of $142.50 per share and warrants to purchase up to 6,456 shares of Common Stock (the “Warrants”) for aggregate gross proceeds of $1,840,000. The Company has classified the warrants as a liability (see Note 5). The estimated fair value using the Black-Scholes pricing model was approximately $0 at March 31, 2019 and December 31, 2018.

On July 29, 2016 the Company closed on a Rights Offering, issuing 239,986 shares of Common Stock, 212,801 Tradable Warrants and 43,760 Pre-Funded Warrants. The Tradable Warrants are exercisable for a period of five years for one share of Common Stock at an exercise price of $73.80 per share. After the one-year anniversary of issuance, the Company may redeem the Tradable Warrants for $0.001 per Tradable Warrant if the volume weighted average price of its Common Stock is above $184.50 for each of 10 consecutive trading days. The Company has classified the Tradable Warrants as a liability (see Note 5). The Tradable Warrants have been listed on the Nasdaq Capital Market since issuance and the Company regularly monitors the trading activity. The Company has determined that an active and orderly market for the Tradable Warrants has developed and that the Nasdaq Capital Market price is the best indicator of fair value of the warrant liability. The quoted market price was used to determine the fair value at December 31, 2018 and March 31, 2019.

The Company estimated the fair value of the non-tradable warrant liability at March 31, 2019, using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.24%
Expected volatility	83.68%
Expected term	2.29 years
Expected dividend yield	0%

Expected volatility is based on the historical volatility of the Company’s Common Stock since its IPO in July 2013.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Fair Value Measurements (Continued)

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	Fair Value Measurement as of:
	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance

Tradable warrants liability	$603,000	$—	$—	$603,000	$176,000	$—	$—	$176,000
Non-tradable warrants liability	—	—	—	—	—	—	—	—
Total	$603,000	$—	$—	$603,000	$176,000	$—	$—	$176,000

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

Under the 2018 Plan, the Company may grant incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors and consultants, and advisors. The maximum aggregate number of shares of the Company’s common stock that may be issued under the 2018 Plan is 402,354, which is equal to the sum of (i) 400,000 shares of the Company’s common stock, plus (ii) 2,354 shares, which is the number of shares of the Company common stock reserved for issuance under the 2013 Plan that remained available as of the effective date of the 2018 Plan. In addition, the number of shares of common stock subject to outstanding awards under the 2013 Plan that terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares under the 2013 Plan after the effective date of the 2018 Plan will be available for issuance under the 2018 Plan. At March 31, 2019, there were 118,890 shares available for future issuance.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense as follows for the three months ended March 31, 2019 and 2018:

	Three Months ended March 31,
	2019	2018
General and administrative	$538,000	$158,000
Research and development	112,000	120,000
	$650,000	$278,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.  Stock-Based Compensation (Continued)

A summary of stock option activity for the three months ended March 31, 2019 is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2018	95,264	379,328	$76.33	9.19	$0
Authorized	—	—
Granted	—	—	$—
Exercised	—	—	$—
Forfeitures	23,626	(33,534)	$61.68	9.14
Balance, March 31, 2019	118,890	345,794	$77.75	8.92	$0
Vested or expected to vest, March 31, 2019		336,847	$194.95	8.19	$0
Exercisable at March 31, 2019		129,447	$194.95	8.19	$0

Information with respect to stock options outstanding and exercisable at March 31, 2019 is as follows:

Exercise Price	Shares	Exercisable
$3.41 – $7.05	278,246	71,040
$16.35 – $97.50	48,133	39,167
$222.00 - $225.00	1,871	1,744
$348.00 – $597.00	4,867	4,832
$651.00 – $1,129.50	5,432	5,419
$1,992.00 - $2,268.00	6,910	6,910
$4,156.50 - $4,371.00	335	335
	345,794	129,447

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

As of March 31, 2019, there was $922,000 of unrecognized compensation expense related to the unvested stock options issued from April 24, 2013 through March 31, 2019, which is expected to be recognized over a weighted-average period of approximately 2.07 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

Three Months ended March 31,
2018
Risk-free interest rate	2.60%
Expected volatility	74.13%
Expected term	5.78 years
Expected dividend yield	0%
Weighted average grant date fair value	$0.84

There were no stock option grants during the three months ended March 31, 2019.

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

• Estimated forfeiture rate: The Company’s estimated annual forfeiture rate on stock option grants during the three months ended March 31, 2018 was 4.14%.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through March 31, 2019 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

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

HanX ON 123300 Agreement

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

11. Preclinical Collaboration / Non-controlling Interest

In December 2012, the Company agreed to form GBO, an entity owned by the Company and GVK. The purpose of GBO was to collaborate on and develop two programs through filing of an investigational new drug application and/or conducting proof of concept studies using the Company’s technology platform.

During 2013, GVK made an initial capital contribution of $500,000 in exchange for a 10% interest in GBO, and the Company made an initial capital contribution of a sublicense to all the intellectual property controlled by the Company related to the two specified programs in exchange for a 90% interest. Under the terms of the agreement, GVK made additional capital contributions. The GVK percentage interest in GBO could have changed from the initial 10% to up to 50%, depending on the amount of its total capital contributions. During November 2014, GVK made an additional capital contribution of $500,000 which increased its interest in GBO to 17.5%. The Company evaluated its variable interests in GBO on a quarterly basis and determined that it was the primary beneficiary. GBO was reflected in the Company’s financial statements as a non-controlling interest.

The two preclinical programs sublicensed to GBO were not developed to clinical stage as initially hoped, and GBO was dissolved in June 2018. The dissolution resulted in a gain of $693,000 to the Company, primarily as a result of forgiveness of GBO payables to GVK. Upon consolidation of GBO, the $693,000 gain and $(163,000) non-controlling interest portion were recorded by the Company in the quarter ended June 30, 2018. There was no activity in GBO during the three months ended March 31, 2018.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Related-Party Transactions

The Company has entered into a research agreement, as subsequently amended, with the Mount Sinai School of Medicine (“Mount Sinai”), with which a member of its board of directors and a stockholder is affiliated. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in collaboration with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions, resulting therefrom. Payments to Mount Sinai under this research agreement for the three months ended March 31, 2019 and 2018 were $88,000 and $88,000, respectively. At March 31, 2019 and December 31, 2018, the Company had $175,000 and $88,000, respectively, payable to Mount Sinai under this agreement.

The Company has entered into a consulting agreement with a member of its board of directors, who is also a significant stockholder of the Company. The board member provides consulting services to the Company on the terms set forth in the agreement. Payments to this board member for the three months ended March 31, 2019 and 2018 were $33,000 and $33,000, respectively. At March 31, 2019 and December 31, 2018, the Company had $33,000 and $33,000, respectively, payable under this agreement.

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

14. Subsequent Event

On May 10, 2019, the Company entered into a License and Collaboration Agreement (the “License Agreement”) and two Securities Purchase Agreements (the “Securities Purchase Agreements”) with affiliates of HanX.  Under the terms of the agreements, the Company granted to HanX an exclusive, royalty bearing license to study and commercialize rigosertib in greater China. In exchange for these rights, HanX will make upfront payments to the Company totaling $4 million, including a $2 million fee and an investment totaling $2 million to purchase shares of the Company at a premium to market. In addition, HanX will dedicate $2 million in local currency, to be placed in escrow, for clinical development expenses in greater China.  In addition, the Company could receive regulatory, development and sales-based milestone payments to Onconova of up to $45.5 million and receive tiered royalties up to double digits on net sales in greater China. The Company will supply the finished product for sale in the licensed territories.  HanX will also support the Company’s clinical trial initiatives in the territory.  The Company has not yet determined the amount or timing of revenue recognition related to these agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with interim unaudited condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report, and the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the SEC on April 1, 2019. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Onconova” refer to Onconova Therapeutics, Inc. and its consolidated subsidiaries.

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

Our net losses were $7.6 million and $5.1 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $389.5 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met. As of March 31, 2019, we had $10.4 million in cash and cash equivalents.

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

On May 10, 2019, we entered into a License and Collaboration Agreement (the “License Agreement”) and two Securities Purchase Agreements (the “Securities Purchase Agreements”) with affiliates of HanX.  Under the terms of the agreements, the Company granted to HanX an exclusive, royalty bearing license to study and commercialize rigosertib in greater China. In exchange for these rights, HanX will make upfront payments to the Company totaling $4 million, including a $2 million fee and an investment totaling $2 million to purchase shares of the Company at a premium to market. In addition, HanX will dedicate $2 million in local currency, to be placed in escrow, for clinical development expenses in greater China.  In addition, the Company could receive regulatory, development and sales-based milestone payments to Onconova of up to $45.5 million and receive tiered royalties up to double digits on net sales in greater China. The Company will supply the finished product for sale in the licensed territories.  HanX will also support the Company’s clinical trial initiatives in the territory.

We believe that our cash and cash equivalents of $10.4 million, at March 31, 2019, will be sufficient to fund our operations and ongoing trials into the fourth quarter of 2019. We also believe that the $4.0 million, due to us under the HanX Biopharmaceuticals, Inc. rigosertib agreements, would provide sufficient funding to extend our operations and ongoing clinical trials into the first quarter of 2020.  We do not have a recurring source of revenue to fund our operations and will need to raise additional funds to continue to develop and apply for regulatory approval for our drug candidates; therefore, there is substantial doubt about our ability to continue as a going concern.

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

Rigosertib

Rigosertib is a small molecule which we believe blocks cellular signaling by targeting RAS effector pathways. This is believed to be mediated by the interaction of rigosertib to the RAS-binding domain (“RBD”), found in many RAS effector proteins, including the Raf and PI3K kinases. We believe this mechanism of action provides a new approach to block the interactions between RAS and its targets containing RBD sites. Rigosertib is currently being tested in clinical trials as a single agent, and in combination with azacitidine, in patients with MDS. We have enrolled more than 1,300 patients in rigosertib clinical trials for MDS and other conditions. We are party to a collaboration agreement with SymBio, which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. We are party to a license agreement with Pint Pharma International SA (“Pint”), which grants Pint certain rights to commercialize rigosertib in certain countries in Latin America. We are a party to a license agreement with HanX, which grants HanX certain rights to study, manufacture, and commercialize rigosertib in the People’s Republic of China, Hong Kong, Macau, and Taiwan.  We have retained development and commercialization rights to rigosertib in the rest of the world, including in the United States and Europe, although we could consider licensing commercialization rights to other territories as we continue to seek additional funding.

The table below summarizes our rigosertib clinical stage programs.

Disease	Formulation	Indication	Stage	Expected Timelines	Potential Market Opportunity (US)/Benefit

MDS	Intravenous	HR - following HMA failure	Phase 3 Interim analysis completed	Phase 3 completion of enrollment 2H 2019	~ 5,000 patients	No directly competing FDA approved product in the market

	Oral - in combination with AZA	HR - prior to HMAs	Phase 2	-Phase 3 protocol and SPA submitted to the FDA in 2018 -Phase 3 trial expected in 2019 pending funding	~ 18,000	No oral NCE approved since 2005

	Oral	Lower Risk	Phase 2	Determine target patient population in 2019	> 10,000	Longer potential duration of treatment

RASopathies	Intravenous and oral	JMML/other RAS Pathway diseases	Preclinical	-NIH CRADA signed -Proof of concept 2019	Rare disease	Pediatric clinical trial

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

Enrollment for the INSPIRE Phase 3 trial for second-line higher-risk MDS patients is highly selective with stringent entry criteria as outlined above. The INSPIRE study currently has more than 140 trial sites in 23 countries across four continents open, including sites open in Japan by our partner, SymBio Pharmaceuticals. In the first quarter of 2019, we opened 19 new clinical trial sites in eight countries already participating in the INSPIRE trial to support completion of enrollment of 360 patients in the Phase 3 INSPIRE study. We expect to open trial sites in additional geographic areas during the coming months to add approximately 25 more sites. The selection of countries and trial sites is carefully undertaken to ensure availability of appropriate patients meeting eligibility criteria. Since these criteria are purposely designed to be narrow and selective, extensive site screening and education is integral to our plan. At launch, the INSPIRE trial was expected to enroll 225 patients and the outcome is measured by overall survival.

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

After review of the interim data, in January 2018 the Independent Data Monitoring Committee (“DMC”) recommended continuation of the trial with a one-time expansion in enrollment, using a pre-planned sample size re-estimation, consistent with the SAP. As recommended by the DMC, the expanded INSPIRE study will continue to enroll eligible patients based on the current trial criteria of the overall ITT population and will increase enrollment by adding 135 patients to the original target to reach a total expected enrollment of 360 patients, with the aim of increasing the power of the trial. The targeted number of death events required for analyzing the results of the trial was increased from 176 to 288 events. Due to the adaptive trial design and the DMC’s assessment of the interim data, the INSPIRE trial will continue to analyze both the ITT and the VHR population for the primary endpoint of overall survival. The design of the trial with the expanded study enrollment will be identical to the current study design and will include the sequential analysis of the overall survival endpoint in the ITT population and if required the pre-specified VHR subgroup. The Company remains blinded to the specific interim analysis results. Following the interim analysis, we have expanded the INSPIRE Phase 3 trial to new sites in previously participating countries and anticipate expanding the study into new geographical regions. We continue to evaluate potential new sites and countries to enhance enrollment, while adhering to the stringent entry criteria to ensure that only appropriate patients are enrolled. During March 2019, we exceeded 75 percent completion of enrollment and are focused on completing enrollment in the second half of 2019 and reporting top-line data following full enrollment and 288 death events. We believe the addition of sites in Brazil and China later this year could contribute significantly to achieving our goal of completing enrollment by year end.

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

Rigosertib oral in combination with azacitidine for higher-risk MDS

We are developing rigosertib oral for use in combination with azacitidine prior to treatment with HMA therapy for higher risk MDS. In December 2018, at the American Society of Hematology (ASH) Annual Meeting and in June 2017, at the Congress of the European Hematology Association Meeting (EHA), we presented results from a Phase 1/2, multi-institutional trial of data from the initial portion of an ongoing rigosertib oral and azacitidine combination trial in higher-risk MDS. 55 of 74 HR-MDS patients enrolled and treated with > 840 mg/day oral rigosertib were evaluable for response at the time of the analysis. An Overall Response Rate (ORR) of 90% and Complete Remission (CR) rate (primary endpoint) of 34% was reported in this multi-institutional Phase 1/2 study in HMA naïve patients. HMA naïve patients are patients that had not previously received either azacitidine or decitabine. Such patients were not necessarily treatment naïve patents in that they may have received other therapies used for MDS. An ORR of 54% and CR/Partial Response (PR) of 8% in HMA failed patients was also reported.

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

The median duration of response for patients with HMA naïve MDS was 12.2 months

The median time to initial/best response for HMA naïve patients, was 1 cycle and 4 cycles, respectively

The median duration of response for the HMA failed patients was 10.8 months

The median time to initial/best response for patients with HMA failure MDS, was 2 cycles and 5 cycles of treatment, respectively

Safety/Tolerability of the Combination:

Based upon safety results from a comprehensive analysis of patients receiving oral rigosertib in combination with azacitidine that was presented during ASH in 2018, the combination of rigosertib oral (>840 mg/day) and azacitidine was well tolerated. The most common TEAEs in > 30% of patients with MDS/AML (n=74) receiving rigosertib oral and azacitidine were hematuria (45%), constipation (43%), diarrhea (42%), fatigue (42%), dysuria (38%) , pyrexia(36%), nausea (35%), neutropenia (31%) thrombocytopenia (30%), fatigue (39%), diarrhea (37%), constipation (37%) and dysuria (28%). The most common serious AEs were pneumonia (11%) and febrile neutropenia (7%). The most common AEs leading to discontinuation were AML (4%) and pneumonia (4%).

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

While the Phase 3 trial was being designed, we expanded the Phase 1/2 trial cohort by up to 40 evaluable subjects. Under a protocol expansion, we explored dose optimization by increasing the dose of rigosertib oral to a total of 1120 mg in combination with full dose azacitidine and varying the dose administration scheme of rigosertib oral to identify an optimal dose and schedule. After amendments were filed with the regulatory agencies, we started the expansion phase of this trial in the U.S. sites that participated in the initial trial. The trial is currently closed to new accrual and is continuing.

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

Safety and Tolerability of rigosertib oral in MDS and other hematologic malignancies

Rigosertib oral as monotherapy was evaluated in 4 Onconova Phase 1 and 2 studies in MDS and other hematologic malignancies. In studies of oral rigosertib as monotherapy for the treatment of MDS and other hematologic malignancies:

•                  Drug-related TEAEs that were > Grade 3 in severity occurred in 21% of patients. The most frequently reported (> 2% of patients) drug-related TEAEs that were > Grade 3 were neutropenia (7%); thrombocytopenia and cystitis (3% each); and leukopenia, dysuria, and hematuria (2% each).

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

As part of the CRADA, we will provide rigosertib supplies and initial funding towards non-clinical studies. The NCI will fund the majority of the research, including the cost of the clinical trial, which is expected to start in 2019. The NCI is carrying out PK/PD and dose escalation studies in preclinical models in preparation for dosing pediatric patients with single agent rigosertib. A clinical trial Phase 1 pediatric protocol has been developed and will be reviewed by the Institutional Review Board of the NCI. Based on NCI guidance, we now expect the first patient to be treated in the second half of 2019.

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

Recilisib

Recilisib is a product candidate being developed in collaboration with the U.S. Department of Defense for acute radiation syndromes. We have completed four Phase 1 trials to evaluate the safety and pharmacokinetics of recilisib in healthy human adult subjects using both subcutaneous and oral formulations. We have also conducted animal studies of recilisib under the FDA’s Animal Rule, which permits marketing approval for new medical countermeasures for which conventional human efficacy studies are not feasible or ethical, by relying on evidence from adequate and well-controlled studies in appropriate animal models to support efficacy in humans when the results of those studies establish that the drug is reasonably likely to produce a human clinical benefit. Human safety data, however, is still required. Ongoing studies of recilisib, focusing on animal models and biomarker development to assess the efficacy of recilisib are being conducted by third parties with government funding. We anticipate that any future development of recilisib beyond these ongoing studies would be conducted solely with government funding or by collaboration. Use of government funds to finance the research and development in whole or in part means any future effort to commercialize recilisib will be subject to federal laws and regulations on U.S. government rights in intellectual property. Additionally, we are subject to laws and regulations governing any research contracts, grants, or cooperative agreements under which government funding was provided.

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

In December 2017, we entered into a license and collaboration agreement with HanX, a company focused on development of novel oncology products, for the further development, registration and commercialization in China of ON 123300. This compound has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. Under the terms of the agreement, we will receive an upfront payment, regulatory and commercial milestone payments, as well as royalties on Chinese sales. The key feature of the collaboration is that HanX will provide all funding required for Chinese IND enabling studies performed for Chinese Food and Drug Administration IND approval. We and HanX also intend for these studies to comply with the FDA standards. Accordingly, such studies may be used by us for an IND filing with the FDA. We and HanX will oversee the IND enabling studies. We will maintain global rights outside of China. We plan to file an IND related to 123300 in the second quarter of 2019.

Some of our studies are ongoing and results may change as data becomes available.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our interim unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We believe there have been no significant changes in our critical accounting policies as discussed in our annual report on Form 10-K filed with the SEC on April 1, 2019, with the exception of the adoption of ASC 842, as described further in the footnotes to the quarterly financial information contained in this filing.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months ended March 31,
	2019	2018	Change
Revenue	$68,000	$564,000	$(496,000)
Operating expenses:
General and administrative	3,234,000	1,889,000	(1,345,000)
Research and development	4,075,000	4,577,000	502,000
Total operating expenses	7,309,000	6,466,000	(843,000)
Loss from operations	(7,241,000)	(5,902,000)	(1,339,000)
Change in fair value of warrant liability	(427,000)	812,000	(1,239,000)
Other income (expense), net	68,000	—	68,000
Net loss	$(7,600,000)	$(5,090,000)	$(2,510,000)

Revenues

Revenues decreased by $0.5 million, or 88%, for the three months ended March 31, 2019 when compared to the same period in 2018 as a result of revenue recognized from the HanX agreement in the 2018 period.

General and administrative expenses

General and administrative expenses increased by $1.3 million, or 71%, to $3.2 million for the three months ended March 31, 2019 from $1.9 million for the three months ended March 31, 2018. The increase was attributable to severance and stock option vesting acceleration expenses of $1.6 million related to personnel reductions during the 2019 period.  These increases were partially offset by $0.3 million lower professional fees and other expenses in the 2019 period.

Research and development expenses

Research and development expenses decreased by $0.5 million, or 11%, to $4.1 million for the three months ended March 31, 2019 from $4.6 million for the three months ended March 31, 2018. This decrease was caused primarily by $0.6 million lower expenses on INSPIRE and the 09-08 combination study and lower consulting expenses of $0.1 million in the 2019 period. These decreases were partially offset by $0.2 million higher personnel related to severance resulting from personnel reductions costs in the 2019 period.

Change in fair value of warrant liability

The fair value of the warrant liability increased $0.4 million for the three months ended March 31, 2019, compared to a decrease of $0.8 million for the three months ended March 31, 2018. This change was caused by the increase in the fair market value of the warrants issued in our rights offering in 2016.

Other income (expense), net

Other income (expense), net, was $68,000 and $0 for the three months ended March 31, 2019 and March 31, 2018, respectively, due to higher interest income and lower foreign exchange loss in the 2019 period.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $7.6 million and $5.1 million for the three months ended March 31, 2019 and 2018, respectively.  Our operating activities used $6.6 million and $5.5 million of net cash during the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, we had an accumulated deficit of $389.5 million, working capital of $2.8 million, and cash and cash equivalents of $10.4 million. We believe that our cash and cash equivalents of $10.4 million, at March 31, 2019, will be sufficient to fund our operations and ongoing trials into the fourth quarter of 2019. We also believe that the $4.0 million, due to us under the HanX Biopharmaceuticals, Inc. rigosertib agreements, would provide sufficient funding to extend our operations and ongoing trials into the first quarter of 2020.

Cash Flows

The following table summarizes our cash flows for the nine months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(6,601,000)	$(5,509,000)
Investing activities	—	—
Financing activities	33,000	8,741,000
Effect of foreign currency translation	(6,000)	8,000
Net (decrease) increase in cash and cash equivalents	$(6,574,000)	$3,240,000

Net cash used in operating activities

Net cash used in operating activities was $6.6 million for the three months ended March 31, 2019 and consisted primarily of a net loss of $7.6 million, including an increase in fair value of warrant liability of $0.4 million, and $0.7 million of noncash stock-based compensation and depreciation expense. Changes in operating assets and liabilities resulted in a net decrease in cash of $0.1 million. Significant changes in operating assets and liabilities included a decrease in deferred revenue of $0.1 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

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

Net cash provided by investing activities

There was no net cash provided by or used in investing activities for the three months ended March 31, 2019 or 2018.

Net cash provided by financing activities

There was $33,000 of net cash provided by financing activities for the three months ended March 31, 2019, related to the exercise of warrants.  Net cash provided by financing activities for the three months ended March 31, 2018 was $8.7 million, which resulted from the proceeds received from the sale of our Common Stock during that period.

Operating and Capital Expenditure Requirements

We believe that our cash and cash equivalents of $10.4 million, at March 31, 2019, will be sufficient to fund our operations and ongoing trials into the fourth quarter of 2019. We also believe that the $4.0 million, due to us under the HanX Biopharmaceuticals, Inc. rigosertib agreements, would provide sufficient funding to extend our operations and ongoing trials into the first quarter of 2020.  We are exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources. If we are unable to obtain additional funding, we may not be able to continue as a going concern and may be forced to curtail all of our activities and, ultimately, potentially cease operations. If we are unable to raise sufficient additional funding, we will not have sufficient cash flows and liquidity to fund our planned business operations, and may be forced to limit many, if not all, of our programs and consider other means of creating value for our stockholders, such as licensing to others the development and commercialization of products that we consider valuable and would otherwise likely develop ourselves. Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our net cash expenditures in 2019 to be comparable to 2018. We will incur substantial costs beyond the present and planned clinical trials in order to file a New Drug Application (NDA) for rigosertib. The nature, design, size and cost of further studies will depend in large part on the outcome of preceding studies and discussions with regulators.

For additional risks, please see “Risk Factors” previously disclosed in our most recent annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any pending material legal proceedings and are not aware of any such proceedings contemplated by governmental authorities.

Item 1A. Risk Factors

The following risk factor should be read in conjunction with the “Risk Factors” previously disclosed in our annual report on Form 10-K filed with the SEC on April 1, 2019.

If we are unable to comply with the continued listing requirements of the NASDAQ Capital Market our common stock could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

We are required to meet certain qualitative and financial tests to maintain the listing of our common stock on the NASDAQ Capital Market. As of March 31, 2019, our stockholders’ equity had a deficiency of $1.5 million.  As a result, we did not comply with the NASDAQ’s $2.5 million minimum stockholders’ equity requirement under NASDAQ Listing Rule 5550(b)(1) for the listing of our common stock.  Further, as of March 31, 2019, we did not meet the alterative compliance standards for the listing of our common stock relating to the market value of listed securities or net income from continuing operations. As provided in the NASDAQ rules, we expect to receive a letter from NASDAQ notifying us of our noncompliance with the minimum stockholders’ equity requirement, and in response, we expect to submit our plan to regain compliance to NASDAQ for approval. However, there can be no assurance that our plan will be accepted by NASDAQ or that if it is, we will be able to regain compliance.

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

10.1

Separation and Release Agreement, effective as of January 15, 2019, by and between the Company and Ramesh Kumar, Ph.D. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2019).

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

10.1

Separation and Release Agreement, effective as of January 15, 2019, by and between the Company and Ramesh Kumar, Ph.D. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2019).

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

Dated: May 15, 2019

/s/ STEVEN M. FRUCMTMAN, M. D.
Steven M. Fruchtman, M.D.
President and Chief Executive Officer
(Principal Executive and Principal Operating Officer)

Dated: May 15, 2019

/s/ MARK GUERIN
Mark Guerin
Chief Financial Officer
(Principal Financial Officer)