Form 10-Q
period 2019-06-30
Onconova Therapeutics, Inc.
filed 2019-08-14
CIK 1130598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of August 1, 2019 was 5,998,524.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	ONTX	The Nasdaq Stock Market LLC
Common Stock Warrants	ONTXW	The Nasdaq Stock Market LLC

ONCONOVA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

All common stock, equity, share and per share amounts have been retroactively adjusted to reflect a one-for-fifteen reverse stock split which was effective September 25, 2018.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Onconova Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,882,000	$16,970,000
Receivables	1,714,000	35,000
Prepaid expenses and other current assets	833,000	760,000
Total current assets	8,429,000	17,765,000
Property and equipment, net	1,000	9,000
Other non-current assets	150,000	149,000
Total assets	$8,580,000	$17,923,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,750,000	$4,039,000
Accrued expenses and other current liabilities	3,770,000	4,173,000
Deferred revenue	226,000	226,000
Total current liabilities	8,746,000	8,438,000
Warrant liability	571,000	176,000
Deferred revenue, non-current	3,809,000	3,922,000
Total liabilities	13,126,000	12,536,000

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value, 5,000,000 authorized at June 30, 2019 and December 31, 2018, none issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 250,000,000 authorized at June 30, 2019 and December 31, 2018, 5,998,524 and 5,674,220 shares issued and outstanding at June 30, 2019 and December 31, 2018	60,000	57,000
Additional paid in capital	388,465,000	387,238,000
Accumulated other comprehensive loss	(14,000)	(12,000)
Accumulated deficit	(393,057,000)	(381,896,000)
Total Onconova Therapeutics, Inc. stockholders’ (deficit) equity	(4,546,000)	5,387,000
Non-controlling interest	—	—
Total stockholders’ (deficit) equity	(4,546,000)	5,387,000

Total liabilities and stockholders’ (deficit) equity	$8,580,000	$17,923,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$2,022,000	$485,000	$2,090,000	$1,049,000
Operating expenses:
General and administrative	1,760,000	2,054,000	4,994,000	3,943,000
Research and development	3,895,000	4,070,000	7,969,000	8,647,000
Total operating expenses	5,655,000	6,124,000	12,963,000	12,590,000
Loss from operations	(3,633,000)	(5,639,000)	(10,873,000)	(11,541,000)

Gain on dissolution of GBO	—	693,000	—	693,000
Change in fair value of warrant liability	32,000	513,000	(395,000)	1,325,000
Other income, net	40,000	112,000	107,000	112,000
Net loss	(3,561,000)	(4,321,000)	(11,161,000)	(9,411,000)
Net loss attributable to non-controlling interest	—	(163,000)	—	(163,000)
Net loss attributable to Onconova Therapeutics, Inc	$(3,561,000)	$(4,484,000)	$(11,161,000)	$(9,574,000)
Net loss per share, basic and diluted	$(0.60)	$(1.10)	$(1.89)	$(3.76)
Basic and diluted weighted average shares outstanding	5,948,471	4,070,405	5,919,446	2,548,281

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net loss	$(3,561,000)	$(4,321,000)	$(11,161,000)	$(9,411,000)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments, net	4,000	(16,000)	(2,000)	(8,000)
Other comprehensive income (loss), net of tax	4,000	(16,000)	(2,000)	(8,000)
Comprehensive loss	(3,557,000)	(4,337,000)	(11,163,000)	(9,419,000)
Comprehensive loss attributable to non-controlling interest	—	(163,000)	—	(163,000)
Comprehensive loss attributable to Onconova Therapeutics, Inc.	$(3,557,000)	$(4,500,000)	$(11,163,000)	$(9,582,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statement of Stockholders’ (Deficit) Equity (unaudited)

	Three Month Periods Ended June 30, 2019 and 2018
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive	Non-controlling
	Shares	Amount	Capital	deficit	income (loss)	interest	Total

Balance at March 31, 2019	5,895,004	$59,000	$387,919,000	$(389,496,000)	$(18,000)	$—	$(1,536,000)

Net loss	—	—	—	(3,561,000)	—	—	(3,561,000)
Other comprehensive income	—	—	—	—	4,000	—	4,000
Stock-based compensation	—	—	155,000	—	—	—	155,000
Issuance of common stock	103,520	1,000	391,000	—	—	—	392,000
Balance at June 30, 2019	5,998,524	$60,000	$388,465,000	$(393,057,000)	$(14,000)	$—	$(4,546,000)

Balance at March 31, 2018	1,295,078	$13,000	$359,677,000	$(367,406,000)	$11,000	$830,000	$(6,875,000)

Net loss	—	—	—	(4,484,000)	—	163,000	(4,321,000)
Other comprehensive loss	—	—	—	—	(16,000)	—	(16,000)
Stock-based compensation	—	—	211,000	—	—	—	211,000
Dissolution of GBO	—	—	—	993,000	—	(993,000)	—
Issuance of common stock and pre-funded warrants, net	3,748,580	37,000	26,306,000	—	—	—	26,343,000
Issuance of common stock upon exercise of warrants	630,460	6,000	567,000	—	—	—	573,000
Balance at June 30, 2018	5,674,118	$56,000	$386,761,000	$(370,897,000)	$(5,000)	$—	$15,915,000

	Six Month Periods Ended June 30, 2019 and 2018
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive	Non-controlling
	Shares	Amount	Capital	deficit	income (loss)	interest	Total

Balance at December 31, 2018	5,674,220	$57,000	$387,238,000	$(381,896,000)	$(12,000)	$—	$5,387,000

Net loss	—	—	—	(11,161,000)	—	—	(11,161,000)
Other comprehensive loss	—	—	—	—	(2,000)	—	(2,000)
Stock-based compensation	—	—	805,000	—	—	—	805,000
Issuance of common stock	103,520	1,000	391,000	—	—	—	392,000
Issuance of common stock upon exercise of warrants	220,784	2,000	31,000	—	—	—	33,000
Balance at June 30, 2019	5,998,524	$60,000	$388,465,000	$(393,057,000)	$(14,000)	$—	$(4,546,000)

Balance at December 31, 2017	718,078	$7,000	$350,615,000	$(362,316,000)	$3,000	$830,000	$(10,861,000)

Net loss	—	—	—	(9,574,000)	—	163,000	(9,411,000)
Other comprehensive loss	—	—	—	—	(8,000)	—	(8,000)
Stock-based compensation	—	—	538,000	—	—	—	538,000
Dissolution of GBO	—	—	—	993,000	—	(993,000)	—
Issuance of common stock and pre-funded warrants, net	4,215,580	42,000	35,026,000	—	—	—	35,068,000
Issuance of common stock upon exercise of warrants	740,460	7,000	582,000	—	—	—	589,000
Balance at June 30, 2018	5,674,118	$56,000	$386,761,000	$(370,897,000)	$(5,000)	$—	$15,915,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months ended June 30,
	2019	2018
Operating activities:
Net loss	$(11,161,000)	$(9,411,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,000	30,000
Change in fair value of warrant liabilities	395,000	(1,325,000)
Stock compensation expense	805,000	538,000
Gain on dissolution of GBO	—	(693,000)
Changes in assets and liabilities:
Receivables	(1,679,000)	(13,000)
Prepaid expenses and other current assets	(73,000)	275,000
Accounts payable	711,000	456,000
Accrued expenses and other current liabilities	(403,000)	237,000
Deferred revenue	(113,000)	(227,000)
Net cash used in operating activities	(11,510,000)	(10,133,000)

Investing activities:
Net cash provided by investing activities	—	—

Financing activities:
Proceeds from the sale of common stock and warrants, net of costs	391,000	35,068,000
Proceeds from the exercise of warrants	33,000	589,000
Net cash provided by financing activities	424,000	35,657,000
Effect of foreign currency translation on cash	(2,000)	(8,000)
Net (decrease) increase in cash and cash equivalents	(11,088,000)	25,516,000
Cash and cash equivalents at beginning of period	16,970,000	4,024,000
Cash and cash equivalents at end of period	$5,882,000	$29,540,000

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

The Company

Onconova Therapeutics, Inc. (the “Company”) was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company’s headquarters are located in Newtown, Pennsylvania. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule product candidates primarily to treat cancer. Using its proprietary chemistry platform, the Company has created an extensive library of targeted anti-cancer agents designed to work against specific cellular pathways that are important to cancer cells. The Company believes that the product candidates in its pipeline have the potential to be efficacious in a variety of cancers. The Company has three clinical-stage product candidates and several preclinical programs. In 2011, the Company entered into a license agreement, as subsequently amended, with SymBio Pharmaceuticals Limited (“SymBio”), which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. On March 2, 2018, the Company entered into a License, Development and Commercialization Agreement with Pint International SA (which, together with its affiliate Pint Pharma GmbH, are collectively referred to as “Pint”).  Under the terms of the agreement, the Company granted Pint an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and commercialize any pharmaceutical product containing rigosertib in all uses of rigosertib in certain Latin America countries. In 2012, the Company entered into a development and license agreement with Baxter Healthcare SA, the predecessor in interest to Baxalta GmbH (together with its affiliates, “Baxalta”), pursuant to which the Company granted an exclusive, royalty-bearing license for the research, development, commercialization and manufacture (in specified instances) of rigosertib in all therapeutic indications in Europe. The Baxalta agreement terminated effective August 30, 2016, at which time the rights the Company licensed to Baxalta reverted to the Company at no cost. The Company has retained development and commercialization rights to rigosertib in the rest of the world, including the United States. During 2012, Onconova Europe GmbH was established as a wholly owned subsidiary of the Company for the purpose of further developing business in Europe. In December 2017, the Company entered into a license and collaboration agreement with HanX Biopharmaceuticals, Inc. (“HanX”), a company focused on development of novel oncology products, for the further development, registration and commercialization of ON 123300 in Greater China. ON 123300 is a preclinical compound which the Company believes has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. The key feature of the collaboration is that HanX will provide all funding required for future Chinese IND enabling studies necessary for filing an IND with the Chinese Food and Drug Administration.  The studies would be conducted to meet the Good Laboratory Practice (“GLP”) requirements of the FDA such that the Company could simultaneously file an IND with the US FDA. The Company and HanX will oversee the IND enabling studies. The Company will maintain global rights to ON 123300 outside of China. In April 2013, GBO, LLC, a Delaware limited liability company, (“GBO”) was formed pursuant to an agreement with GVK Biosciences Private Limited, a private limited company located in India, (“GVK”) to collaborate and develop two programs using the Company’s technology platform. The two preclinical programs sublicensed to GBO were not developed to clinical stage as initially hoped, and GBO was dissolved in June 2018. In May 2019, the Company entered into a License and Collaboration Agreement with HanX to study and commercialize rigosertib in greater China.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity

The Company has incurred recurring operating losses since inception. For the six months ended June 30, 2019, the Company incurred a net loss of $11,161,000 and as of June 30, 2019 the Company had generated an accumulated deficit of $393,057,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At June 30, 2019, the Company had cash and cash equivalents of $5,882,000. The Company will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

On February 12, 2018 the Company closed on an offering of units of common stock and warrants. The Company issued 467,000 shares of common stock, pre-funded warrants to purchase 196,167 share of common stock, and preferred stock warrants to purchase shares of Series A convertible preferred stock convertible into 696,325 shares of common stock. Net proceeds were approximately $8.7 million. (See Note 13)

On May 1, 2018 the Company closed on an offering of units of common stock and warrants. The Company issued 3,694,118 shares of common stock, pre-funded warrants to purchase 815,686 shares of common stock, and preferred stock warrants to purchase shares of Series B convertible preferred stock convertible into 4,509,804 shares of common stock. Net proceeds were approximately $25.6 million. (See Note 13)

In February and March 2019 the Company implemented a workforce reduction. Six employees were terminated, which represented approximately 24% of the Company’s workforce. A severance related charge of approximately $1,843,000, which includes a non-cash charge of approximately $415,000 related to the accelerated vesting of outstanding stock options, was recorded in the three months ended March 31, 2019. The severance expense will be paid in periodic amounts through February 2020. The accrued severance balance remaining at June 30, 2019 was $810,000.

On May 10, 2019, the Company entered into a License and Collaboration Agreement (the “HanX License Agreement”) with HanX and two Securities Purchase Agreements (the “HanX Securities Purchase Agreements”), one with HanX and the other with an  affiliate of HanX.  Under the terms of the agreements, the Company granted to HanX an exclusive, royalty bearing license to study and commercialize rigosertib in greater China. In exchange for these rights, HanX agreed to make upfront payments to the Company totaling $4 million, including a $2 million fee and an investment totaling $2 million to purchase shares of the Company at a premium to market. In addition, HanX agreed to dedicate $2 million in local currency, to be placed in escrow, for clinical development expenses in greater China.  In addition, the Company could receive regulatory, development and sales-based milestone payments to Onconova of up to $45.5 million and receive tiered royalties up to double digits on net sales in greater China. The Company will supply the finished product for sale in the licensed territories. HanX will also support the Company’s clinical trial initiatives in the territory.  On July 9, 2019, the Company extended the deadline for payments under the HanX License Agreement and the HanX Securities Purchase Agreements.  On August 8, 2019 Onconova received the non-refundable license fee from HanX.  On August 14, 2019, the Company further extended the deadline of HanX’ remaining upfront payments relating to the its equity investment in the Company while HanX continues to seek Chinese regulatory approval for such equity investment.  See Note 10 for additional information.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2019, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018, the consolidated statements of stockholders’ (deficit) equity for the three and six months ended June 30, 2019 and 2018 and the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2019, the results of its operations for the three and six months ended June 30, 2019 and 2018, and its cash flows for the six months ended June 30, 2019 and 2018. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2019 and 2018 are unaudited. The results for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K filed with the SEC on April 1, 2019.

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

At January 1, 2019 and June 30, 2019 the Company had one lease, which was for office space. The lease qualifies for the short term lease exception. Consequently, no ROU Asset or Lease Liability was recorded. The lease payments are being recognized as an expense on a straight-line basis over the lease term. Lease payments for the six months ended June 30, 2019 were $96,000. Remaining payments due under the lease at June 30, 2019 are $129,000.

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

In November 2018, the FASB issued guidance, which clarifies the interaction between ASC Topic 808, Collaborative Arrangements , and ASC Topic 606,  Revenue from Contracts with Customers . The guidance, among other items, clarifies that certain transactions between collaborative participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The guidance is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3.  Revenue

The Company’s revenue during the three and six months ended June 30, 2019 and 2018 was from its license and collaboration agreements with SymBio, HanX and Pint (See Note 10).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Symbio
Upfront license fee recognition over time	$56,000	$113,000	$113,000	$227,000
Supplies	1,000	53,000	12,000	53,000

HanX - rigosertib
Upfront license payment	1,965,000	—	1,965,000	—

HanX - ON123300
Upfront license payment	—	—	—	450,000

Pint
Upfront license payment	—	319,000	—	319,000

	$2,022,000	$485,000	$2,090,000	$1,049,000

Deferred revenue is as follows:

Symbio
Upfront Payment

Deferred balance at December 31, 2018	$4,148,000
Recognition to revenue	113,000

Deferred balance at June 30, 2019	$4,035,000

See Note 10, “License and Collaboration Agreements,” for a further discussion of the agreements with SymBio and HanX.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4.  Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at June 30, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive (reflects the number of common shares as if the dilutive securities had been converted to common stock):

	June 30,
	2019	2018
Warrants	5,504,722	5,725,506
Stock options	355,794	72,655
	5,860,516	5,798,161

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

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the six months ended June 30, 2019 is as follows:

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Detail

Receivables:

	June 30,	December 31,
	2019	2018

Amounts due from HanX	$1,679,000	$—
Other	35,000	35,000
	$1,714,000	$35,000

Prepaid expenses and other current assets:

	June 30,	December 31,
	2019	2018

Research and development	$433,000	$415,000
Premium on future equity purchase from HanX	214,000	—
Manufacturing	33,000	111,000
Insurance	62,000	166,000
Other	91,000	68,000
	$833,000	$760,000

Property and equipment:

	June 30,	December 31,
	2019	2018

Property and equipment	$2,228,000	$2,228,000
Accumulated depreciation	(2,227,000)	(2,219,000)
	$1,000	$9,000

Accrued expenses and other current liabilities:

	June 30,	December 31,
	2019	2018

Research and development	$2,103,000	$2,285,000
Employee compensation	1,510,000	1,650,000
Professional fees	157,000	225,000
Other	—	13,000
	$3,770,000	$4,173,000

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

On January 5, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional investor providing for the issuance and sale by the Company of 12,912 shares of Common Stock, at a purchase price of $142.50 per share and warrants to purchase up to 6,456 shares of Common Stock (the “Warrants”) for aggregate gross proceeds of $1,840,000. The Company has classified the warrants as a liability (see Note 5). The estimated fair value using the Black-Scholes pricing model was approximately $0 at June 30, 2019 and December 31, 2018.

On July 29, 2016 the Company closed on a Rights Offering, issuing 239,986 shares of Common Stock, 212,801 Tradable Warrants and 43,760 Pre-Funded Warrants. The Tradable Warrants are exercisable for a period of five years for one share of Common Stock at an exercise price of $73.80 per share. After the one-year anniversary of issuance, the Company may redeem the Tradable Warrants for $0.001 per Tradable Warrant if the volume weighted average price of its Common Stock is above $184.50 for each of 10 consecutive trading days. The Company has classified the Tradable Warrants as a liability (see Note 5). The Tradable Warrants have been listed on the Nasdaq Capital Market since issuance and the Company regularly monitors the trading activity. The Company has determined that an active and orderly market for the Tradable Warrants has developed and that the Nasdaq Capital Market price is the best indicator of fair value of the warrant liability. The quoted market price was used to determine the fair value at December 31, 2018 and June 30, 2019.

The Company estimated the fair value of the non-tradable warrant liability at June 30, 2019, using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.75%
Expected volatility	82.96%
Expected term	2.04 years
Expected dividend yield	0%

Expected volatility is based on the historical volatility of the Company’s Common Stock since its IPO in July 2013.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Fair Value Measurements (Continued)

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	Fair Value Measurement as of:
	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance

Tradable warrants liability	$571,000	$—	$—	$571,000	$176,000	$—	$—	$176,000
Non-tradable warrants liability	—	—	—	—	—	—	—	—
Total	$571,000	$—	$—	$571,000	$176,000	$—	$—	$176,000

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

The 2018 Plan was amended following unanimous approval of the Company’s Board of Directors on April 24, 2019 and was approved by the Company’s shareholders on June 17, 2019.  The amended 2018 Plan (the “Amended Plan”) allowed for an additional 589,500 shares of the Company’s common stock that may be issued under the Amended Plan with respect to awards made on and after June 17, 2019.  At June 30, 2019, there were 698,390 shares available for future issuance.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense as follows for the three and six months ended June 30, 2019 and 2018:

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
General and administrative	$67,000	$109,000	$606,000	$227,000
Research and development	88,000	102,000	199,000	261,000
	$155,000	$211,000	$805,000	$488,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.  Stock-Based Compensation (Continued)

A summary of stock option activity for the six months ended June 30, 2019 is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2018	95,264	379,328	$76.33	9.19	$0
Authorized	589,500	—
Granted	(10,000)	10,000	$3.72	9.75
Exercised	—	—	$—
Forfeitures	23,626	(33,534)	$61.68	8.92
Balance, June 30, 2019	698,390	355,794	$75.67	8.70	$0
Vested or expected to vest, June 30, 2019		346,507	$192.66	7.93	$0
Exercisable at June 30, 2019		131,468	$192.66	7.93	$0

Information with respect to stock options outstanding and exercisable at June 30, 2019 is as follows:

Exercise Price	Shares	Exercisable
$3.41 – $7.05	288,246	71,040
$16.35 – $97.50	48,133	41,090
$222.00 - $225.00	1,871	1,811
$348.00 – $597.00	4,867	4,863
$651.00 – $1,129.50	5,432	5,419
$1,992.00 - $2,268.00	6,910	6,910
$4,156.50 - $4,371.00	335	335
	355,794	131,468

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

As of June 30, 2019, there was $793,000 of unrecognized compensation expense related to the unvested stock options issued from April 24, 2013 through June 30, 2019, which is expected to be recognized over a weighted-average period of approximately 2.32 years.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.  Stock-Based Compensation (Continued)

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

	Six Months ended June 30,
	2019	2018
Risk-free interest rate	1.82%	2.60%
Expected volatility	83.68%	74.13%
Expected term	6.25 years	5.78 years
Expected dividend yield	0%	0%
Weighted average grant date fair value	$2.68	$12.60

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

•            Estimated forfeiture rate: The Company’s estimated annual forfeiture rate on stock option grants was 4.14% in 2019 and 2018, based on the historical forfeiture experience.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through June 30, 2019 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. License and Collaboration Agreements (Continued)

HanX ON 123300 Agreement

In December 2017, the Company entered into a license and collaboration agreement with HanX, a company focused on development of novel oncology products, for the further development, registration and commercialization of ON 123300 in Greater China. ON 123300 is a preclinical compound which the Company believes has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. The key feature of the collaboration is that HanX will provide all funding required for future Chinese IND enabling studies necessary for filing an IND with the Chinese Food and Drug Administration.  The studies would be conducted to meet the Good Laboratory Practice (“GLP”) requirements of the FDA such that the Company could simultaneously file an IND with the US FDA. The Company and HanX will oversee the IND enabling studies. The Company will maintain global rights to ON 12330 outside of China.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. License and Collaboration Agreements (Continued)

HanX Rigosertib Agreement

On May 10, 2019, the Company entered into a License and Collaboration Agreement (the “HanX License Agreement”) with HanX and two Securities Purchase Agreements (the “HanX Securities Purchase Agreements”), one with HanX and the other with an affiliate of HanX.

Under the terms of the HanX License Agreement, the Company granted HanX an exclusive, royalty-bearing license, with the right to sublicense, to study and commercialize rigosertib in greater China (the “HanX Territory,” including the People’s Republic of China, Hong Kong, Macau and Taiwan).

In exchange for these rights, HanX will make upfront payments to the Company totaling $4 million, including a $2.0 million upfront fee and an investment totaling $2.0 million to purchase shares of the Company at a premium to market. HanX will also dedicate $2.0 million in local currency, to be placed in escrow, for clinical development expenses in the HanX Territory. If HanX spends more than $2.0 million in the research and development of rigosertib during the first two years after the effective date of the HanX License Agreement, the Company shall reimburse HanX such excess amount up to a maximum aggregate amount of $0.5 million. In addition, the Company could receive regulatory, development and sales-based milestone payments up to $45.5 million and receive tiered royalties up to double digits on net sales in in the HanX Territory. The Company will also supply rigosertib for sale in the HanX Territory.

Unless terminated earlier, the HanX License Agreement will expire upon the expiration of all royalty payment obligations. HanX may terminate the HanX License Agreement in whole (but not in part) at any time upon 45 days’ prior written notice.  The HanX License Agreement also contains certain provisions for termination by either party in the event of breach of the HanX License Agreement by the other party, subject to a cure period, or bankruptcy of the other party.

Under the terms of the HanX Securities Purchase Agreement, HanX and its affiliate agreed to make upfront equity investments in the Company at a specified premium to the Company’s share price.  The common stock purchased by HanX and its affiliates is subject to certain lock-up restrictions and HanX and its affiliates are entitled to certain registration and participation rights.

The Company assessed the HanX License Agreement for revenue recognition in accordance with ASC 606 and determined that there are two distinct performance obligations: the license and the supply of rigosertib for sale in the HanX Territory.  The Company concluded that control of the license had been transferred to HanX during the three months ended June 30, 2019 and recognized license revenue of $1.7 million, which is net of applicable taxes withheld by the Chinese government, related to the $2.0 million upfront fee.  The Company believes a portion of the tax being withheld by the Chinese government may be recoverable at a later date and could be recognized as license revenue if and when recovered by the Company. The $1.7 million was recorded as a receivable at June 30, 2019 and the payment was received in August 2019.

Pursuant to the HanX Securities Purchase Agreements, closing of one of the upfront equity investments occurred on May 15, 2019 when an affiliate of HanX purchased 103,520 shares of common stock for $0.5 million. The total amount of the premium was $0.1 million and this amount was recognized as license revenue during the three months ended June 30, 2019. The remaining upfront equity investments represent equity-classified forward contracts for the purchase of the Company’s equity at a pre-determined price.  The premium of the future equity purchase from HanX as of the contract date of $0.2 million has been recognized as license revenue during the three months ended June 30, 2019 and included in other current assets at June 30, 2019.

On July 9, 2019, the Company extended the deadline for payments under the HanX License Agreement and the HanX Securities Purchase Agreements.  On August 8, 2019 Onconova received the non-refundable license fee from HanX.  On August 14, 2019, the Company further extended the deadline of HanX’ remaining upfront payments relating to the its equity investment in the Company while HanX continues to seek Chinese regulatory approval for such equity investment.

At inception of the HanX License Agreement, it is uncertain as to whether the Company will need to reimburse HanX for all, or a portion, of the $0.5 million excess research and development spending.  Therefore, the Company has determined that no liability should be recorded at June 30, 2019, and will reassess this conclusion at each reporting period.  In addition, as the development milestones are not within the control of the Company they are not considered probable and revenue will be recognized only upon the achievement of the milestone.  The sales milestones and sales-based royalties related to the license will be recognized as revenue as sales occur.

For the supply of rigosertib for sale in the HanX Territory, the Company will recognize revenue at a point in time when HanX obtains control of the product, which is typically upon shipment.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Related-Party Transactions

The Company has entered into a research agreement, as subsequently amended, with the Mount Sinai School of Medicine (“Mount Sinai”), with which a member of its board of directors and a stockholder is affiliated. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in collaboration with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions, resulting therefrom. Payments to Mount Sinai under this research agreement for the three months ended June 30, 2019 and 2018 were $88,000 and $88,000, respectively, and for the six months ended June 30, 2019 and 2018 were $175,000 and $175,000, respectively. At June 30, 2019 and December 31, 2018, the Company had $0 and $88,000, respectively, payable to Mount Sinai under this agreement.

The Company has entered into a consulting agreement with a member of its board of directors, who is also a significant stockholder of the Company. The board member provides consulting services to the Company on the terms set forth in the agreement. Payments to this board member for both the three months ended June 30, 2019 and 2018 were $33,000, and for both the six months ended June 30, 2019 and 2018 were $66,000. At both June 30, 2019 and December 31, 2018, the Company had $33,000 payable under this agreement.

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

14. Subsequent Event

On July 9, 2019, the Company extended the deadline for payments under the HanX License Agreement and the HanX Securities Purchase Agreements.  On August 8, 2019 Onconova received the non-refundable license fee from HanX.  On August 14, 2019, the Company further extended the deadline of HanX’ remaining upfront payments relating to the its equity investment in the Company while HanX continues to seek Chinese regulatory approval for such equity investment.

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

In December 2015, we enrolled the first patient into our INSPIRE trial, a randomized controlled Phase 3 clinical trial of intravenous rigosertib (“rigosertib IV”) in a population of patients with higher-risk MDS after failure of hypomethylating agent (“HMA”) therapy. The primary endpoint of INSPIRE is improvement in overall survival. An interim analysis of the trial was performed in January 2018. During March 2019, we exceeded 75 percent completion of INSPIRE enrollment. Our goal is to complete enrollment by the end of 2019 and we anticipate reporting survival top-line data in the first half of 2020 following full enrollment and 288 death events. We are planning to open new trial sites in Brazil in the third quarter of 2019 and China thereafter.  We believe the addition of sites in Brazil, China, and other additional new sites could contribute significantly to achieving our timelines for completing enrollment and for reporting survival top-line data.

Our net losses were $11.2 million and $9.4 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $393.1 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met. As of June 30, 2019, we had $5.9 million in cash and cash equivalents.

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

On January 15, 2019, Steven Fruchtman, M.D. was appointed as a director and the Chief Executive Officer of the Company and successor to Ramesh Kumar, Ph.D., who resigned as a director and the Chief Executive Officer of the Company on the same date.

On May 10, 2019, we entered into a License and Collaboration Agreement (the “HanX License Agreement”) with HanX and two Securities Purchase Agreements (the “HanX Securities Purchase Agreements”) one with HanX and the other with an affiliate of HanX.  Under the terms of the agreements, the Company granted to HanX an exclusive, royalty bearing license to study and commercialize rigosertib in greater China. In exchange for these rights, HanX agreed to make upfront payments to the Company totaling $4 million, including a $2 million fee and an investment totaling $2 million to purchase shares of the Company at a premium to market. In May 2019, in accordance with one of the HanX Securities Purchase Agreements, the Company issued 103,520 shares to the affiliate of HanX for an aggregate purchase price of approximately $0.5 million.  In August 2019, the Company received the $2.0 million upfront fee, net of applicable taxes.  HanX is in the process of attaining Chinese regulatory authority approval for the remaining upfront payments. In addition, HanX agreed to dedicate $2 million in local currency, to be placed in escrow, for clinical development expenses in greater China.  In addition, the Company could receive regulatory, development and sales-based milestone payments to Onconova of up to $45.5 million and receive tiered royalties up to double digits on net sales in greater China. The Company will supply the finished product for sale in the licensed territories.  HanX will also support the Company’s clinical trial initiatives in the territory. On July 9, 2019, the Company extended the deadline for payments under the HanX License Agreement and the HanX Securities Purchase Agreements.  On August 8, 2019 Onconova received the non-refundable license fee from HanX.  On August 14, 2019, the Company further extended the deadline of HanX’ remaining upfront payments relating to the its equity investment in the Company while HanX continues to seek Chinese regulatory approval for such equity investment.

We believe that our cash and cash equivalents of $5.9 million, at June 30, 2019, will be sufficient to fund our operations and ongoing trials into the fourth quarter of 2019. We also believe that the remaining $3.5 million outstanding at June 30, 2019 of the $4.0 million due to us under the HanX Biopharmaceuticals, Inc. rigosertib agreements, of which $2.2 million has been received by early August 2019, would provide sufficient funding to extend our operations and ongoing trials late into the fourth quarter of 2019. We do not have a recurring source of revenue to fund our operations and will need to raise additional funds to continue to develop and apply for regulatory approval for our drug candidates; therefore, there is substantial doubt about our ability to continue as a going concern.

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

Rigosertib

Rigosertib is a small molecule which we believe, as reported in the journal Cell (Athuluri-Divakar et al., 2016, Cell 165, 643–655) blocks cellular signaling by targeting RAS effector pathways. This is believed to be mediated by the interaction of rigosertib to the RAS-binding domain (“RBD”), found in many RAS effector proteins, including the Raf and PI3K kinases. This mechanism of action provides a new approach to block the interactions between RAS and its targets containing RBD sites. Rigosertib is currently being tested in clinical trials as a single agent, and in combination with azacitidine, in patients with MDS. We have enrolled more than 1,300 patients in rigosertib clinical trials for MDS and other conditions. We are party to a collaboration agreement with SymBio, which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. We are party to a license agreement with Pint Pharma International SA (“Pint”), which grants Pint certain rights to commercialize rigosertib in certain countries in Latin America. We are a party to a license agreement with HanX, which grants HanX certain rights to study, manufacture, and commercialize rigosertib in the People’s Republic of China, Hong Kong, Macau, and Taiwan.  We have retained development and commercialization rights to rigosertib in the rest of the world, including in the United States and Europe, although we could consider licensing commercialization rights to other territories as we continue to seek additional funding.

The table below summarizes our rigosertib clinical stage programs.

Disease	Formulation	Indication	Stage	Expected Timelines	Potential Market Opportunity (US)/Benefit

MDS	Intravenous	HR - following HMA failure	Phase 3 Interim analysis completed	Phase 3 completion of enrollment and reporting of survival top-line data 1H 2020	~ 5,000 patients	No directly competing FDA approved product in the market

	Oral - in combination with AZA	HR - prior to HMAs	Phase 2	-Phase 3 protocol and SPA submitted to the FDA in 2018, FDA decision expected before the end of 2019 -Phase 3 trial expected in 2019 pending funding	~ 18,000	No oral NCE approved since 2005

	Oral	Lower Risk	Phase 2	Determine target patient population in 2019	> 10,000	Longer potential duration of treatment

RASopathies	Intravenous and oral	JMML/other RAS Cancer Pathway diseases	Preclinical	-NIH CRADA signed -Proof of concept 2019	Rare disease	Pediatric clinical trial

Rigosertib IV for higher-risk MDS

We are developing the IV formulation of rigosertib for the treatment of higher-risk MDS following the failure of HMA therapy. In early 2014, we announced topline survival results from our “ONTIME” trial, a multi-center Phase 3 clinical trial of rigosertib IV as a single agent versus best supportive care including low dose Ara-C. The ONTIME trial did not meet its primary endpoint of an improvement in overall survival in the intent-to-treat population, although improvements in median overall survival were observed in various pre-specified and exploratory subgroups of higher-risk MDS patients. As a result of these analyses, a new pivotal trial referred to as INSPIRE is on-going to study what we believe is a more homogenous population in higher-risk MDS.

During 2014 and 2015, we held meetings with the U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”), and several European national regulatory authorities to discuss and seek guidance on a path for approval of rigosertib IV in higher-risk MDS patients whose disease had failed HMA therapy. After discussions with the FDA and EMA, we refined our patient eligibility criteria by defining what we believe is a more homogenous higher-risk patient population. After regulatory feedback, input from key opinion leaders in the U.S. and Europe and based on learnings from the ONTIME study, we designed a new randomized controlled Phase 3 trial, referred to as INSPIRE. The INSPIRE trial is enrolling higher-risk MDS patients under 82 years of age who have progressed on, relapsed, or failed to respond to, previous treatment with HMAs within nine months or nine cycles over the course of one year after initiation of HMA therapy, and had their last dose of HMA within six months prior to enrollment in the trial. Patients are randomized to either rigosertib with best supportive care, or the physician’s choice of therapy with best supportive care. The primary endpoint of this study is the sequential analysis of overall survival of all randomized patients in the intent-to-treat (“ITT”) population and the International Prognostic Scoring System- Revised (IPSS-R) Very High Risk (“VHR”) subgroup. The first patient in the INSPIRE trial was enrolled at the MD Anderson Cancer Center in December 2015, the first patient in Europe was enrolled in March, 2016, and the first patient in Japan was enrolled in July, 2016.

Enrollment for the INSPIRE Phase 3 trial for second-line higher-risk MDS patients is highly selective with stringent entry criteria as outlined above. The INSPIRE study currently has more than 140 trial sites in 24 countries across four continents open, including sites open in Japan by our partner, SymBio Pharmaceuticals. In the first quarter of 2019, we opened 19 new clinical trial sites in six countries already participating in the INSPIRE trial to support completion of enrollment of 360 patients in the Phase 3 INSPIRE study. We expect to open trial sites in additional geographic areas during the coming months to add approximately 25 more sites. The selection of countries and trial sites is carefully undertaken to ensure availability of appropriate patients meeting eligibility criteria. Since these criteria are purposely designed to be narrow and selective, extensive site screening and education is integral to our plan.

The INSPIRE trial included a pre-planned interim analysis triggered by 88 events (deaths), which occurred in December 2017. The statistical analysis plan (“SAP”) for the INSPIRE trial featured an adaptive trial design, permitting several options following the interim analysis, which included continuation of the trial as planned, discontinuation of the trial for futility or safety, trial expansion using pre-planned sample size re-estimation, or trial continuation for only the pre-defined treatment subgroup of patients classified as VHR based on the IPSS-R.

After review of the interim data, in January 2018 the Independent Data Monitoring Committee (“DMC”) recommended continuation of the trial with a one-time expansion in enrollment, using a pre-planned sample size re-estimation, consistent with the SAP. As recommended by the DMC, the expanded INSPIRE study will continue to enroll eligible patients based on the current trial criteria of the overall ITT population and will increase enrollment by adding 135 patients to the original target to reach a total expected enrollment of 360 patients, with the aim of increasing the power of the trial. The targeted number of death events required for analyzing the results of the trial was increased from 176 to 288 events. Due to the adaptive trial design and the DMC’s assessment of the interim data, the INSPIRE trial will continue to sequentially analyze the ITT and the VHR population for the primary endpoint of overall survival. The design of the trial with the expanded study enrollment will be identical to the current study design and will include the sequential analysis of the overall survival endpoint in the ITT population and if required the pre-specified VHR subgroup. The Company remains blinded to the interim analysis results. Following the interim analysis, we have expanded the INSPIRE Phase 3 trial to new sites in previously participating countries and anticipate expanding the study into new geographical regions. We continue to evaluate potential new sites and countries to enhance enrollment, while adhering to the stringent entry criteria to ensure that only appropriate patients are enrolled. During March 2019, we exceeded 75 percent completion of enrollment and are focused on our goal to complete enrollment by the end of 2019 and to report top-line data following full enrollment and 288 death events. We anticipate reporting top-line data in the first half of 2020. We believe the addition of sites in Brazil in the third quarter of 2019 and China thereafter could contribute significantly to achieving our timelines for completing enrollment and for reporting top-line data.

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

Rigosertib oral in combination with azacitidine for higher-risk MDS

We are developing rigosertib oral for use in combination with azacitidine prior to treatment with HMA therapy for higher risk MDS. In December 2018, at the American Society of Hematology (ASH) Annual Meeting and in June 2019, at the Congress of the European Hematology Association Meeting (EHA), we presented results from a Phase 1/2, multi-institutional trial of data from the initial portion of an ongoing rigosertib oral and azacitidine combination trial in higher-risk MDS. 55 of 74 HR-MDS patients enrolled and treated with > 840 mg/day oral rigosertib were evaluable for response at the time of the analysis. An Overall Response Rate (ORR) of 90% and Complete Remission (CR) rate (primary endpoint) of 34% was reported in this multi-institutional Phase 1/2 study in HMA naïve patients. HMA naïve patients are patients that had not previously received either azacitidine or decitabine. Such patients were not necessarily treatment naïve patents in that they may have received other therapies used for MDS. An ORR of 54% and CR/Partial Response (PR) of 8% in HMA failed patients was also reported. In total, 46 (62%) patients (HMA-naive and HMA-failures) were transfusion dependent prior to starting rigosertib and azacitdine combination treatment. Of these patients, 10 (22%) became transfusion-independent (TI). In a prior study, oral rigosertib monotherapy (1120 mg daily) in patients with low risk (LR) MDS was also associated with TI (44%). Achievement of TI is an important clinical benefit for these patients.

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

The median duration of response for patients with HMA naïve MDS was 12.2 months

The median time to initial/best response for HMA naïve patients, was 1 cycle and 4 cycles, respectively

The median duration of response for the HMA failed patients was 10.8 months

The median time to initial/best response for patients with HMA failure MDS, was 2 cycles and 5 cycles of treatment, respectively

Safety/Tolerability of the Combination:

Based upon safety results from a comprehensive analysis of patients receiving oral rigosertib in combination with azacitidine that was presented during ASH in 2018, the combination of rigosertib oral (> 840 mg/day) and azacitidine was well tolerated. The most common TEAEs in >  30% of patients with MDS/AML (n=74) receiving rigosertib oral and azacitidine were hematuria (45%), constipation (43%), diarrhea (42%), fatigue (42%), dysuria (38%) , pyrexia(36%), nausea (35%), neutropenia (31%) thrombocytopenia (30%), fatigue (39%), diarrhea (37%), constipation (37%) and dysuria (28%). The most common serious AEs were pneumonia (11%) and febrile neutropenia (7%). The most common AEs leading to discontinuation were AML (4%) and pneumonia (4%).

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

In January 2018, we entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI), part of the National Institutes of Health (NIH). Under the terms of the CRADA, the NCI will conduct preclinical laboratory studies on rigosertib in pediatric cancer associated RASopathies.

As part of the CRADA, we will provide rigosertib supplies and initial funding towards non-clinical studies. The NCI has completed PK/PD and dose escalation studies in preclinical models of rhabdomyosarcoma.

In addition, pre-clinical studies are being conducted at the University of California San Francisco and funded through the Leukemia Lymphoma Society. The focus will be on Juvenile Myelomonocytic Leukemia (JMML), a well-described RASopathy affecting children which is incurable without an allogenic hematopoietic stem cell transplant.

Other Programs

The vast majority of the Company’s efforts are now devoted to the advanced stage development of rigosertib for unmet medical needs of MDS patients. Other programs are either paused, inactive or require only minimal internal resources and efforts. Based on the mechanism of action of rigosertib, in an investigator initiated study, we plan to study rigosertib in combination with an immuno-oncology agent in K-Ras mutated non small cell lung cancer where K-Ras mutations are frequently found.

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

Positive preclinical data was announced at the American Association for Cancer Research (AACR) annual meeting, which took place April 1-5, 2017 in Washington, DC, for ON 123300, a first-in-class dual inhibitor of CDK4/6 + ARK5, and for ON 150030, a novel Type 1 inhibitor of FLT3 and Src pathways. We believe our CDK inhibitor is differentiated from other agents in the market (Palbociclib, Ribociclib and Abemaciclib) or in development by its dual inhibition of CDK4/6 + ARK5.

In a preclinical Rb+ve xenograft model for breast cancer, ON 123300 activity was shown to be similar to Palbociclib (Pfizer’s Ibrance ® ). Moreover, based on the same preclinical model, ON 123300 may have the potential advantage of reduced neutropenia when compared to Palbociclib. Whereas both compounds resulted in decreased RBC and platelet counts in this preclinical model system, Palbociclib was found to have a more prominent and statistically significant (P< 0.05) inhibitory effect on neutrophil counts when compared to ON 123300.

In December 2017, we entered into a license and collaboration agreement with HanX, a company focused on development of novel oncology products, for the further development, registration and commercialization in China of ON 123300. This compound has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. Under the terms of the agreement, we will receive an upfront payment, regulatory and commercial milestone payments, as well as royalties on Chinese sales. The key feature of the collaboration is that HanX will provide all funding required for Chinese IND enabling studies performed for Chinese Food and Drug Administration IND approval. We and HanX also intend for these studies to comply with the FDA standards. Accordingly, such studies may be used by us for an IND filing with the FDA. We and HanX will oversee the IND enabling studies. We will maintain global rights outside of China. We plan to file an IND related to 123300.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

	Three Months ended June 30,
	2019	2018	Change
Revenue	$2,022,000	$485,000	$1,537,000
Operating expenses:
General and administrative	1,760,000	2,054,000	294,000
Research and development	3,895,000	4,070,000	175,000
Total operating expenses	5,655,000	6,124,000	469,000
Loss from operations	(3,633,000)	(5,639,000)	2,006,000
Gain on dissolution of GBO	—	693,000	(693,000)
Change in fair value of warrant liability	32,000	513,000	(481,000)
Other income (expense), net	40,000	112,000	(72,000)
Net loss	$(3,561,000)	$(4,321,000)	$760,000

Revenues

Revenues increased by $1.5 million, or 317%, for the three months ended June 30, 2019 when compared to the same period in 2018 as a result of the recognition of revenue from the HanX license agreement for rigosertib in the 2019 period.

General and administrative expenses

General and administrative expenses decreased by $0.3 million, or 14%, to $1.8 million for the three months ended June 30, 2019 from $2.1 million for the three months ended June 30, 2018. The decrease was attributable to $0.2 million less spending on investor relations and public relations consultants, and by $0.1 million lower stock compensation expense during the 2019 period.

Research and development expenses

Research and development expenses decreased by $0.2 million, or 4%, to $3.9 million for the three months ended June 30, 2019 from $4.1 million for the three months ended June 30, 2018. This decrease was caused primarily by $0.4 million lower bonus expense accrual in the 2019 period, which was partially offset by $0.2 million higher clinical development costs on our INSPIRE study during the 2019 period.

Gain on dissolution of GBO

Gain on dissolution of GBO decreased by $0.7 million due to the gain on dissolution of our GBO preclinical collaboration in the 2018 period.

Change in fair value of warrant liability

The fair value of the warrant liability decreased $32,000 for the three months ended June 30, 2019, compared to a decrease of $0.5 million for the three months ended June 30, 2018. This change was caused by the decrease in the fair market value of the warrants issued in our rights offering in 2016.

Other income (expense), net

Other income (expense), net, was $40,000 for the three months ended June 30, 2019 and $0.8 million for the three months ended June 30, 2018.  The change of $0.8 million was due to the gain on GBO dissolution of $0.7 million in the 2018 period and $0.1 higher interest income in the 2018 period.

Comparison of the Six Months Ended June 30, 2019 and 2018

	Six Months ended June 30,
	2019	2018	Change
Revenue	$2,090,000	$1,049,000	$1,041,000
Operating expenses:
General and administrative	4,994,000	3,943,000	(1,051,000)
Research and development	7,969,000	8,647,000	678,000
Total operating expenses	12,93,000	12,590,000	(373,000)
Loss from operations	(10,873,000)	(11,541,000)	668,000
Gain on dissolution of GBO	—	693,000	(693,000)
Change in fair value of warrant liability	(395,000)	1,325,000	(1,721,000)
Other income (expense), net	107,000	112,000	(4,000)
Net loss	$(11,161,000)	$(9,411,000)	$(1,750,000)

Revenues

Revenues increased by $1.0 million, or 99%, for the six months ended June 30, 2019 when compared to the same period in 2018 as a result of revenue recognized from the HanX rigosertib license agreement in the 2019 period

General and administrative expenses

General and administrative expenses increased by $1.1 million, or 27%, to $5.0 million for the six months ended June 30, 2019 from $3.9 million for the six months ended June 30, 2018. The increase was attributable to severance and stock option vesting acceleration expenses of $1.6 million related to personnel reductions during the 2019 period.  These increases were partially offset by $0.4 million lower investor relations and public relations expenses and $0.1 million lower bonus accrual in the 2019 period.

Research and development expenses

Research and development expenses decreased by $0.7 million, or 8%, to $7.9 million for the six months ended June 30, 2019 from $8.6 million for the six months ended June 30, 2018. This decrease was caused primarily by $0.7 million lower expenses on the 09-08 combination study partially offset by $0.3 million higher expenses on the INSPIRE study in the 2019 period. These decreases were also a result of $0.3 million lower bonus accrual in the 2019 period.

Gain on dissolution of GBO

Gain on dissolution of GBO decreased by $0.7 million due to the gain on dissolution of our GBO preclinical collaboration in the 2018 period.

Change in fair value of warrant liability

The fair value of the warrant liability increased $0.4 million for the six months ended June 30, 2019, compared to a decrease of $1.3 million for the six months ended June 30, 2018. This change was caused by the increase, during the 2019 period, in the fair market value of the warrants issued in our rights offering in 2016.

Other income (expense), net

Other income (expense), net, was $107,000 for the six months ended June 30, 2019, which was consistent with $112,000 for the six months ended June 30, 2018.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $11.2 million and $9.4 million for the six months ended June 30, 2019 and 2018, respectively.  Our operating activities used $11.5 million and $10.1 million of net cash during the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, we had an accumulated deficit of $393.1 million, a working capital deficit of $0.3 million, and cash and cash equivalents of $5.9 million. We believe that our cash and cash equivalents of $5.9 million, at June 30, 2019, will be sufficient to fund our operations and ongoing trials into the fourth quarter of 2019. We also believe that the $4.0 million due to us under the HanX Biopharmaceuticals, Inc. rigosertib agreements, $2.2 million of which has been received by August 14, 2019, would provide sufficient funding to extend our operations and ongoing trials late into the fourth quarter of 2019.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(11,510,000)	$(10,133,000)
Investing activities	—	—
Financing activities	424,000	35,657,000
Effect of foreign currency translation	(2,000)	(8,000)
Net (decrease) increase in cash and cash equivalents	$(11,088,000)	$25,516,000

Net cash used in operating activities

Net cash used in operating activities was $11.5 million for the six months ended June 30, 2019 and consisted primarily of a net loss of $11.2 million, including an increase in fair value of warrant liability of $0.4 million, and $0.8 million of noncash stock-based compensation and depreciation expense. Changes in operating assets and liabilities resulted in a net decrease in cash of $1.6 million. Significant changes in operating assets and liabilities included an increase in receivables of $1.7 million, an increase in prepaid expenses and other current assets of $0.1 million, and an increase in accounts payable and accrued liabilities of $0.3 million due to timing of invoices and payments to our vendors, and a decrease in deferred revenue of $0.1 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio. The $1.7 million increase in receivables was the result of a payment due under the HanX license agreement and was received in August 2019.

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

Net cash provided by investing activities

There was no net cash provided by or used in investing activities for the three months ended June 30, 2019 or 2018.

Net cash provided by financing activities

There was $0.4 million of net cash provided by financing activities for the six months ended June 30, 2019, related to the issuance of stock in connection with the HanX rigosertib license transaction and the exercise of warrants.  Net cash provided by financing activities for the six months ended June 30, 2018 was $35.7 million, which resulted from the proceeds received from the sale of common stock and exercise of warrants.

Operating and Capital Expenditure Requirements

We believe that our cash and cash equivalents of $5.9 million, at June 30, 2019, will be sufficient to fund our operations and ongoing trials into the fourth quarter of 2019. We also believe that the remaining $3.5 million outstanding at June 30, 2019 of the $4.0 million due to us under the HanX Biopharmaceuticals, Inc. rigosertib agreements, of which $2.2 million has been received by early August 2019, would provide sufficient funding to extend our operations and ongoing trials late into the fourth quarter of 2019.  We are exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources. If we are unable to obtain additional funding, we may not be able to continue as a going concern and may be forced to curtail all of our activities and, ultimately, potentially cease operations. If we are unable to raise sufficient additional funding, we will not have sufficient cash flows and liquidity to fund our planned business operations, and may be forced to limit many, if not all, of our programs and consider other means of creating value for our stockholders, such as licensing to others the development and commercialization of products that we consider valuable and would otherwise likely develop ourselves. Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are required to meet certain qualitative and financial tests to maintain the listing of our common stock on the Nasdaq Capital Market. As previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2019, the Company was notified on May 21, 2019 by Nasdaq that the Company was not in compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b) for continued listing on the Nasdaq Capital Market because the Company’s stockholders’ deficit of approximately $1.5 million, as reported in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, is below the required minimum stockholders’ equity of $2.5 million, and as of the date of the notification, the Company did not meet the alternatives of market value of listed securities or net income from continuing operations. In accordance with Nasdaq Listing Rules, the Company had 45 calendar days, or until July 5, 2019, to submit a plan to regain compliance.

In order to maintain its listing, the Company submitted a plan of compliance addressing how it intended to regain compliance with Nasdaq Listing Rule 5550(b) within 180 days of notification, or November 18, 2019, which was accepted by Nasdaq on July 26, 2019.

If the Company does not regain compliance by November 18, 2019, or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq staff could provide notice that the Company’s common shares will become subject to delisting. In such event, Nasdaq rules permit the Company to appeal any delisting determination to a Nasdaq Hearings Panel. There can be no guarantee that the Company will be able to maintain its Nasdaq listing. If our common stock is delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our common stock could suffer a material decline. Delisting would also impair our ability to raise capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May [15], 2019, the Company sold 103,520 shares of common stock to Abundant New Investments Ltd. (“Abundant”), an affiliate of HanX, for approximately $500,000 in connection with the Company’s License and Collaboration Agreement with HanX and the related Securities Purchase Agreements with each of HanX and Abundant.  The sale of such shares was not registered under the Securities Act because it was made in a transaction exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

10.1*	License and Collaboration Agreement, dated as of May 10, 2019, by and between Onconova Therapeutics, Inc. and HanX Biopharmaceuticals, Inc.

10.2	Securities Purchase Agreement, dated as of May 10, 2019, by and between Onconova Therapeutics, Inc. and HanX Biopharmaceuticals, Inc.

10.3	Securities Purchase Agreement, dated as of May 10, 2019, by and between Onconova Therapeutics, Inc. and Abundant New Investments Ltd.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.1	Section 1350 Certifications of Principal Executive Officer
32.2	Section 1350 Certifications of Principal Financial Officer

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Portions of the exhibit have been omitted.

EXHIBIT INDEX

Exhibit Number	Description

10.1*	License and Collaboration Agreement, dated as of May 10, 2019, by and between Onconova Therapeutics, Inc. and HanX Biopharmaceuticals, Inc.

10.2	Securities Purchase Agreement, dated as of May 10, 2019, by and between Onconova Therapeutics, Inc. and HanX Biopharmaceuticals, Inc.

10.3	Securities Purchase Agreement, dated as of May 10, 2019, by and between Onconova Therapeutics, Inc. and Abundant New Investments Ltd.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.1	Section 1350 Certifications of Principal Executive Officer
32.2	Section 1350 Certifications of Principal Financial Officer

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Portions of the exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCONOVA THERAPEUTICS, INC.

Dated: August 14, 2019

/s/ STEVEN M. FRUCMTMAN, M. D.
Steven M. Fruchtman, M.D.
President and Chief Executive Officer
(Principal Executive and Principal Operating Officer)

Dated: August 14, 2019

/s/ MARK GUERIN
Mark Guerin
Chief Financial Officer
(Principal Financial Officer)