Form 10-Q
period 2019-09-30
Onconova Therapeutics, Inc.
filed 2019-11-12
CIK 1130598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of November 1, 2019 was 8,197,462.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	ONTX	The Nasdaq Stock Market LLC
Common Stock Warrants	ONTXW	The Nasdaq Stock Market LLC

ONCONOVA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

All common stock, equity, share and per share amounts have been retroactively adjusted to reflect a one-for-fifteen reverse stock split which was effective September 25, 2018.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Onconova Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,821,000	$16,970,000
Receivables	23,000	35,000
Prepaid expenses and other current assets	957,000	760,000
Total current assets	5,801,000	17,765,000
Property and equipment, net	54,000	9,000
Other non-current assets	150,000	149,000
Total assets	$6,005,000	$17,923,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,524,000	$4,039,000
Accrued expenses and other current liabilities	3,448,000	4,173,000
Deferred revenue	226,000	226,000
Total current liabilities	8,198,000	8,438,000
Warrant liability	96,000	176,000
Deferred revenue, non-current	3,752,000	3,922,000
Total liabilities	12,046,000	12,536,000

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value, 5,000,000 authorized at September 30, 2019 and December 31, 2018, none issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 250,000,000 authorized at September 30, 2019 and December 31, 2018, 8,197,462 and 5,674,220 shares issued and outstanding at September 30, 2019 and December 31, 2018	82,000	57,000
Additional paid in capital	391,556,000	387,238,000
Accumulated other comprehensive loss	(27,000)	(12,000)
Accumulated deficit	(397,652,000)	(381,896,000)
Total Onconova Therapeutics, Inc. stockholders’ (deficit) equity	(6,041,000)	5,387,000
Non-controlling interest	—	—
Total stockholders’ (deficit) equity	(6,041,000)	5,387,000

Total liabilities and stockholders’ (deficit) equity	$6,005,000	$17,923,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$63,000	$120,000	$2,153,000	$1,169,000
Operating expenses:
General and administrative	1,640,000	1,729,000	6,634,000	5,672,000
Research and development	3,521,000	3,985,000	11,490,000	12,632,000
Total operating expenses	5,161,000	5,714,000	18,124,000	18,304,000
Loss from operations	(5,098,000)	(5,594,000)	(15,971,000)	(17,135,000)

Gain on dissolution of GBO	—	—	—	693,000
Change in fair value of warrant liability	476,000	129,000	80,000	1,454,000
Other income, net	27,000	117,000	135,000	229,000
Net loss	(4,595,000)	(5,348,000)	(15,756,000)	(14,759,000)
Net loss attributable to non-controlling interest	—	—	—	(163,000)
Net loss attributable to Onconova Therapeutics, Inc.	$(4,595,000)	$(5,348,000)	$(15,756,000)	$(14,922,000)
Net loss per share, basic and diluted	$(0.75)	$(0.94)	$(2.63)	$(4.14)
Basic and diluted weighted average shares outstanding	6,141,933	5,674,125	5,994,423	3,601,679

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net loss	$(4,595,000)	$(5,348,000)	$(15,756,000)	$(14,759,000)
Other comprehensive loss, before tax:
Foreign currency translation adjustments, net	(13,000)	(2,000)	(15,000)	(10,000)
Other comprehensive loss, net of tax	(13,000)	(2,000)	(15,000)	(10,000)
Comprehensive loss	(4,608,000)	(5,350,000)	(15,771,000)	(14,769,000)
Comprehensive loss attributable to non-controlling interest	—	—	—	(163,000)
Comprehensive loss attributable to Onconova Therapeutics, Inc.	$(4,608,000)	$(5,350,000)	$(15,771,000)	$(14,932,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statement of Stockholders’ (Deficit) Equity (unaudited)

	Three Month Periods Ended September 30, 2019 and 2018
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive	Non-controlling
	Shares	Amount	Capital	deficit	loss	interest	Total

Balance at June 30, 2019	5,998,524	$60,000	$388,465,000	$(393,057,000)	$(14,000)	$—	$(4,546,000)

Net loss	—	—	—	(4,595,000)	—	—	(4,595,000)
Other comprehensive income	—	—	—	—	(13,000)	—	(13,000)
Stock-based compensation	—	—	145,000	—	—	—	145,000
Issuance of common stock	2,198,938	22,000	2,946,000	—	—	—	2,968,000
Balance at September 30, 2019	8,197,462	$82,000	$391,556,000	$(397,652,000)	$(27,000)	$—	$(6,041,000)

Balance at June 30, 2018	5,674,119	$57,000	$386,760,000	$(370,897,000)	$(5,000)	$—	$15,915,000

Net loss	—	—	—	(5,348,000)	—	—	(5,348,000)
Other comprehensive loss	—	—	—	—	(2,000)	—	(2,000)
Stock-based compensation	—	—	295,000	—	—	—	295,000
Shares issued in connection with reverse stock split	101	—	—	—	—	—	—
Balance at September 30, 2018	5,674,220	$57,000	$387,055,000	$(376,245,000)	$(7,000)	$—	$10,860,000

	Nine Month Periods Ended September 30, 2019 and 2018
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive	Non-controlling
	Shares	Amount	Capital	deficit	income (loss)	interest	Total

Balance at December 31, 2018	5,674,220	$57,000	$387,238,000	$(381,896,000)	$(12,000)	$—	$5,387,000

Net loss	—	—	—	(15,756,000)	—	—	(15,756,000)
Other comprehensive loss	—	—	—	—	(15,000)	—	(15,000)
Stock-based compensation	—	—	950,000	—	—	—	950,000
Issuance of common stock	2,302,458	23,000	3,337,000	—	—	—	3,360,000
Issuance of common stock upon exercise of warrants	220,784	2,000	31,000	—	—	—	33,000
Balance at September 30, 2019	8,197,462	$82,000	$391,556,000	$(397,652,000)	$(27,000)	$—	$(6,041,000)

Balance at December 31, 2017	718,078	$8,000	$350,614,000	$(362,316,000)	$3,000	$830,000	$(10,861,000)

Net loss	—	—	—	(14,922,000)	—	163,000	(14,759,000)
Other comprehensive loss	—	—	—	—	(10,000)	—	(10,000)
Stock-based compensation	—	—	833,000	—	—	—	833,000
Dissolution of GBO	—	—	—	993,000	—	(993,000)	—
Shares issued in connection with reverse stock split	101	—	—	—	—	—	—
Issuance of common stock and pre-funded warrants, net	4,215,581	42,000	35,026,000	—	—	—	35,068,000
Issuance of common stock upon exercise of warrants	740,460	7,000	582,000	—	—	—	589,000
Balance at September 30, 2018	5,674,220	$57,000	$387,055,000	$(376,245,000)	$(7,000)	$—	$10,860,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months ended September 30,
	2019	2018
Operating activities:
Net loss	$(15,756,000)	$(14,759,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,000	44,000
Change in fair value of warrant liabilities	(80,000)	(1,454,000)
Stock compensation expense	950,000	833,000
Gain on dissolution of GBO	—	(693,000)
Changes in assets and liabilities:
Receivables	12,000	35,000
Prepaid expenses and other current assets	(198,000)	124,000
Accounts payable	485,000	(1,229,000)
Accrued expenses and other current liabilities	(725,000)	153,000
Deferred revenue	(170,000)	(341,000)
Net cash used in operating activities	(15,471,000)	(17,287,000)

Investing activities:
Payments for purchase of property and equipment	(56,000)	—
Net cash used in investing activities	(56,000)	—

Financing activities:
Proceeds from the sale of common stock and warrants, net of costs	3,360,000	35,068,000
Proceeds from the exercise of warrants	33,000	589,000
Net cash provided by financing activities	3,393,000	35,657,000
Effect of foreign currency translation on cash	(15,000)	(10,000)
Net (decrease) increase in cash and cash equivalents	(12,149,000)	18,360,000
Cash and cash equivalents at beginning of period	16,970,000	4,024,000
Cash and cash equivalents at end of period	$4,821,000	$22,384,000

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

The Company

Onconova Therapeutics, Inc. (the “Company”) was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company’s headquarters are located in Newtown, Pennsylvania. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule product candidates primarily to treat cancer. Using its proprietary chemistry platform, the Company has created an extensive library of targeted anti-cancer agents designed to work against specific cellular pathways that are important to cancer cells. The Company believes that the product candidates in its pipeline have the potential to be efficacious in a variety of cancers. The Company has three clinical-stage product candidates and several preclinical programs. In 2011, the Company entered into a license agreement, as subsequently amended, with SymBio Pharmaceuticals Limited (“SymBio”), which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. On March 2, 2018, the Company entered into a License, Development and Commercialization Agreement with Pint International SA (which, together with its affiliate Pint Pharma GmbH, are collectively referred to as “Pint”).  Under the terms of the agreement, the Company granted Pint an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and commercialize any pharmaceutical product containing rigosertib in all uses of rigosertib in certain Latin America countries.  During 2012, Onconova Europe GmbH was established as a wholly owned subsidiary of the Company for the purpose of further developing business in Europe. In December 2017, the Company entered into a license and collaboration agreement with HanX for the further development, registration and commercialization of ON 123300 in Greater China. ON 123300 is a preclinical compound which the Company believes has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. The key feature of the collaboration is that HanX will provide all funding required for future Chinese IND enabling studies necessary for filing an IND with the Chinese Food and Drug Administration.  The studies would be conducted to meet the Good Laboratory Practice (“GLP”) requirements of the FDA such that the Company could simultaneously file an IND with the US FDA. The Company and HanX will oversee the IND enabling studies. The Company will maintain global rights to ON 123300 outside of China. In May 2019, we entered into a License and Collaboration Agreement (the “HanX License Agreement”) with HanX Biopharmaceuticals, Inc. (“HanX”), a company focused on development of novel oncology products, and two Securities Purchase Agreements (the “HanX Securities Purchase Agreements”) one with HanX and the other with an affiliate of HanX.  Under the terms of the agreements, the Company granted to HanX an exclusive, royalty bearing license to study and commercialize rigosertib in greater China.  The Company has retained development and commercialization rights to rigosertib in the rest of the world, including the United States. In April 2013, GBO, LLC, a Delaware limited liability company, (“GBO”) was formed pursuant to an agreement with GVK Biosciences Private Limited, a private limited company located in India, (“GVK”) to collaborate and develop two programs using the Company’s technology platform. The two preclinical programs sublicensed to GBO were not developed to clinical stage as initially hoped, and GBO was dissolved in June 2018.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity

The Company has incurred recurring operating losses since inception. For the nine months ended September 30, 2019, the Company incurred a net loss of $15,756,000 and as of September 30, 2019 the Company had generated an accumulated deficit of $397,652,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At September 30, 2019, the Company had cash and cash equivalents of $4,821,000. The Company will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

On February 12, 2018 the Company closed on an offering of units of common stock and warrants. The Company issued 467,000 shares of common stock, pre-funded warrants to purchase 196,167 share of common stock, and preferred stock warrants to purchase shares of Series A convertible preferred stock convertible into 696,325 shares of common stock. Net proceeds were approximately $8.7 million. (See Note 13)

On May 1, 2018 the Company closed on an offering of units of common stock and warrants. The Company issued 3,694,118 shares of common stock, pre-funded warrants to purchase 815,686 shares of common stock, and preferred stock warrants to purchase shares of Series B convertible preferred stock convertible into 4,509,804 shares of common stock. Net proceeds were approximately $25.6 million. (See Note 13)

In February and March 2019 the Company implemented a workforce reduction. Six employees were terminated, which represented approximately 24% of the Company’s workforce. A severance related charge of approximately $1,843,000, which includes a non-cash charge of approximately $415,000 related to the accelerated vesting of outstanding stock options, was recorded in the three months ended March 31, 2019. The severance expense will be paid in periodic amounts through February 2020. The accrued severance balance remaining at September 30, 2019 was $359,000.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

On September 25, 2019 the Company closed on an offering of units of common stock and warrants. The Company issued 2,198,938 shares of common stock and warrants to purchase 2,198,938 shares of common stock.Net proceeds were approximately $3.0 million. (See Note 13)

The Company has and may continue to delay, scale-back, or eliminate certain of its research and development activities and other aspects of its operations until such time as the Company is successful in securing additional funding. The Company continues to explore various dilutive and non-dilutive sources of funding, including equity financings, strategic alliances, business development and other sources. The future success of the Company is dependent upon its ability to obtain additional funding. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. The Company currently anticipates that current cash and cash equivalents will be sufficient to meet its anticipated cash requirements until late in the fourth quarter of 2019. Accordingly, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. Subsequent to September 30, 2019, on October 29, 2019, the Company filed a registration statement on Form S-1 (Registration No. 333-234360) to register $13.8 million of common stock and warrants.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018, the consolidated statements of stockholders’ (deficit) equity for the three and nine months ended September 30, 2019 and 2018 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2019, the results of its operations for the three and nine months ended September 30, 2019 and 2018, and its cash flows for the nine months ended September 30, 2019 and 2018. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2019 and 2018 are unaudited. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K filed with the SEC on April 1, 2019.

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

At January 1, 2019 and September 30, 2019 the Company had one lease, which was for office space. The lease qualifies for the short term lease exception. Consequently, no ROU Asset or Lease Liability was recorded. The lease payments are being recognized as an expense on a straight-line basis over the lease term. Lease payments for the nine months ended September 30, 2019 were $144,000. Remaining payments due under the lease at September 30, 2019 are $80,000.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3.  Revenue

The Company’s revenue during the three and nine months ended September 30, 2019 and 2018 was from its license and collaboration agreements with SymBio, HanX and Pint (See Note 10).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Symbio
Upfront license fee recognition over time	$57,000	$114,000	$170,000	$341,000
Supplies	6,000	6,000	18,000	59,000

HanX - rigosertib
Upfront license payment	—	—	1,965,000	—

HanX - ON123300
Upfront license payment	—	—	—	450,000

Pint
Upfront license payment	—	—	—	319,000

	$63,000	$120,000	$2,153,000	$1,169,000

Deferred revenue is as follows:

Symbio
Upfront Payment

Deferred balance at December 31, 2018	$4,148,000
Recognition to revenue	170,000

Deferred balance at September 30, 2019	$3,978,000

See Note 10, “License and Collaboration Agreements,” for a further discussion of the agreements with SymBio and HanX.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4.  Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at September 30, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive (reflects the number of common shares as if the dilutive securities had been converted to common stock):

	September 30,
	2019	2018
Warrants	5,614,307	5,725,506
Stock options	409,788	332,918
	6,024,095	6,058,424

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

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the nine months ended September 30, 2019 is as follows:

				Balance						Balance
		Exercise	Expiration	December 31,	Warrants		Warrants	Warrants		September 30,
Description	Classification	Price	Date	2018	Issued		Exercised	Expired		2019

Non-tradable warrants	Liability	$172.50	July 2021	6,456	—		—	—		6,456
Tradable warrants	Liability	$73.80	July 2021	212,801	—		—	—		212,801
Non-tradable pre-funded warrants	Equity	$0.15	July 2023	394	—		—	—		394
Non-tradable warrants	Equity	$6.69375	(1)	663,167	—		—	(392,834	)(3)	270,333
Non-tradable warrants	Equity	$1.60	December 2022	—	392,834	(3)	—	—		392,834
Non-tradable warrants	Equity	$7.96875	(1)	33,158	—		—	—		33,158
Non-tradable warrants	Equity	$14.10	March 2021	5,000	—		—	—		5,000
Non-tradable warrants	Equity	$21.15	March 2021	8,333	—		—	—		8,333
Non-tradable warrants	Equity	$7.7895	June 2021	15,000	—		—	—		15,000
Non-tradable pre-funded warrants	Equity	$0.15	none	86,167	—		(33,333)	—		52,834
Non-tradable warrants	Equity	$6.375	(2)	4,432,962	—		—	(1,806,104	)(3)	2,626,858
Non-tradable warrants	Equity	$1.600	December 2022	—	1,806,104	(3)	—	—		1,806,104
Non-tradable pre-funded warrants	Equity	$0.15	none	262,068	—		(187,451)	—		74,617
Non-tradable warrants	Equity	$2.00	September 2023	—	109,585		—	—		109,585

				5,725,506	2,308,523		(220,784)	(2,198,938)		5,614,307

(1) These preferred stock warrants expire on the earlier of (A) the one-month anniversary of the date on which the Company publicly releases topline results of the INSPIRE Pivotal phase 3 that compare the overall survival (OS) of patients in the rigosertib group vs the Physician’s Choice group, in all patients and in a subgroup of patients with IPSS-R very high risk and (B) December 31, 2019. These preferred stock warrants may be exercised on a cashless basis in certain circumstances specified therein.

(2) These preferred stock warrants expire on the 18-month anniversary of June 8, 2018, the date on which the Company publicly announced through the filing of a Current Report on Form 8-K that a Certificate of Amendment to the Company’s Tenth Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 100,000,000 to 250,000,000, was filed with the Secretary of State of the State of Delaware. These preferred stock warrants may be exercised on a cashless basis in certain circumstances specified therein.

(3) In September 2019, the Company entered into securities purchase agreements with certain investors pursuant to which it agreed to sell an aggregate of 2,198,938 shares of its common stock in a registered direct offering. The investors in this offering were holders of the Company’s warrants to purchase shares of its convertible preferred stock. The Company also entered into a warrant amendment with each investor pursuant to which, for each share of common stock purchased by the investor in the offering, the Company would amend one outstanding warrant with an exercise price of $6.69375 per common share held by the investor and/or one outstanding warrant with an exercise price of $6.375 per common share held by the investor, as applicable, to reduce the exercise price to $1.60 per common share and to extend the term of the warrants to December 31, 2022. The price for amending one outstanding warrant was $0.125 per share (on an as-converted basis per share of common stock).

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Detail

Prepaid expenses and other current assets:

	September 30,	December 31,
	2019	2018

Research and development	$436,000	$415,000
Premium on future equity purchase from HanX	214,000	$—
Manufacturing	29,000	111,000
Insurance	189,000	166,000
Other	89,000	68,000
	$957,000	$760,000

Property and equipment:

	September 30,	December 31,
	2019	2018

Property and equipment	$2,284,000	$2,228,000
Accumulated depreciation	(2,230,000)	(2,219,000)
	$54,000	$9,000

Accrued expenses and other current liabilities:

	September 30,	December 31,
	2019	2018

Research and development	$2,098,000	$2,285,000
Employee compensation	1,137,000	1,650,000
Professional fees	213,000	225,000
Other	—	13,000
	$3,448,000	$4,173,000

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

On January 5, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional investor providing for the issuance and sale by the Company of 12,912 shares of Common Stock, at a purchase price of $142.50 per share and warrants to purchase up to 6,456 shares of Common Stock (the “Warrants”) for aggregate gross proceeds of $1,840,000. The Company has classified the warrants as a liability (see Note 5). The estimated fair value using the Black-Scholes pricing model was approximately $0 at September 30, 2019 and December 31, 2018.

On July 29, 2016 the Company closed on a Rights Offering, issuing 239,986 shares of Common Stock, 212,801 Tradable Warrants and 43,760 Pre-Funded Warrants. The Tradable Warrants are exercisable for a period of five years for one share of Common Stock at an exercise price of $73.80 per share. After the one-year anniversary of issuance, the Company may redeem the Tradable Warrants for $0.001 per Tradable Warrant if the volume weighted average price of its Common Stock is above $184.50 for each of 10 consecutive trading days. The Company has classified the Tradable Warrants as a liability (see Note 5). The Tradable Warrants have been listed on the Nasdaq Capital Market since issuance and the Company regularly monitors the trading activity. The Company has determined that an active and orderly market for the Tradable Warrants has developed and that the Nasdaq Capital Market price is the best indicator of fair value of the warrant liability. The quoted market price was used to determine the fair value at December 31, 2018 and September 30, 2019.

The Company estimated the fair value of the non-tradable warrant liability at September 30, 2019, using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.63%
Expected volatility	94.04%
Expected term	1.78 years
Expected dividend yield	0%

Expected volatility is based on the historical volatility of the Company’s Common Stock since its IPO in July 2013.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Fair Value Measurements (Continued)

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	Fair Value Measurement as of:
	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance

Tradable warrants liability	$96,000	$—	$—	$96,000	$176,000	$—	$—	$176,000
Non-tradable warrants liability	—	—	—	—	—	—	—	—
Total	$96,000	$—	$—	$96,000	$176,000	$—	$—	$176,000

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

The 2018 Plan was amended following unanimous approval of the Company’s Board of Directors on April 24, 2019 and was approved by the Company’s shareholders on June 17, 2019.  The amended 2018 Plan (the “Amended Plan”) allowed for an additional 589,500 shares of the Company’s common stock that may be issued under the Amended Plan with respect to awards made on and after June 17, 2019.  At September 30, 2019, there were 644,396 shares available for future issuance.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense as follows for the three and nine months ended September 30, 2019 and 2018:

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
General and administrative	$64,000	$159,000	$670,000	$421,000
Research and development	81,000	136,000	280,000	363,000
	$145,000	$295,000	$950,000	$784,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.  Stock-Based Compensation (Continued)

A summary of stock option activity for the nine months ended September 30, 2019 is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2018	95,264	379,328	$76.33	9.19	$0
Authorized	589,500	—
Granted	(64,998)	64,998	$3.16	9.77
Exercised	—	—	$—
Forfeitures	24,630	(34,538)	$60.09	8.68
Balance, September 30, 2019	644,396	409,788	$66.09	8.63	$0
Vested or expected to vest, September 30, 2019		401,793	$119.90	8.12	$0
Exercisable at September 30, 2019		216,681	$119.90	8.12	$0

Information with respect to stock options outstanding and exercisable at September 30, 2019 is as follows:

Exercise Price	Shares	Exercisable
$2.49 — $3.72	71,998	—
$4.34 — $7.05	270,246	154,316
$16.35 — $97.50	48,133	42,968
$222.00 - $225.00	1,871	1,871
$348.00 — $597.00	4,867	4,866
$651.00 — $1,129.50	5,428	5,415
$1,992.00 - $2,268.00	6,910	6,910
$4,156.50 - $4,371.00	335	335
	409,788	216,681

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

As of September 30, 2019, there was $741,000 of unrecognized compensation expense related to the unvested stock options issued from April 24, 2013 through September 30, 2019, which is expected to be recognized over a weighted-average period of approximately 1.92 years.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.  Stock-Based Compensation (Continued)

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

	Nine Months ended September 30,
	2019	2018
Risk-free interest rate	1.92%	2.60%
Expected volatility	82.58%	74.13%
Expected term	5.85 years	5.78 years
Expected dividend yield	0%	0%
Weighted average grant date fair value	$1.81	$12.60

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through September 30, 2019 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

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

In exchange for these rights, the agreement required HanX to make upfront payments to the Company totaling $4 million, including a $2.0 million upfront fee and an investment totaling $2.0 million to purchase shares of the Company at a premium to market. HanX was also required to dedicate $2.0 million in local currency, to be placed in escrow, for clinical development expenses in the HanX Territory. If HanX spends more than $2.0 million in the research and development of rigosertib during the first two years after the effective date of the HanX License Agreement, the Company shall reimburse HanX such excess amount up to a maximum aggregate amount of $0.5 million. In addition, the Company could receive regulatory, development and sales-based milestone payments up to $45.5 million and receive tiered royalties up to double digits on net sales in in the HanX Territory. The Company will also supply rigosertib for sale in the HanX Territory.

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

Pursuant to the HanX Securities Purchase Agreements, closing of one of the upfront equity investments occurred on May 15, 2019 when an affiliate of HanX purchased 103,520 shares of common stock for $0.5 million. The total amount of the premium was $0.1 million and this amount was recognized as license revenue during the three months ended June 30, 2019. The remaining upfront equity investments represent equity-classified forward contracts for the purchase of the Company’s equity at a pre-determined price.  The premium of the future equity purchase from HanX as of the contract date of $0.2 million has been recognized as license revenue during the three months ended June 30, 2019 and is included in other current assets at September 30, 2019, pending receipt of payment.

On July 9, 2019, the Company extended the deadline for payments under the HanX License Agreement and the HanX Securities Purchase Agreements.  On August 8, 2019 Onconova received the non-refundable license fee from HanX. On August 14, 2019, the Company further extended the deadline of HanX’s remaining upfront payments relating to its equity investment in the Company while HanX continues to seek Chinese regulatory approval for such equity investment.

At inception of the HanX License Agreement, it is uncertain as to whether the Company will need to reimburse HanX for all, or a portion, of the $0.5 million excess research and development spending. Therefore, the Company has determined that no liability should be recorded at September 30, 2019, and will reassess this conclusion at each reporting period.  In addition, as the development milestones are not within the control of the Company they are not considered probable and revenue will be recognized only upon the achievement of the milestone.  The sales milestones and sales-based royalties related to the license will be recognized as revenue as sales occur.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Related-Party Transactions

The Company has entered into a research agreement, as subsequently amended, with the Mount Sinai School of Medicine (“Mount Sinai”), with which a member of its board of directors and a stockholder is affiliated. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in collaboration with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions, resulting therefrom. Payments to Mount Sinai under this research agreement for the three months ended September 30, 2019 and 2018 were $88,000 and $88,000, respectively, and for the nine months ended September 30, 2019 and 2018 were $263,000 and $263,000, respectively. At September 30, 2019 and December 31, 2018, the Company had $88,000 and $88,000, respectively, payable to Mount Sinai under this agreement.

The Company has entered into a consulting agreement with a member of its board of directors. The board member provides consulting services to the Company on the terms set forth in the agreement. Payments to this board member for both the three months ended September 30, 2019 and 2018 were $33,000, and for both the nine months ended September 30, 2019 and 2018 were $99,000. At both September 30, 2019 and December 31, 2018, the Company had $33,000 payable under this agreement.

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

On September 23, 2019, the Company entered into securities purchase agreements with certain institutional and accredited investors pursuant to which it agreed to sell an aggregate of 2,198,938 shares of its common stock, par value $0.01 per share (“common stock”) in a registered direct offering to the investors for gross proceeds of approximately $3.5 million. The purchase price per share of common stock was $1.60 per share.

The investors in this offering are holders of the Company’s warrants to purchase shares of its convertible preferred stock issued in February 2018 (referred to as the February 2018 warrants) and May 2018 (referred to as the May 2018 warrants). The Company also entered into a warrant amendment with each investor pursuant to which, for each share of common stock purchased by the investor in the offering, the Company will amend one outstanding February 2018 warrant held by the investor and/or one outstanding May 2018 warrant held by the investor, as applicable, to reduce the exercise price of the February 2018 warrants and/or May 2018 warrants to $1.60 per share (on an as-converted basis per share of common stock) and to extend the term of the February 2018 warrants and/or May 2018 warrants to December 31, 2022. The price for amending one outstanding February 2018 warrant and/or one outstanding May 2018 warrant was $0.125 per share (on an as-converted basis per share of common stock). On an as-converted basis per share of common stock, 392,834 Series A preferred stock warrants and 1,806,104 Series B preferred stock warrants were modified in connection with this offering. The modification of these warrants resulted in an increase in their fair value of approximately $2.1 million, calculated using a Black-Scholes valuation model. This amount was recorded as a cost of the financing in additional paid-in capital because this modification was required to complete the offering.

The offering closed on September 25, 2019. Net proceeds from the offering were approximately $3.0 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the offering to fund the development of its clinical and preclinical programs, for other research and development activities and for general corporate purposes, which may include capital expenditures and funding its working capital needs.

The Company also entered into an engagement letter with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as exclusive placement agent for the offering. The Company agreed to pay Wainwright $56,000 for non-accountable expenses, and $10,000 for clearing expenses. The Company also agreed to issue to Wainwright placement agent warrants to purchase up to 109,585 shares of common stock. The placement agent warrants have an exercise price of $2.00 per share of common stock, which equals 125% of the offering price for the shares sold in the registered direct offering. The placement agent warrants will be immediately exercisable and will expire on September 23, 2023.

Additionally, the Company granted to Wainwright, subject to certain conditions, a six-month right of first refusal with respect to additional raises of funds. In addition, if any investor introduced to the Company by Wainwright participates in a capital raising transaction during the eight months following termination or expiration of the engagement of Wainwright, the Company agreed to pay to Wainwright compensation of 8% of the capital provided by such investor.

The shares the Company’s common stock subject to the securities purchase agreement were sold pursuant to a prospectus supplement filed with the Securities and Exchange Commission (“SEC”), in connection with a takedown from the Company’s effective shelf registration statement on Form S-3 (File No. 333-221684) (the “Registration Statement”) and the base prospectus dated as of December 28, 2017 contained in such Registration Statement. The Company also filed with the SEC amended prospectus supplements relating to the amendments to the February 2018 warrants (pursuant to a registration statement on Form S-1 (Registration No. 333-222374)) and May 2018 warrants (pursuant to a registration statement on Form S-1 (Registration No. 333-224315)).

14. Subsequent Event

On October 29, 2019, the Company filed a registration statement on Form S-1 (Registration No. 333-234360) to register $13.8 million of common stock and warrants.

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule product candidates primarily to treat cancer. Using our proprietary chemistry platform, we have created a library of targeted agents designed to work against cellular pathways important to cancer cells. We believe that the product candidates in our pipeline have the potential to be efficacious in a variety of cancers. We have one Phase 3 clinical-stage product candidate and two other clinical-stage product candidates (one of which has been studied for treatment of acute radiation syndromes) and several preclinical programs. Substantially all of our current effort is focused on our lead product candidate, rigosertib. Rigosertib has been tested in an intravenous formulation as a single agent for patients with higher-risk myelodysplastic syndromes (“MDS”), and an oral formulation as a single agent in lower risk MDS or in combination with azacitidine for patients with higher-risk MDS.

In December 2015, we enrolled the first patient into our INSPIRE trial, a randomized controlled Phase 3 clinical trial of intravenous rigosertib (“rigosertib IV”) in a population of patients with higher-risk MDS after failure of hypomethylating agent (“HMA”) therapy. The primary endpoint of INSPIRE is improvement in overall survival. An interim analysis of the trial was performed in January 2018. We anticipate completion of the INSPIRE Trial in the first half of 2020 based on approaching 90 percent or 324 randomized patients of the required 360 randomized patients, and the number of confirmed death events reached to date. We are planning to open new trial sites in Brazil in the fourth quarter of 2019 and China thereafter. We believe the addition of sites in Brazil, China, and other new sites could contribute to achieving our timelines for completing enrollment and for reporting survival top-line data.

Our net losses were $15.8 million and $14.8 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $397.7 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met. As of September 30, 2019, we had $4.8 million in cash and cash equivalents.

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

In September 2019, we closed on a registered direct offering of 2,198,938 shares of common stock for net proceeds of approximately $3.0 million.

On October 29, 2019, we filed a registration statement on Form S-1 to register $13.8 million of common stock and warrants.

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

On May 10, 2019, we entered into a License and Collaboration Agreement (the “HanX License Agreement”) with HanX and two Securities Purchase Agreements (the “HanX Securities Purchase Agreements”) one with HanX and the other with an affiliate of HanX.  Under the terms of the agreements, the Company granted to HanX an exclusive, royalty bearing license to study and commercialize rigosertib in greater China. In exchange for these rights, HanX agreed to make upfront payments to the Company totaling $4 million, including a $2 million fee and an investment totaling $2 million to purchase shares of the Company at a premium to market. In May 2019, in accordance with one of the HanX Securities Purchase Agreements, the Company issued 103,520 shares to the affiliate of HanX for an aggregate purchase price of approximately $0.5 million.  In August 2019, the Company received the $2.0 million upfront fee, net of applicable taxes.  HanX is in the process of attaining Chinese regulatory authority approval for the remaining upfront payments. In addition, HanX agreed to dedicate $2 million in local currency, to be placed in escrow, for clinical development expenses in greater China.  In addition, the Company could receive regulatory, development and sales-based milestone payments to Onconova of up to $45.5 million and receive tiered royalties up to double digits on net sales in greater China. The Company will supply the finished product for sale in the licensed territories.  HanX will also support the Company’s clinical trial initiatives in the territory. On July 9, 2019, the Company extended the deadline for payments under the HanX License Agreement and the HanX Securities Purchase Agreements. On August 8, 2019 Onconova received the non-refundable license fee from HanX. On August 14, 2019, the Company further extended the deadline of HanX’s remaining upfront payments relating to the its equity investment in the Company while HanX continues to seek Chinese regulatory approval for such equity investment.

We believe that our cash and cash equivalents of $4.8 million, at September 30, 2019, will be sufficient to fund our operations and ongoing trials late into the fourth quarter of 2019. We do not have a recurring source of revenue to fund our operations and will need to raise additional funds to continue to develop and apply for regulatory approval for our drug candidates; therefore, there is substantial doubt about our ability to continue as a going concern. On October 29, 2019, we filed a registration statement on Form S-1 to register $13.8 million of common stock and warrants.

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

Rigosertib

Rigosertib is a small molecule which we believe, as reported in the journal Cell (Athuluri-Divakar et al., 2016, Cell 165, 643—655) blocks cellular signaling by targeting RAS effector pathways. This is believed to be mediated by the interaction of rigosertib to the RAS-binding domain (“RBD”), found in many RAS effector proteins, including the Raf and PI3K kinases. This mechanism of action potentially provides a new approach to block the interactions between RAS and its targets containing RBD sites. Rigosertib is currently being tested in clinical trials as a single agent, and continues to be evaluated in combination with azacitidine, in patients with MDS. We have enrolled more than 1,300 patients in rigosertib clinical trials for MDS and other conditions. We are party to a collaboration agreement with SymBio, which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. We are party to a license agreement with Pint Pharma International SA (“Pint”), which grants Pint certain rights to commercialize rigosertib in certain countries in Latin America. We are a party to a license agreement with HanX, which grants HanX certain rights to study, manufacture, and commercialize rigosertib in the People’s Republic of China, Hong Kong, Macau, and Taiwan.  We have retained development and commercialization rights to rigosertib in the rest of the world, including in the United States and Europe, although we could consider licensing commercialization rights to other territories as we continue to seek additional funding.

The table below summarizes rigosertib programs.

Disease	Formulation	Indication	Stage	Expected Timelines	Potential Market Opportunity (US)/Benefit

Onconova Initiated Studies

MDS	Intravenous	HR - following HMA failure	Phase 3 Interim analysis completed	Phase 3 completion of enrollment and reporting of survival top-line data 1H 2020	~ 5,000 patients	No directly competing FDA approved product in the market

	Oral - in combination with AZA	HR - prior to HMAs	Phase 2	Outcome for September 2019 FDA meeting is that the Company expects to proceed with a Phase 2 controlled trial, pending completion of INSPIRE trial and additional funding.	~ 18,000	No oral NCE approved since 2005

	Oral	Lower Risk	Phase 2	Continue to evaluate target patient population in 2020.	> 10,000	Longer potential duration of treatment

RASopathies	Intravenous and oral	JMML/other RAS Cancer Pathway diseases	Preclinical	-NIH CRADA signed -Studies ongoing	Rare disease	Pediatric clinical trial

Investigator Initiated Studies - RAS Mutation Cancers

Squamous cell carcinoma	Intravenous and oral	Recessive Dystrophic Epidermolysis bullosa (RDEB) with Advanced Squamous Cell Carcinoma (SCC)	Phase 2	Dec 2019 - Jun 2021

Non-small cell lung cancer	Oral - in combination with Nivolumab	Stage IV Lung AdenocarcinomaPatients with KRAS Mutation	Phase 1	Dec 2019 - Dec 2021

Myelofibrosis	Oral	Patients with Myelofibrosis (MF) and Anemia	Phase 2	Aug 2017 - Aug 2019

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

Enrollment for the INSPIRE Phase 3 trial for second-line higher-risk MDS patients is highly selective with stringent entry criteria as outlined above. The INSPIRE study currently has more than 140 trial sites in 24 countries across four continents open, including sites open in Japan by our partner, SymBio Pharmaceuticals. We expect to open trial sites in additional geographic areas during the coming months. The selection of countries and trial sites is carefully undertaken to ensure availability of appropriate patients meeting eligibility criteria. Since these criteria are purposely designed to be narrow and selective, extensive site screening and education is integral to our plan.

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

After review of the interim data, in January 2018 the Independent Data Monitoring Committee (“DMC”) recommended continuation of the trial with a one-time expansion in enrollment, using a pre-planned sample size re-estimation, consistent with the SAP. As recommended by the DMC, the expanded INSPIRE study will continue to enroll eligible patients based on the current trial criteria of the overall ITT population and will increase enrollment by adding 135 patients to the original target to reach a total expected enrollment of 360 patients, with the aim of increasing the power of the trial. The targeted number of death events required for analyzing the results of the trial was increased from 176 to 288 events. Due to the adaptive trial design and the DMC’s assessment of the interim data, the INSPIRE trial will continue to sequentially analyze the ITT and the VHR population for the primary endpoint of overall survival. The design of the trial with the expanded study enrollment will be identical to the current study design and will include the sequential analysis of the overall survival endpoint in the ITT population and if required the pre-specified VHR subgroup. The Company remains blinded to the interim analysis results. Following the interim analysis, we have expanded the INSPIRE Phase 3 trial to new sites in previously participating countries and anticipate expanding the study into new geographical regions. We continue to evaluate potential new sites and countries to enhance enrollment, while adhering to the stringent entry criteria to ensure that only appropriate patients are enrolled. We anticipate reporting survival top-line data in the first half of 2020 following full enrollment of 360 patients and 288 death events. As of November 2019, we are approaching 90 percent completion of INSPIRE enrollment and exceeded 75% of the required death events. We are planning to open new trial sites in Brazil in the fourth quarter of 2019 and China thereafter. We believe the addition of sites in Brazil, China, and other new sites could contribute to achieving our timelines for completing enrollment and for reporting survival top-line data.

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

Rigosertib oral in combination with azacitidine for higher-risk MDS

We are developing rigosertib oral for use in combination with IV azacitidine prior to treatment with HMA therapy for higher risk MDS. We are scheduled to present updated information regarding our Phase 2 trial with an abstract and oral presentation at the ASH Annual Meeting in December 2019. In December 2018, at the American Society of Hematology (ASH) Annual Meeting and in June 2019, at the Congress of the European Hematology Association Meeting (EHA), we presented results from a Phase 1/2, multi-institutional trial of data from the initial portion of an ongoing rigosertib oral and azacitidine combination trial in higher-risk MDS. 55 of 74 HR-MDS patients enrolled and treated with > 840 mg/day oral rigosertib were evaluable for response at the time of the analysis. An Overall Response Rate (ORR) of 90% and Complete Remission (CR) rate (primary endpoint) of 34% was reported in this multi-institutional Phase 1/2 study in HMA naïve patients. HMA naïve patients are patients that had not previously received either azacitidine or decitabine. Such patients were not necessarily treatment naïve patents in that they may have received other therapies used for MDS. An ORR of 54% and CR/Partial Response (PR) of 8% in HMA failed patients was also reported.

The median age of patients was 69, with 59% being male and 41% being female. The IPSS-R distribution was: 7.5% Low, 12.5% Intermediate, 37.5% High, 32.5% Very High and 10% unknown. 76% of patients responded per 2006 International Working Group (IWG) criteria. Responses were as follows:

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

The median duration of response for patients with HMA naïve MDS was 12.2 months

The median time to initial/best response for HMA naïve patients, was 1 cycle and 4 cycles, respectively

The median duration of response for the HMA failed patients was 10.8 months

The median time to initial/best response for patients with HMA failure MDS, was 2 cycles and 5 cycles of treatment, respectively

Safety/Tolerability of the Combination:

Based upon safety results from a comprehensive analysis of patients receiving oral rigosertib in combination with azacitidine that was presented during ASH in 2018, the combination of rigosertib oral ( >  840 mg/day) and azacitidine was well tolerated. The most common TEAEs in  >   30% of patients with MDS/AML (n=74) receiving rigosertib oral and azacitidine were hematuria (45%), constipation (43%), diarrhea (42%), fatigue (42%), dysuria (38%) , pyrexia(36%), nausea (35%), neutropenia (31%) thrombocytopenia (30%), fatigue (39%), diarrhea (37%), constipation (37%) and dysuria (28%). The most common serious AEs were pneumonia (11%) and febrile neutropenia (7%). The most common AEs leading to discontinuation were AML (4%) and pneumonia (4%).

Next steps for rigosertib oral in combination with azacitidine for higher-risk MDS

In September 2019 we had a Type A meeting with the FDA to discuss the SPA and protocol development for the Company’s pivotal Phase 3 Trial for the combination of oral rigosertib and azacitidine in HMA naïve higher risk MDS.  The FDA recommended that, if we plan to further study the combination of oral rigosertib in combination with azacitidine, we next conduct a dose-ranging study with an azacitidine control arm in order to identify an appropriate dose and to determine the contribution of rigosertib in the combination. We continue to evaluate the FDA’s comments and, if INSPIRE top-line data is positive, expect to  submit to the FDA a protocol for a dose-finding Phase 2 Study of the combination with a control arm of azacitidine.  The Company does not plan to commence the new Phase 2 study until after completion of the INSPIRE trial and additional funding is received.

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

We have explored single agent rigosertib oral as a treatment for lower-risk MDS in two Phase 2 clinical trials, 09-05 and 09-07. In December 2017, we presented data at the Annual ASH Meeting from the 09-05 Phase 2 trial. We believe this data demonstrated a 44% rate of achieving transfusion independence in the cohort of Lower-risk MDS patients treated with rigosertib oral at a dose of 560 mg BID (1120 mg over 24 hrs) two out of three weeks. We believe clinical data has indicated that further study of single agent rigosertib oral in transfusion-dependent, lower-risk MDS patients is warranted. Rigosertib has been generally well tolerated, except for urinary side effects at higher dose levels. Future clinical trials will be needed to evaluate dosing and schedule modifications and their impact on efficacy and safety results of rigosertib oral in lower-risk MDS patients.

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

In January 2018, we entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI), part of the National Institutes of Health (NIH). Under the terms of the CRADA, the NCI initiated and conducted preclinical laboratory studies on rigosertib in pediatric cancer associated RASopathies. As part of the CRADA, we provided rigosertib supplies and initial funding towards the non-clinical studies. The NCI has conducted PK/PD and dose escalation studies in preclinical models of rhabdomyosarcoma.

In addition, pre-clinical studies are being conducted at the University of California San Francisco and funded through the Leukemia Lymphoma Society. The focus will be on Juvenile Myelomonocytic Leukemia (JMML), a well-described RASopathy affecting children which is incurable without an allogenic hematopoietic stem cell transplant.

Investigator Initiated Programs

We are currently supporting investigator-initiated studies that are exploring the use of rigosertib for other cancers driven by mutated Ras genes, including a Phase 1 study of rigosertib in combination with a PD-1 inhibitor for patients with progressive K-Ras mutated non-small cell lung cancer. The investigator opened an Investigational New Drug application with the FDA. The trial also has received approval, is under IRB review and is expected to commence shortly as an investigator-initiated study.

Other Programs

CDK 4/6 + ARK5 Inhibitor (ON123300)

In December 2017, we entered into a license and collaboration agreement with HanX, a company focused on development of novel oncology products, for the further development, registration and commercialization in China of ON 123300. This compound has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. Under the terms of the agreement, we received an upfront payment, and will receive regulatory and commercial milestone payments, as well as royalties on Chinese sales. The key feature of the collaboration is that HanX provides all funding required for Chinese IND enabling studies performed for the Chinese Food and Drug Administration (Chinese FDA) IND approval. In the fourth quarter of 2019, HanX filed an IND with the Chinese FDA. We and HanX also intend for these studies to comply with the FDA standards. Accordingly, such studies may be used by us for an IND filing with the FDA. We and HanX oversee the IND enabling studies. We will maintain global rights outside of China. We plan to file an IND related to 123300.

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

Preclinical Product Candidates

In addition to our four clinical-stage product candidates, we have several product candidates that target kinases, cellular metabolism or cell division in preclinical development. We may explore additional collaborations to further the development of these product candidates as we focus internally on our more advanced programs.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months ended September 30,
	2019	2018	Change
Revenue	$63,000	$120,000	$(57,000)
Operating expenses:
General and administrative	1,640,000	1,729,000	89,000
Research and development	3,521,000	3,985,000	464,000
Total operating expenses	5,161,000	5,714,000	553,000
Loss from operations	(5,098,000)	(5,594,000)	496,000
Change in fair value of warrant liability	476,000	129,000	347,000
Other income (expense), net	27,000	117,000	(90,000)
Net loss	$(4,595,000)	$(5,348,000)	$753,000

Revenues

Revenues decreased by $57,000, or 48%, for the three months ended September 30, 2019 when compared to the same period in 2018 as a result of the change in the period over which SymBio milestone revenue is recognized, which changed in 2018.

General and administrative expenses

General and administrative expenses decreased by $0.1 million, or 5%, to $1.6 million for the three months ended September 30, 2019 from $1.7 million for the three months ended September 30, 2018. The decrease was attributable primarily to $0.1 million lower stock compensation expense during the 2019 period.

Research and development expenses

Research and development expenses decreased by $0.5 million, or 12%, to $3.5 million for the three months ended September 30, 2019 from $4.0 million for the three months ended September 30, 2018. This decrease was caused primarily by $0.4 million lower clinical development and consulting expenses on the combination program in the 2019 period, and also by $0.1 million lower personnel and stock compensation expense during the 2019 period, following the reduction in force completed in the first quarter of 2019.

Change in fair value of warrant liability

The fair value of the warrant liability decreased $0.5 million for the three months ended September 30, 2019, compared to a decrease of $0.1 million for the three months ended September 30, 2018. This change was caused by the decrease in the fair market value of the warrants issued in our rights offering in 2016.

Other income (expense), net

Other income (expense), net, was $27,000 for the three months ended September 30, 2019 and $0.1 million for the three months ended September 30, 2018.  The change of $0.1 million was due to lower interest income in the 2019 period.

Comparison of the Nine Months Ended September 30, 2019 and 2018

	Nine Months ended September 30,
	2019	2018	Change
Revenue	$2,153,000	$1,169,000	$984,000
Operating expenses:
General and administrative	6,634,000	5,672,000	(962,000)
Research and development	11,490,000	12,632,000	1,142,000
Total operating expenses	18,124,000	18,304,000	180,000
Loss from operations	(15,971,000)	(17,135,000)	1,164,000
Gain on dissolution of GBO	—	693,000	(693,000)
Change in fair value of warrant liability	80,000	1,454,000	(1,374,000)
Other income (expense), net	135,000	229,000	(94,000)
Net loss	$(15,756,000)	$(14,759,000)	$(997,000)

Revenues

Revenues increased by $1.0 million, or 84%, for the nine months ended September 30, 2019 when compared to the same period in 2018 primarily as a result of revenue recognized from the HanX rigosertib license agreement in the 2019 period, partially offset by the revenue recognized from the HanX ON123300 in the 2018 period.

General and administrative expenses

General and administrative expenses increased by $1.0 million, or 17%, to $6.6 million for the nine months ended September 30, 2019 from $5.7 million for the nine months ended September 30, 2018. The increase was attributable to severance and stock option vesting acceleration expenses of $1.6 million related to personnel reductions, partially offset by $0.2 million lower bonus accrual, and by $0.5 million lower investor relations and public relations expenses in the 2019 period.  These increases were partially offset by $0.1 million higher other general and administrative expenses.

Research and development expenses

Research and development expenses decreased by $1.1 million, or 9%, to $11.5 million for the nine months ended September 30, 2019 from $12.6 million for the nine months ended September 30, 2018. This decrease was caused primarily by $0.8 million lower expenses on the 09-08 combination study and consulting partially offset by $0.2 million higher expenses on the INSPIRE study in the 2019 period. These decreases were also a result of $0.5 million lower bonus accrual in the 2019 period.

Gain on dissolution of GBO

There was a one-time gain on dissolution of our GBO preclinical collaboration in the 2018 period.

Change in fair value of warrant liability

The fair value of the warrant liability decreased $0.1 million for the nine months ended September 30, 2019, compared to a decrease of $1.5 million for the nine months ended September 30, 2018. This change was caused by less of a decrease in the fair market value of the warrants issued in our rights offering in 2016 during the 2019 period as compared to the 2018 period.

Other income (expense), net

Other income (expense), net, was $135,000 for the nine months ended September 30, 2019, compared to $229,000 for the nine months ended September 30, 2018.  The decrease of $0.1 million was caused by lower interest income on lower cash balance in the 2019 period.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $15.8 million and $14.8 million for the nine months ended September 30, 2019 and 2018, respectively.  Our operating activities used $15.5 million and $17.3 million of net cash during the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, we had an accumulated deficit of $397.7 million, a working capital deficit of $2.4 million, and cash and cash equivalents of $4.8 million. We believe that our cash and cash equivalents of $4.8 million, at September 30, 2019, will be sufficient to fund our operations and ongoing trials late into the fourth quarter of 2019.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(15,471,000)	$(17,287,000)
Investing activities	(56,000)	—
Financing activities	3,393,000	35,657,000
Effect of foreign currency translation	(15,000)	(10,000)
Net (decrease) increase in cash and cash equivalents	$(12,149,000)	$18,360,000

Net cash used in operating activities

Net cash used in operating activities was $15.5 million for the nine months ended September 30, 2019 and consisted primarily of a net loss of $15.8 million, including a decrease in fair value of warrant liability of $0.1 million, and $1.0 million of both noncash stock-based compensation and depreciation expense. Changes in operating assets and liabilities resulted in a net decrease in cash of $0.6 million. Significant changes in operating assets and liabilities included an increase in prepaid expenses and other current assets of $0.2 million, a decrease in accounts payable and accrued liabilities of $0.2 million due to timing of invoices and payments to our vendors, and a decrease in deferred revenue of $0.2 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

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

Net cash used in investing activities

Net cash used in investing activities during the nine months ended September 30, 2019 consisted of purchases of fixed assets.  There was no cash used in investing activities during the nine months ended September 30, 2018.

Net cash provided by financing activities

Net cash provided by financing activities was $3.4 million and $35.7 million for the nine months ended September 30, 2019 and 2018, respectively.  These were the result of proceeds received from the sales of common stock and warrants and the exercise of warrants in both periods. The 2019 period also included $0.4 million related to the issuance of stock in connection with the HanX rigosertib license transaction

Operating and Capital Expenditure Requirements

We believe that our cash and cash equivalents of $4.8 million, at September 30, 2019, will be sufficient to fund our operations and ongoing trials late into the fourth quarter of 2019. On October 29, 2019, we filed a registration statement on Form S-1 to register $13.8 million of common stock and warrants. We are exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources. If we are unable to obtain additional funding, we may not be able to continue as a going concern and may be forced to curtail all of our activities and, ultimately, potentially cease operations. If we are unable to raise sufficient additional funding, we will not have sufficient cash flows and liquidity to fund our planned business operations, and may be forced to limit many, if not all, of our programs and consider other means of creating value for our stockholders, such as licensing to others the development and commercialization of products that we consider valuable and would otherwise likely develop ourselves. Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are required to meet certain qualitative and financial tests to maintain the listing of our securities on The Nasdaq Capital Market.  As previously reported in a Current Report on Form 8-K filed with the Securities and exchange Commission on May 24, 2019, we were notified on May 21, 2019 by Nasdaq that we were not in compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b) for continued listing on The Nasdaq Capital Market because our stockholders’ deficit of approximately $1.5 million, as reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2019, is below the required minimum stockholders’ equity of $2.5 million, and as of the date of the notification, we did not meet the alternatives of market value of listed securities or net income from continuing operations. In accordance with Nasdaq Listing Rules, the Company had 45 calendar days, or until July 5, 2019, to submit a plan to regain compliance.

In order to maintain its listing, we submitted a plan of compliance addressing how we intended to regain compliance with Nasdaq Listing Rule 5550(b) within 180 days of notification, or by November 18, 2019, which was accepted by Nasdaq on July 26, 2019. If we do not regain compliance by November 18, 2019, or if we fail to satisfy another Nasdaq requirement for continued listing, Nasdaq staff could provide notice that our Common Stock will become subject to delisting. In such event, Nasdaq rules permit us to appeal any delisting determination to a Nasdaq Hearings Panel. No assurance can be given that the proceeds of this offering will enable us to achieve the minimum stockholders’ equity requirement and there can be no guarantee that we will be able to maintain our Nasdaq listing.

If we cease to be eligible to trade on Nasdaq:

•   We may have to pursue trading on a less recognized or accepted market, such as the OTC Bulletin Board or the “pink sheets.”

•   Shares of our common stock could be less liquid and marketable, thereby reducing the ability of stockholders to purchase or sell our shares as quickly and as inexpensively as they have done historically.  If our stock is traded as a “penny stock,” transactions in our stock would be more difficult and cumbersome.

•   We may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock.  This may also cause the market price of our common stock to decline.

If we are unable to comply with the minimum bid price continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect the common stock’s market price and liquidity and reduce our ability to raise capital.

Nasdaq Listing Rule 5550(a) (2) requires that companies listed on the Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. Since October 22, 2019, the Company’s stock price has closed below $1.00 per share. If the Company’s shares close below $1.00 per share for 30 consecutive trading days, which would be December 10, 2019, the Company would not be in compliance with Nasdaq Listing Rule 5550(a) (2). As provided in the NASDAQ rules, we would expect to receive a letter from NASDAQ notifying us of our noncompliance with the minimum bid price requirement.

Under Nasdaq Listing Rule 5810(c)(3)(A), the Company would have a 180 calendar day grace period, or until June 9, 2020, to regain compliance by meeting the continued listing standard. The continued listing standard will be met if the Company’s common stock has a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180 calendar day grace period.

If the Company is not in compliance by June 9, 2020, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, the Company would be required to notify Nasdaq of its intention to cure the minimum bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

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

As noted in the prior risk factor, if we cease to be eligible to trade on Nasdaq:

•   We may have to pursue trading on a less recognized or accepted market, such as the OTC Bulletin Board or the “pink sheets.”

•   Shares of our common stock could be less liquid and marketable, thereby reducing the ability of stockholders to purchase or sell our shares as quickly and as inexpensively as they have done historically.  If our stock is traded as a “penny stock,” transactions in our stock would be more difficult and cumbersome.

•   We may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock.  This may also cause the market price of our common stock to decline.

We need to obtain additional funding to continue as a going concern; if we are unable to meet our needs for additional funding in the future, we will be required to limit, scale back or cease operations.

Our consolidated financial statements for the year ended December 31, 2018 have been prepared assuming we will continue to operate as a going concern. However, due to our ongoing operating losses and our accumulated deficit, in their opinion on our audited financial statements for our fiscal year ended December 31, 2018, our auditors indicated that there is substantial doubt about our ability to continue as a going concern. Our unaudited financial statements as of September 30, 2019 have been prepared assuming we will continue to operate as a going concern. Our cash balance at September 30, 2019 was $4.8 million. On October 29, 2019, the Company filed a registration statement on Form S-1 to register and offer for sale $13.8 million of common stock and warrants. There is no assurance that this offering will be successful. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to successfully raise sufficient additional capital, through future financings or through strategic and collaborative arrangements. If we are unable to obtain additional funding, we may not be able to continue as a going concern.

We do not have the funding resources necessary to carry out all of our proposed operating activities, including our INSPIRE trial. We will need to obtain additional financing in the future in order to fully fund rigosertib or any other product candidates through the regulatory approval process. Accordingly, we may delay or pause our planned clinical trials, including our INSPIRE trial, until we secure adequate additional funding. If we seek to proceed with a clinical trial without additional funding, we may receive questions or comments from the FDA, fail to obtain IRB approval, or find it more difficult to enroll patients in the trial. We have scaled down our operations in order to reduce spending on general and administrative functions, research and development, and other clinical trials, but by themselves, those measures may not be sufficient to address our funding needs. . If we do not raise additional capital, our current cash will fund operations and ongoing trials only until late into the fourth quarter of 2019.

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

•                  ongoing general and administrative expenses related to our reporting obligations under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”);

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

•                  compliance with Nasdaq’s continued listing requirements;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

4.1	Form of Amendment to Warrant, dated as of September 23, 2019

4.2	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current report on Form 8-K filed on September 25, 2019)

10.1

Form of Securities Purchase Agreement, dated as of September 23, 2019, by and among Onconova Therapeutics, Inc. and the Purchasers named therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K filed on September 25, 2019)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.1	Section 1350 Certifications of Principal Executive Officer
32.2	Section 1350 Certifications of Principal Financial Officer

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

EXHIBIT INDEX

Exhibit Number	Description

4.1	Form of Amendment to Warrant, dated as of September 23, 2019

4.2	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current report on Form 8-K filed on September 25, 2019)

10.1

Form of Securities Purchase Agreement, dated as of September 23, 2019, by and among Onconova Therapeutics, Inc. and the Purchasers named therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K filed on September 25, 2019)

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

Dated: November 12, 2019

/s/ STEVEN M. FRUCMTMAN, M. D.
Steven M. Fruchtman, M.D.
President and Chief Executive Officer
(Principal Executive and Principal Operating Officer)

Dated: November 12, 2019

/s/ MARK GUERIN
Mark Guerin
Chief Financial Officer
(Principal Financial Officer)