Form 10-K
period 2019-12-31
Onconova Therapeutics, Inc.
filed 2020-03-27
CIK 1130598

Use these links to rapidly review the document

ONCONOVA THERAPEUTICS, INC. AND SUBSIDIARIES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

         As of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $16.3 million, based on the last reported sale price of the registrant's common stock on the Nasdaq Capital Market.

         There were 167,256,070 shares of Common Stock outstanding as of March 1, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the registrant's 2020 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this annual report on Form 10-K are incorporated by reference into Part III of this annual report on Form 10-K.

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

        You should also read carefully the factors described in the "Risk Factors" section of this Annual Report and elsewhere to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this report and you should not place undue reliance on any forward-looking statements. These factors include, without limitations, the risks related to:

  •
  our need for additional financing for our rigosertib trials and other operations, and our ability to obtain sufficient funds on acceptable terms when needed, and our plans and future needs to scale back operations if adequate financing is not obtained;

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

PART I

ITEM 1.    BUSINESS

Overview

        Onconova Therapeutics, Inc., sometimes referred to as "we" or the "Company," is a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule product candidates primarily to treat cancer. We have proprietary targeted agents designed to work against cellular pathways important to cancer cells. We believe that the product candidates in our pipeline have the potential to be efficacious in a variety of cancers. We have one Phase 3 clinical-stage product candidate and two other clinical-stage product candidates (one of which has been studied for treatment of acute radiation syndromes) and preclinical programs. Substantially all of our current effort is focused on our lead product candidate, rigosertib. Rigosertib has been tested in an intravenous formulation as a single agent for patients with higher-risk myelodysplastic syndromes ("MDS"), and an oral formulation as a single agent in lower risk MDS or in combination with azacitidine for patients with higher-risk MDS.

        In December 2015, we enrolled the first patient into our INSPIRE trial, a randomized controlled Phase 3 clinical trial of intravenous rigosertib ("rigosertib IV") in a population of patients with higher-risk MDS after failure of hypomethylating agent ("HMA") therapy. The primary endpoint of INSPIRE is improvement in overall survival. An interim analysis of the trial was performed in January 2018. We completed enrollment of the required 360 randomized patients in March 2020. As of March 2020, more than 85% of the required death events have been reported. Based on survival events and trends to date, we anticipate reporting topline survival data in the second half of 2020, following at least 288 confirmed death events.

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

Our Product Candidates

Rigosertib

        Rigosertib is a small molecule which we believe, as reported in the journal Cell (Athuluri-Divakar et al., 2016, Cell 165, 643—655), blocks cellular signaling by targeting RAS effector pathways. This is believed to be mediated by the interaction of rigosertib to the RAS-binding domain ("RBD"), found in many RAS effector proteins, including the Raf and PI3K kinases. This mechanism of action potentially provides a new approach to block the interactions between RAS and its targets containing RBD sites. Rigosertib is currently being tested in clinical trials as a single agent, and continues to be evaluated in combination with azacitidine, in patients with MDS. We have enrolled more than 1,300 patients in rigosertib clinical trials for MDS and other conditions. We are party to a collaboration agreement with SymBio, which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. We are also party to several license agreements which grant certain rights to commercialize rigosertib in other countries: Pint Pharma International SA ("Pint") for certain countries in Latin America, Knight Therapeutics, Inc. ("Knight") for Canada and Specialised Therapeutics Asia Pte. Ltd. ("STA") for Australia and New Zealand. We have retained development and commercialization rights to rigosertib in the rest of the world, including in the United States and Europe, although we could consider licensing commercialization rights to other territories as we continue to seek additional funding.

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

        Enrollment for the INSPIRE Phase 3 trial for second-line higher-risk MDS patients is highly selective with stringent entry criteria as outlined above. The INSPIRE study currently has more than 150 trial sites open, including sites open in Japan by our partner, SymBio Pharmaceuticals. The selection of countries and trial sites was carefully undertaken to ensure availability of appropriate patients meeting eligibility criteria. Since these criteria are purposely designed to be narrow and selective, extensive site screening and education is integral to our plan.

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

        After review of the interim data, in January 2018 the Independent Data Monitoring Committee ("DMC") recommended continuation of the trial with a one-time expansion in enrollment, using a pre-planned sample size re-estimation, consistent with the SAP. As recommended by the DMC, the expanded INSPIRE study will continue to enroll eligible patients based on the current trial criteria of the overall ITT population and will increase enrollment by adding 135 patients to the original target to reach a total expected enrollment of 360 patients, with the aim of increasing the power of the trial. The targeted number of death events required for analyzing the results of the trial was increased from 176 to 288 events. Due to the adaptive trial design and the DMC's assessment of the interim data, the INSPIRE trial will continue to sequentially analyze the ITT and the VHR population for the primary endpoint of overall survival. The design of the trial with the expanded study enrollment is identical to the initial study design and includes the sequential analysis of the overall survival endpoint in the ITT population and if required the pre-specified VHR subgroup. The Company remains blinded to the interim analysis results. Following the interim analysis, we expanded the INSPIRE Phase 3 trial to new sites in previously participating countries and into new geographical regions. We completed enrollment of the required 360 randomized patients in March 2020. As of March 2020, more than 85% of the required death events have been reported. Based on survival events and trends to date, we anticipate reporting topline survival data in the second half of 2020, following at least 288 confirmed death events, and presenting the full results at a medical meeting later in 2020.

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

Rigosertib oral in combination with azacitidine for higher-risk MDS

        We are developing rigosertib oral for use in combination with IV azacitidine prior to treatment with HMA therapy for higher risk MDS. We presented updated information regarding our Phase 2 trial with an abstract and oral presentation at the ASH Annual Meeting in December 2019. In December 2018, at the American Society of Hematology (ASH) Annual Meeting and in June 2019, at the Congress of the European Hematology Association Meeting (EHA), we presented results from a Phase 1/2, multi-institutional trial of data from the initial portion of an ongoing rigosertib oral and azacitidine combination trial in higher-risk MDS. 55 of 74 HR-MDS patients enrolled and treated with > 840 mg/day oral rigosertib were evaluable for response at the time of the analysis. An Overall Response Rate (ORR) of 90% and Complete Remission (CR) rate (primary endpoint) of 34% was reported in this multi-institutional Phase 1/2 study in HMA naïve patients. HMA naïve patients are patients that had not previously received either azacitidine or decitabine. Such patients were not necessarily treatment naïve patents in that they may have received other therapies used for MDS. An ORR of 54% and CR/Partial Response (PR) of 8% in HMA failed patients was also reported.

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

        The median duration of response for patients with HMA naïve MDS was 12.2 months

        The median time to initial/best response for HMA naïve patients, was 1 cycle and 4 cycles, respectively

        The median duration of response for the HMA failed patients was 10.8 months

        The median time to initial/best response for patients with HMA failure MDS, was 2 cycles and 5 cycles of treatment, respectively

Safety/Tolerability of the Combination:

        Based upon safety results from a comprehensive analysis of patients receiving oral rigosertib in combination with azacitidine that was presented during ASH in 2018, the combination of rigosertib oral (≥840 mg/day) and azacitidine was well tolerated. The most common TEAEs in ≥ 30% of patients with MDS/AML (n=74) receiving rigosertib oral and azacitidine were hematuria (45%), constipation (43%), diarrhea (42%), fatigue (42%), dysuria (38%) , pyrexia (36%), nausea (35%), neutropenia (31%) thrombocytopenia (30%) .fatigue (39%), diarrhea (37%), constipation (37%) and dysuria (28%).

The most common serious AEs were pneumonia (11%) and febrile neutropenia (7%). The most common AEs leading to discontinuation were AML (4%) and pneumonia (4%).

Next steps for rigosertib oral in combination with azacitidine for higher-risk MDS

        In September 2019 we had a Type A meeting with the FDA to discuss the SPA and protocol development for the Company's pivotal Phase 3 Trial for the combination of oral rigosertib and azacitidine in HMA naïve higher risk MDS. The FDA recommended that, if we plan to further study the combination of oral rigosertib in combination with azacitidine, we next conduct a dose-ranging study with an azacitidine control arm in order to identify an appropriate dose and to determine the contribution of rigosertib in the combination. We continue to evaluate the FDA's comments and, expect to submit to the FDA a protocol for a dose-finding Phase 2/3 Study of the combination with a control arm of azacitidine. The Company does not plan to commence the new Phase 2/3 study until after completion of the INSPIRE trial and additional funding is received.

        In June 2017, at the Congress of the European Hematology Association Meeting, we updated the data from the Phase 1/2 trial and highlighted results in AML patients included in this study. Response data was presented on eight evaluable patients with AML who were tested with the rigosertib and azacitidine combination. For the eight evaluable patients with AML, the combination was well tolerated, and the safety profile was similar to single-agent azacitidine, based on safety information in the azacitidine FDA approved label. Based on the presented results of the combination studies, the authors concluded that continued study in AML was warranted. We do not currently plan to commence further development of rigosertib oral in combination with azacitidine for AML without additional financing.

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

Investigator Initiated Programs

        We are currently supporting investigator-initiated studies that are exploring the use of rigosertib for other cancers driven by mutated Ras genes, including a Phase 1 study of rigosertib in combination with a PD-1 inhibitor for patients with progressive K-Ras mutated non-small cell lung cancer. The investigator opened an Investigational New Drug application with the FDA. The trial also has received approval, is under IRB review and is expected to commence shortly as an investigator-initiated study. In August 2017, we started supporting an investigator-initiated study in myelofibrosis. This study was put on hold when the investigator left their institution.

Other Programs

  CDK 4/6 + ARK5 Inhibitor (ON123300)

        In December 2017, we entered into a license and collaboration agreement with HanX, a company focused on development of novel oncology products, for the further development, registration and commercialization in China of ON 123300. This compound has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. Under the terms of the agreement, we received an upfront payment, and will receive regulatory and commercial milestone payments, as well as royalties on Chinese sales. The key feature of the collaboration is that HanX provides all funding required for Chinese IND enabling studies performed for the Chinese Food and Drug Administration (Chinese FDA) IND approval. In the fourth quarter of 2019, HanX filed an IND with the Chinese FDA. The Chinese IND was approved in January 2020. We and HanX also intended for these studies to comply with the FDA standards. Accordingly, such studies may be used by us for an IND filing with the FDA. We plan to file a US IND related to 123300 after obtaining the required manufacturing data. The cGMP manufacturer for ON 123300 has been identified and qualified. It is anticipated that the cGMP API would be available in 4-6 months. Subsequently, the drug product will be manufactured with an anticipated filing of a US IND in Q4 of 2020. We maintain global rights outside of China.

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

        In a preclinical Rb+ve xenograft model for breast cancer, ON 123300 activity was shown to be similar to palbociclib (Pfizer's Ibrance ®). Moreover, based on the same preclinical model, ON 123300 may have the potential advantage of reduced neutropenia when compared to palbociclib. Whereas both compounds resulted in decreased RBC and platelet counts in this preclinical model system, palbociclib was found to have a more prominent and statistically significant (P< 0.05) inhibitory effect on neutrophil counts when compared to ON 123300.

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

Research and Development

        Since commencing operations, we have dedicated a significant portion of our resources to the development of our clinical-stage product candidates, particularly rigosertib. We incurred research and development expenses of $15.5 million and $16.9 million during the years ended December 31, 2019 and 2018, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development.

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

        The upfront payment is being recognized ratably through December 2037, the expected term of the agreement. We recognize revenues related to the supply agreement with SymBio when control of the product is transferred to Symbio. Revenues related to the supply agreement were $55,000 and $61,000 for the fiscal years ended December 31, 2019 and 2018, respectively.

        SymBio has conducted phase 1 trials with IV and rigosertib oral in Japan at their own expense. Currently SymBio is participating in the INSPIRE trial by enrolling patients in Japan. For all rigosertib trials conducted by SymBio, we supply clinical trial supplies and provide other assistance as requested.

Pint International SA

        In March 2018, we entered into a License, Development and Commercialization Agreement (the "Pint License Agreement") with Pint International SA (which, together with its affiliate Pint Pharma GmbH, are collectively referred to as "Pint"). Under the terms of the Pint License Agreement, we granted Pint an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and commercialize any pharmaceutical product (the "Pint Licensed Product") containing rigosertib in all uses of rigosertib or the Product in humans in Latin America countries (the "Pint Territory," including Argentina, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Cuba, Dominican Republic, Ecuador, El Salvador, French Guiana, British Guiana, Suriname, Guatemala, Haiti, Honduras, Mexico, Nicaragua, Panama, Paraguay, Peru, Uruguay and Venezuela).

        Pint agreed to make an upfront equity investment and a subsequent equity investment in our common stock. In addition, we could receive up to $41.5 million in additional regulatory, development and sales-based milestone payments as well as tiered, double digit royalties based on net aggregate net sales in the Pint Territory. Pint and the Company have also agreed to enter into a supply agreement providing for Pint purchasing rigosertib and the Pint Licensed Product from the Company within 90 days of the FDA approval of an a New Drug Application ("NDA") for the Pint Licensed Product.

        Under the terms of the Pint Securities Purchase Agreement, Pint agreed to make an upfront equity investment in the Company at a specified premium to the Company's share price. Pursuant to the Pint Securities Purchase Agreement, closing of the upfront equity investment occurred on April 4,

2018 and Pint purchased 54,463 shares of common stock for $1,250,000. The total amount of the premium was $319,000 and this amount was allocated to the license.

        Pint may terminate the Pint License Agreement in whole (but not in part) at any time upon 45 days' prior written notice. The Pint License Agreement also contains customary provisions for termination by either party in the event of breach of the Pint License Agreement by the other party, subject to a cure period, or bankruptcy of the other party.

Knight Therapeutics, Inc.

        In November 2019, we entered into a Distribution, License and Supply Agreement (the "Knight License Agreement") with Knight Therapeutics Inc. ("Knight"). Under the terms of the License Agreement, we granted Knight (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and manufacture any product (the "Knight Licensed Product") containing rigosertib for Canada (and Israel should Knight exercise its option) (the "Knight Territory") and in human uses (the "Knight Licensed Field"), and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to commercialize the Knight Licensed Product in the Knight Territory and in the Knight Licensed Field.

        Knight has also agreed to obtain from us all of Knight's requirements of the Knight Licensed Products for the Knight Territory, and we have agreed to supply Knight with all of its requirements of the Knight Licensed Products. We may, at our discretion, use the services of a contract manufacturer to manufacture and package the Knight Licensed Products.

        In addition, we have granted Knight an exclusive right of first refusal with respect to all or any part of the Knight Territory, to store, market, promote, sell, offer for sale and/or distribute any ROFR Products. As used in the Knight License Agreement, "ROFR Products" means all products other than the Knight Licensed Product that are owned, licensed, or controlled by us as of the effective date of the Knight License Agreement and all improvements thereto.

        We are eligible to receive clinical, regulatory and sale-based milestone payments up to CAD 33.95 million. We are also eligible to receive tiered double-digit royalties based on net sales in the Knight Territory.

        The License Agreement is for a term of 15 years from the launch on a country by country basis in the Territory and contains customary provisions for termination by either party in the event of breach of the License Agreement by the other party (subject to a cure period), bankruptcy of the other party, or challenges to the patents by any sublicensee or assignee.

Specialised Therapeutics Asia Pte. Ltd.

        In December 2019, we entered into a Distribution, License and Supply Agreement (the "STA License Agreement") with Specialised Therapeutics Asia Pte. Ltd. ("STA"). Under the terms of the License Agreement, we granted STA (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and manufacture any product (the "STA Licensed Product") containing rigosertib for Australia and New Zealand (the "STA Territory") and in human uses (the "STA Licensed Field"), and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to commercialize the STA Licensed Product in the STA Territory and in the STA Licensed Field.

        STA has also agreed to obtain from us all of its requirements of the STA Licensed Products for the STA Territory, and we have agreed to supply STA with all of its requirements of the STA Licensed Products. We may, at our discretion, use the services of a contract manufacturer to manufacture and package the STA Licensed Products.

        We may be entitled to receive clinical, regulatory and sale-based milestone payments up to $30.55 million. We may also be entitled to receive tiered double-digit royalties based on net sales in the Territory.

        The STA License Agreement is for a term of 15 years from the launch on a country by country basis in the STA Territory and contains customary provisions for termination by either party in the event of breach of the STA License Agreement by the other party (subject to a cure period), bankruptcy of the other party, or challenges to the patents by any sublicensee or assignee.

HanX Biopharmaceuticals, Inc. (terminated rigosertib agreement)

        In May 2019, we entered into a License and Collaboration Agreement (the "HanX License Agreement") with HanX Biopharmaceuticals, Inc. ("HanX"). Under the terms of the HanX License Agreement, we granted HanX an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and commercialize any pharmaceutical product (the "HanX Licensed Product") containing rigosertib in all uses of rigosertib or the HanX Licensed Product in humans therapeutics uses in the People's Republic of China, Hong Kong, Macau and Taiwan (the "HanX Territory"). In connection with the HanX License Agreement, we also entered into a Securities Purchase Agreement with each of HanX and Abundant New Investments Ltd. ("Abundant"), an affiliate of HanX (each, a "Securities Purchase Agreement" and together, the "HanX Securities Purchase Agreements").

        HanX did not fulfill its obligations under the HanX License Agreement and effective January 16, 2020, in accordance with the terms of the HanX License Agreement, the HanX License Agreement was deemed to be void ab initio. Upon this termination, the rights to HanX Licensed Product in the HanX Territory reverted to us in accordance with the terms of the HanX License Agreement.

        In addition, the HanX Securities Purchase Agreements terminated automatically effective January 16, 2020 upon the termination of the HanX License Agreement in accordance with the HanX Securities Purchase Agreements.

Preclinical Collaboration

HanX Biopharmaceuticals, Inc. (ON 123300 Agreement)

        In December 2017, we entered into a license and collaboration agreement with HanX Biopharmaceuticals, Inc. ("HanX"), a company focused on development of novel oncology products, for the further development, registration and commercialization in Greater China of ON 123300. ON 123300 is a preclinical compound which we believe has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. Under the terms of the agreement, we received an upfront payment, and will receive regulatory and commercial milestone payments, as well as royalties on Chinese sales. The key feature of the collaboration is that HanX provides all funding required for Chinese IND enabling studies performed for Chinese Food and Drug Administration IND approval. The Chinese IND was approved in January 2020. We and HanX also intended for these studies to comply with the FDA standards. Accordingly, such studies may be used by us for an IND filing with the FDA. We plan to file a US IND related to 123300 after obtaining the required manufacturing data. The cGMP manufacturer for ON 123300 has been identified and qualified. It is anticipated that the cGMP API would be available in 4-6 months. Subsequently, the drug product will be manufactured with an anticipated filing of an IND in Q4 of 2020. We maintain global rights outside of China.

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

Rigosertib Patents

        As of March 2020, we owned or exclusively licensed issued patents and pending patent applications covering composition-of-matter, process, formulation and various indications for method-of-use for rigosertib filed worldwide, including in the United States. The U.S. composition-of-matter patent for rigosertib, which we in-licensed pursuant to the license agreement with Temple, currently expires in 2026. The U.S. method of treatment patent for rigosertib, which we also in-licensed from Temple, expires in 2025. A patent covering the use of rigosertib in combination with anticancer agents including azacitidine is issued and will expire in 2028. The novel formulation patent for rigosertib expires in 2037. Patent term extensions may be available, depending on various provisions in the law.

Briciclib Patents

        As of March 2020, we owned or exclusively licensed issued patents and pending patent application covering composition-of-matter, process, formulation and various indications for method-of-use for briciclib filed worldwide, including in the United States. The U.S. composition-of-matter patent for briciclib expires in 2025.

Recilisib Patents

        As of March 2020, we owned or exclusively licensed issued patents covering composition of matter, formulation and various indications for method-of-use for recilisib filed worldwide, including patents in the United States. The U.S. composition-of-matter patent for recilisib expires in 2020, the method of treatment patent expires in 2022 and the U.S. formulation patent expires in 2031.

ON123300 Patents

        As of March 2020, we owned or exclusively licensed issued patents and pending patent applications covering composition of matter, formulation and various indications for method-of-use for ON123300 filed worldwide, including in the United States. The U.S. composition-of-matter patent for ON123300 expires in 2031.

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

Myelodysplastic Syndromes

        There are several ongoing clinical trials aimed at expanding the use of approved chemotherapeutic and immunomodulatory agents in higher-risk MDS, as well as several new clinical programs testing novel technologies in this area. Companies competing in this space include Eisai Inc. (decitabine), Celgene Corporation (azacitidine in combination with lenalidomide, Cell Therapeutics, Inc. (tosedostat in combination with decitabine or cytarabine), Cyclacel Pharmaceuticals, Inc. (sapacitabine), Astex/Otsuka (guadecitabine) and Agios Pharmaceuticals, Inc. (enasidenib and ivosidenib), Bristol-Myers Squibb (nivolumab) and Novartis (MBG453). In the lower-risk MDS market, we face competition from a number of companies in mid-stage and late-stage clinical trials, such as Celgene Corporation (lenalidomide), Array BioPharma Inc (ARRY-614), and Acceleron Pharma (sotatercept and luspatercept).

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

        We are working with CMOs to produce the rigosertib active pharmaceutical ingredient, which we believe will enable us to launch and commercialize rigosertib IV if and when marketing approval is obtained. Additional CMOs produce rigosertib IV and rigosertib oral drug product for use in our clinical trials. We believe that the manufacturing processes for the active pharmaceutical ingredient and finished drug products for rigosertib are being developed to adequately support future development and commercial demands. When manufacturing challenges occur, they are thoroughly reviewed and, as may be required, reported to health authorities to determine whether the product can be used for clinical trials.

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

  •
  Phase 3.    Phase 3 clinical trials are controlled clinical trials conducted in an expanded patient population at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the investigational product has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the product, and to provide an adequate basis for product approval. Phase 3 clinical trials usually involve several hundred to several thousand participants. In most cases, the FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial may be sufficient in rare instances where the study is a large multicenter adequate and well-controlled trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, severe or irreversible morbidity, or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible. Certain study designs may lend themselves more to such reliance. In certain circumstances the FDA may also approve a product based on one adequate and well-controlled clinical investigation along with confirmatory evidence that is sufficient to establish product efficacy. FDA considers a number of factors when deciding whether such reliance is appropriate, such as the persuasiveness of the study, the robustness of the confirmatory evidence, the seriousness of the disease, whether there is an unmet medical need, the size of the patient population, and whether it is ethical and practicable to conduct more than one study. However, even if a study meets these criteria, a single study may not be sufficient if there is a possibility of an incorrect outcome. All available data must further be examined for their potential to either support or undercut reliance on a single trial.

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

        In most cases, the NDA must be accompanied by a substantial user fee; there may be some instances in which the user fee is waived. The FDA will initially review the NDA for completeness before it accepts the NDA for filing. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. After the NDA submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. For new molecular entities, or NMEs, FDA has the goal of completing its review within ten months of the application's acceptance for filing. This, however, is just a goal, and the review time may take longer. For instance, the FDA can extend this review by three months to consider certain late-submitted information or information intended to clarify information already provided in the submission. The FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. For drugs for which no active ingredient (including any ester or salt of active ingredients) has previously been approved by the FDA, the FDA must refer the drug to an advisory committee or provide in an action letter, a summary of the reasons why the FDA did not refer the product candidate to an advisory committee. Product candidates may also be referred to advisory committees for other reasons. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Post-Approval Regulations

        After regulatory approval of a drug is obtained, a company is required to comply with a number of post-approval requirements. For example, as a condition of approval of an NDA, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product's safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the overall survival benefit of the drug. In addition, as a holder of an approved NDA, a company would be required to report adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of its products. Further, under the Drug Quality and Security Act, manufacturers have obligations concerning the tracking and tracing of drug products, as well as the investigation and reporting of suspect and illegitimate products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval to assure and preserve the long term stability of the drug product. Manufacturing facilities must be registered with FDA and marketed drug products must be listed. Sponsors are also subject to annual program fees, though there may be some exemptions. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural and substantive record keeping requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon a company and any third-party manufacturers that a company may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

        The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity has expired.

        Recently, Congress, the Administration, and administrative agencies have taken certain measures to increase drug competition and thus, decrease drug prices. By example, in 2019 FDA introduced a proposed rule and draft guidance to facilitate drug importation. Congress also passed a bill requiring sponsors of NDA approved products to provide sufficient quantities of drug product on commercially reasonable market based terms to entities developing generic and similar drug products. This bill also included provisions on shared and individual REMS for generic drug products.

  Exclusivity

        Upon NDA approval of a new chemical entity, or NCE, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA cannot receive any ANDA or a 505(b)(2) application for the same active moiety. Certain changes to a drug, such as the addition of a new indication to the package insert, may be associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA for a generic drug or a 505(b)(2) application that includes the change, if the applicant conducted clinical trials essential to the approval of the application, which are not bioavailability or bioequivalence studies. Such exclusivity in the EU under a broadly equivalent regime is ten years.

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

Europe and Other International Government Regulation

        In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Some countries outside of the United States have a similar process that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical trials. In Europe, for example, a CTA must be submitted to each country's national health authority and an independent ethics committee (IEC), much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country's requirements, clinical trial development may proceed. When the Clinical Trials Regulation (EC) 536/2014 comes into force, it will be possible to make a single application for a cross-border trial within the EU through an EU clinical trial portal. In the light of the pending departure of the United Kingdom ("UK") from the EU, however, it is unlikely that trials in the UK will be approved through the portal and a separate application will need to be made to the UK Medicines and Helathcare products Regulatory Agency. Additionally, in the EU there is an increasing move to transparency of trial summary reports and the above Clinical Trial Regulation will include a publicly accessible database of data and information submitted in accordance with this regulation. Companies' submitting data will need to justify why it should be kept confidential.

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

Expanded Access

        Under certain circumstances, regulators may permit unapproved drugs to be used by patients outside of clinical trials. In the U.S., with FDA approval, manufacturers may provide investigational drugs to patients with serious or immediately life threatening diseases for which there are no comparable or satisfactory alternative therapies. To qualify for U.S. expanded access, the potential benefit must justify the potential risks and the potential risks must not be unreasonable. Providing the investigational drug must also not interfere with product development. There are additional qualifying criteria depending on the number of patients in the expanded access program, and the expanded access sponsor and investigator must comply with FDA's regulations. U.S. law also permits treatment access to certain investigational drugs under the federal Right to Try law, which permits manufacturers to provide investigational drugs to patients with a life-threatening disease or condition, who have exhausted all approved treatment options, who cannot participate in a clinical trial of the drug, and who provides informed consent. Certain reports must be submitted to FDA under the federal Right to Try. There are also state level Right to Try statutes.

        In the European Union, early access programs are authorized by EU legislation and, through national laws, EU member states have implemented regulatory requirements related to these programs. National competent authorities may authorize early access program use. In both the EU and U.S. unapproved drug products may not be promoted or marketed.

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

        In the United States, Orphan Drug Designation entitles a party to financial incentives, such as opportunities for grant funding towards clinical trial costs for certain kinds of studies, tax credits for certain research and user fee waivers under certain circumstances. Under the 21st Century Cures Act, Congress expanded the potential opportunities for grant funding to include additional kinds of studies. The 2017 Tax Cuts and Jobs Act, however, reduced the available tax credits for orphan products. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to seven years of market exclusivity, which means the FDA may not approve any other application for the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

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

        There have also been changes to Medicare and Medicaid regulations applicable to pharmaceutical manufacturers. For example, in 2016, CMS finalized a comprehensive rule implementing Affordable Care Act changes to the Medicaid Drug Rebate Program.

        In addition, other legislative changes have been adopted since the Affordable Care Act was enacted. For example, under the Budget Control Act of 2011, providers are subject to Medicare payment reductions of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. Such new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. The Bipartisan Budget Act of 2018, effective January 1, 2019, increased manufacturer liability for Medicare Part D covered prescriptions in the period of the coverage gap from 50 percent to 70 percent. The Affordable Care Act was amended by the Tax Cuts and Jobs Act of 2017 to repeal the individual penalty for not purchasing health insurance, and it may be further repealed and replaced by Congress. Changes in the law may result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business.

Pricing, Coverage and Reimbursement

        The government is increasingly focused on measures to contain program costs for prescription drugs. Specifically, there have been recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, penalize companies that do not agree to cap prices paid for certain drugs, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In October 2018, CMS issued an advance notice of proposed rulemaking paving the way for a proposed rule that would significantly reduce the price of drugs paid by Medicare Part B by basing reimbursement on the average prices among other industrialized countries. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. Various state health care programs similarly require reporting of drug pricing information that is used as the basis for their reimbursement of pharmacies and other health care providers. States, such as California, have also enacted transparency laws that require manufacturers to report price increases and related information, and cap price increases. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations.

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

        In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by HITECH, and its implementing regulations, imposes requirements relating to the privacy, security and transmission of certain individually identifiable health information, known as protected health information. Among other things, HITECH makes HIPAA's security and certain privacy standards directly applicable to "business associates"—persons or organizations, other than a member of a covered entity's workforce, that creates, receives, maintains, or transmits protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. HITECH also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions. In addition, state laws, such as the California Consumer Privacy Act, govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts. In addition more onerous foreign data privacy provisions may apply. For instance the EU General Data Protection Regulation imposes stricter rules on the processing of personal data than apply in the USA and its provisions exclude the export of data relating to identifiable individuals to most countries, including the US, unless certain safeguards are in place.

        In the United States, our activities are potentially subject to additional regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of HHS (e.g., the Office of Inspector General), the DOJ and individual U.S. Attorney offices within the DOJ, and state and local governments. If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 as well as the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, or the OBRA, and the Veterans Health Care Act of 1992, each as amended. Among other things, the OBRA requires drug manufacturers to calculate and report complex pricing metrics and to pay rebates on prescription drugs to state Medicaid programs and empowers states to negotiate supplemental rebates on pharmaceutical prices, which may result in prices for our future products that will likely be lower than the prices we might otherwise obtain. OBRA provides for the payment of Medicaid inflation penalties, and recent legislative proposals have called for removal of caps limiting the magnitude of these penalties and the implementation of new inflation penalties applicable to the Medicare program. Under the Veterans Health Care Act, or VHCA, drug companies are required to offer "covered drugs" (including all drugs approved under an NDA at a reduced price to four federal agencies including the U.S. Department of Veterans Affairs and DoD, the Public Health Service and some private Public Health Service designated entities in order to participate in other federal funding programs including Medicaid. Legislation subsequent to the VHCA have required that these discounted prices also be offered for specified DoD purchases for its TRICARE program via a rebate system. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulation.

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

Employees

        As of December 31, 2019, we had 19 employees, 17 of which were full-time employees.

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

  •
  disagreement concerning the quality and/or reliability of our study and/or chemistry, manufacturing, and control data;

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

        The FDA or a comparable foreign regulatory authority may require more information, including additional preclinical or clinical data and or additional chemistry, manufacturing, and control information and/or modifications to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program altogether. For instance, for IV rigosertib for second-line higher-risk MDS patients following failure of HMA therapy, we currently plan to seek NDA approval based on the INSPIRE trial, with supporting data from the ONTIME trial, which did not meet its primary efficacy endpoint. We may also seek approval for other indications and/or product candidates based on a single Phase 3 study. In most cases, the FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial may be sufficient in rare instances where the study is a large multicenter adequate and well-controlled trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, severe or irreversible morbidity, or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible. Certain study designs may lend themselves more to such reliance. In certain circumstances FDA may also approve a product based on one adequate and well-controlled clinical investigation along with confirmatory evidence that is sufficient to establish product efficacy. FDA considers a number of factors when deciding whether such reliance is appropriate, such as the persuasiveness of the study, the robustness of the confirmatory evidence, the seriousness of the disease, whether there is an unmet medical need, the size of the patient population, and whether it is ethical and practicable to conduct more than one study. The FDA or comparable foreign regulatory authorities may find that our studies do not meet this standard, and, in such a case, would require another Phase 3 study to support an NDA or foreign equivalents. Even if we do obtain regulatory approval, our product candidates may be approved for fewer or more limited indications than we request, approval contingent on the performance of costly post-marketing clinical trials, or approval with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, the FDA may require the establishment of Risk Evaluation Mitigation Strategies, or REMS, or a comparable foreign regulatory authority may require the establishment of a similar strategy, that may restrict distribution of our products and impose burdensome implementation requirements on us. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

        Moreover, even if we ultimately receive marketing approval for a product for which we have received orphan designation and associated periods of orphan exclusivity, that exclusivity may not effectively protect the product from competition. Orphan drug exclusivity may be lost for the same reasons orphan designation may be lost or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Further, orphan exclusivity would only provide limited protections to our product candidates as orphan exclusivity only protects the product from competition from another product with the same principal molecular features for the same indication. Different products can be approved for the same condition or a product with the same molecular features may be able to receive approval for a different indication. Further, even after an orphan product is approved, the FDA can subsequently approve a product containing the same principal molecular features for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer or more effective or makes a major contribution to patient care.

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

        We additionally may not receive any anticipated periods of marketing exclusivity if our product candidates are approved. Even if we receive exclusivity periods, they may not adequately protect our product candidates from competition. For instance, three and five year exclusivity would not prevent other companies from submitting full NDAs. Three year exclusivity would only protect the modifications that are the subject of our marketing applications. Further, a 505(b)(2) applicant could rely on a reference listed drug that is not one of our product candidates, or published literature, in which case any periods of patent or non-patent protection may not prevent FDA making an approval effective. Competition that our products may face from generic or similar versions of our products could materially and adversely impact our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates. Similar issues would arise in the EU and elsewhere. Within Europe, the exclusivity period is generally 10 years from the product first being authorised in the EU.

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

        The regulations that govern, among other things, marketing approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain marketing approval. The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, or the Affordable Care Act, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms, any of which could negatively impact our business. The Tax Cuts and Jobs Act of 2017 repealed, effective January 1, 2019, the individual mandate to purchase health insurance, and other provisions of the Affordable Care Act. Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated "Cadillac" tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. In the future other provisions of the Affordable Care Act may be repealed and/or replaced. The constitutionality of the Affordable Care Act is also under review by the Supreme Court. Regardless, the downward pressure on pharmaceutical and medical device pricing, especially under the Medicare program is likely to continue, and may also increase our regulatory burdens and operating costs.

        In addition, other legislative and regulatory changes have been proposed and adopted since passage of the Affordable Care Act. For example, under the Budget Control Act of 2011, providers are subject to Medicare payment reductions of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. The Bipartisan Budget Act of 2018 amended the Affordable Care Act, effective January 1, 2019, to increase the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50 percent to 70 percent and to close the coverage gap in most Medicare drug plans. If we ever obtain regulatory approval and successfully commercialize our product candidates, these new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

        Further, there has been an increased focus in the United States on pharmaceutical pricing, resulting in recent Congressional inquiries and proposed or enacted legislation intended to bring transparency to, and reduce, drug pricing and alter methodologies for reimbursement under government programs. At the federal level, the President's FY21 budget proposal anticipates a $135 billion reduction in costs arising from bipartisan efforts to reduce drug pricing, and expresses support for legislative efforts to increase competition, reduce drug prices, and lower out-of-pocket costs for patients, including through increased access to lower-cost generic and biosimilar drugs. The administration also has implemented new regulations intended to reduce drug prices. For example, effective January 1, 2020, CMS's May 2019 final rule allows Medicare Advantage Plans the option of using step therapy for Part B drugs. States have also enacted laws requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, cap price increases, and/ or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing specified physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit other specified sales and marketing practices.

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

        Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country. In the United States, Medicaid and other federal programs impose penalties for increasing prices over the rate of inflation, which can result in penny prices. Current proposed federal legislation would create inflation penalties under certain federal government pricing programs that currently do not impose these penalties and remove the cap on the magnitude of inflation penalties paid under the Medicaid drug rebate program. Some states such as California are also regulating price increases. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates even if our product candidates obtain marketing approval.

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

  •
  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information;

  •
  the federal physician sunshine requirements under the Affordable Care Act requires manufacturers of drugs, devices, biologics and medical supplies to report annually to HHS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

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

        We are highly dependent upon Steven Fruchtman, M.D., President and Chief Executive Officer; Manoj Maniar, Ph.D., Senior Vice President, Product Development; Richard Woodman, M. D., Chief

Medical Officer and Senior Vice President, Research and Development; Mark Guerin, C.P.A., Chief Financial Officer; Abraham Oler, Vice President Corporate Development and General Counsel; and our other executive officers. Although we have employment agreements with the persons named above, these agreements are at-will and do not prevent such persons from terminating their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

We depend on information technology and computer systems to operate our business; our business and operations would suffer in the event of any failures or interruptions of our computer system, such as a data breach or cybersecurity incident..

        Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. Cybersecurity attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of our confidential or otherwise protected information, corruption of data. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability or damage to our reputation, and the further development of our product candidates could be delayed.

        Likewise, data privacy or security breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients or other business partners may be exposed to unauthorized persons or to the public. There can be no assurance that our efforts, or the efforts of our partners and vendors, will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

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

We face risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt our operations and may materially and adversely affect our business and financial conditions.

        Our business could be adversely impacted by the effects of the coronavirus or other epidemics. In December 2019, a novel strain of the Coronavirus (COVID-19) emerged in China and the virus has now spread to many other countries and infections have been reported globally. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In particular, the continued spread of the coronavirus globally could materially and adversely impact our operations including, without limitation, the progress and data collection of our clinical trials, the operations of our collaboration partners, CROs and third-party contract manufacturers, the availability of our drug API, travel and employee health and availability. In addition, a significant outbreak of coronavirus could result in widespread global health crisis that could adversely affect global economies and financial markets resulting in an economic downturn that could negatively affect our business and financial conditions.

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

        Our consolidated financial statements for the year ended December 31, 2019 have been prepared assuming we will continue to operate as a going concern. However, because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to successfully raise sufficient additional capital, through future financings or through strategic and collaborative arrangements. If we are unable to obtain additional funding, we may not be able to continue as a going concern.

        We do not have the funding resources necessary to carry out all of our proposed operating activities. We will need to obtain additional financing in the future in order to fully fund rigosertib or any other product candidates through the regulatory approval process. Accordingly, we may delay or pause our planned clinical trials, until we secure adequate additional funding. If we seek to proceed with a clinical trial without additional funding, we may receive questions or comments from the FDA, fail to obtain IRB approval, or find it more difficult to enroll patients in the trial. We have scaled down our operations in order to reduce spending on general and administrative functions, research and development, and other clinical trials, but by themselves, those measures may not be sufficient to address our funding needs.

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

        We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing and have not generated any revenue from product sales to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 1998. For the years ended December 31, 2019, and 2018, we reported net losses of $21.5 million and $20.4 million, respectively, and we had an accumulated deficit of $403.4 million at December 31, 2019.

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

        Until we can generate substantial revenue from product sales, if ever, we expect to seek additional capital through a combination of private and public equity offerings, debt financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include restrictive covenants limiting our ability to take important actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, including rigosertib, or grant licenses on terms that are not favorable to us. At December 31, 2019 we had $22.7 million in cash and cash equivalents (On January 3, 2020 we closed on a stock offering resulting in approximately $9.0 million in net proceeds, which increased total cash and cash equivalents to approximately $31 million.). Most of this cash will be used to continue our Phase 3 INSPIRE trial and planning for the combination trial; however the cash may be insufficient to complete enrollment of the INSPIRE trial or to start the Phase 3 combination trial. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates or formulations that we would otherwise prefer to develop and market ourselves.

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

        We do not own or operate facilities for the manufacture of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently rely on a single source contract manufacturing organization, or CMO, for the chemical manufacture of active pharmaceutical ingredient for rigosertib, another CMO for the production of the rigosertib intravenous formulation for our Phase 3 clinical trial, and a third CMO for the production of the rigosertib oral formulation for a Phase 2 clinical trial. To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase the scale of production. We may need to identify additional CMOs for continued production of supply for our product candidates. In addition, regulatory authorities enforce cGMP through periodic inspections of active pharmaceutical ingredient, or API and drug product manufacturing sites, quality control contract laboratories and distribution centers. If we or our CMO fail to comply with applicable cGMP, the manufacturing data generated and subsequent API lots and drug product batches in our supply chain may be deemed unreliable. Clinical trials using the product candidate may also be deemed to be unreliable. As such, the FDA or comparable foreign regulatory authorities may require us to perform additional API and drug product manufacturing before continuing clinical trials or approving our marketing applications, may require us to conduct additional studies, and any such deficient product we supply to SymBio or any other collaboration partner may subject us to certain obligations under relevant agreements. We or our contractors may also face enforcement actions. For example, in 2013, we began preparing a second CMO for potential manufacture of API and incurred significant expense to do so. Additionally, for example, during the second quarter of 2016, we suspended the original CMO for manufacture of the rigosertib oral formulation for quality related reasons, and transferred manufacturing activities to a new CMO leaving us again with a single source of manufacture for this formulation for our continuing development of rigosertib oral in combination with azacitidine. We have not yet qualified alternate suppliers in the event the current CMOs we utilize are unable to scale production, or if we otherwise experience any problems with them. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, as we have experienced with respect to our existing CMOs, it could be expensive and take a significant amount of time to arrange for alternative suppliers. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them.

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

We have entered into collaboration agreements with SymBio, Pint, Knight and STA for rigosertib development and commercialization in certain territories and we may elect to enter into additional licensing or collaboration agreements to partner rigosertib in territories currently retained by us. Our dependence on such relationships may adversely affect our business.

        Because we have limited resources, we seek to enter into, and in the past we have entered into, collaboration agreements with other companies. We may elect to enter into more of these agreements in the future. In July 2011, we entered into a license agreement with SymBio, as subsequently amended, granting an exclusive, royalty-bearing license for the development and commercialization of rigosertib in Japan and Korea, and related ancillary supply agreement and quality agreement. In March 2018, we entered into a license agreement with Pint granting an exclusive, royalty-bearing license for the development and commercialization of rigosertib in South and Central America. In November

2019, we entered into a license agreement with Knight granting a non-exclusive, royalty-bearing license for the development and commercialization of rigosertib in Canada. In December 2019, we entered into a license agreement with STA granting a non-exclusive, royalty-bearing license for the development and commercialization of rigosertib in Australia and New Zealand. Any failure by our current or future partners to perform their obligations or any decision by our partners to terminate our agreements or our failure to meet our obligations under such agreements, could reduce or terminate the funding we may receive under the relevant collaboration agreement and could subject us to financial obligations and negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize the applicable product candidate. In the event that any of our partners fails to comply with applicable regulatory requirements, FDA or foreign regulatory authorities may not accept the data that they generate in furtherance of our marketing applications, and they or us could be subject to enforcement action. In addition, any decision by our partners to terminate these agreements could also damage our reputation and negatively impact our ability to obtain financing from other sources.

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

        We are required to meet certain qualitative and financial tests to maintain the listing of our securities on The Nasdaq Capital Market. As of December 31, 2019, we were not in compliance with the Nasdaq continued listing requirements related to minimum bid price. As of December 31, 2019 we were in compliance with the Nasdaq continued listing requirements related to minimum stockholders' equity; however, at certain times during 2019 and 2018 we were not in compliance with this requirement.

        On December 4, 2019, we received a letter from The Nasdaq Capital Market ("Nasdaq") indicating that we failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a) (2) requires that companies listed on Nasdaq maintain a minimum closing bid price of at least $1.00 per share.

        Under Nasdaq Listing Rule 5810(c)(3)(A), we have a 180 calendar day grace period, or until June 1, 2020, to regain compliance by meeting the continued listing standard. The continued listing standard will be met if the Company's common stock has a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180 calendar day grace period. If we are not in compliance by June 1, 2020, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intention to cure the minimum bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

        If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company's common stock will be subject to delisting. At that time, we may appeal the Nasdaq Staff's determination to a Nasdaq Hearings Panel. We are monitoring the closing bid price of the Company's common stock and considering our available options to resolve the noncompliance with the minimum bid price requirement.

        We were notified on May 21, 2019 by Nasdaq that we were not in compliance with the minimum stockholders' equity requirement under Nasdaq Listing Rule 5550(b) for continued listing on The Nasdaq Capital Market because our stockholders' deficit of approximately $1.5 million, as reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2019, was below the required minimum stockholders' equity of $2.5 million, and as of the date of the notification, we did not meet the alternatives of market value of listed securities or net income from continuing operations. We received an additional letter from Nasdaq regarding this noncompliance on November 19, 2019. Subsequently, we issued new shares of common stock in public offerings and other transactions reported in our periodic reports, and regained compliance to the minimum stockholders' equity requirement. As of December 31, 2019, our total stockholders' equity was $11.6 million.

        There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or maintain compliance with the minimum stockholders' equity requirement or will otherwise be in compliance with other Nasdaq listing criteria.

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

        The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2018 and December 31, 2019, the closing price of our common stock on the Nasdaq Stock Market has ranged from $28.35 per share to $0.12 per share. Factors that could impact the trading price of our common stock include, without limitation, the following:

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

        In addition, future option grants and issuances of common stock, under our 2018 Omnibus Incentive Compensation Plan (the "2018 Plan"), and warrants may have an adverse effect on the market price of our common stock. Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers, including officers, employees and service providers of our subsidiaries and affiliates. At December 31, 2019, there were 994,453 shares of our common stock underlying outstanding options and 59,731 shares available for future grant under the 2018 Plan. At December 31, 2019, we had 55,987,644 warrants outstanding. Future option grants and issuances of common stock under the 2018 Plan and warrants may have an adverse effect on the market price of our common stock.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

        Provisions in our Tenth Amended and Restated Certificate of Incorporation, as amended, or Certificate of Incorporation, and Amended and Restated Bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that will:

  •
  permit our board of directors to issue up to 5,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate (as of February 28, 2020, we had no shares of preferred stock issued and outstanding;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters and research facilities are located in Newtown, Pennsylvania, where we lease an aggregate of approximately 9,500 square feet of office and laboratory space, pursuant to lease agreements, the terms of which expire in February 2021.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is listed under the symbol "ONTX" on the Nasdaq Capital Market. Our tradable common stock warrants issued on July 29, 2016 are listed under the symbol "ONTXW" on the Nasdaq Captial Market.

Stockholders

        As of February 28, 2020, there were approximately 121 holders of record for shares of our common stock. This does not reflect beneficial stockholders who held their common stock in "street" or nominee name through brokerage firms.

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

        Since commencing operations, we have dedicated a significant portion of our resources to the development of our clinical-stage product candidates, particularly rigosertib. We incurred research and development expenses of $15.5 million and $16.9 million during the years ended December 31, 2019 and 2018, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance our programs.

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

        In September 2019 we closed on an offering common stock to certain investors. We issued 2,198,938 shares of common stock and amended warrants for the purchase of 2,198,938 shares of common stock. The investors, who were also holders of our preferred stock warrants issued in February 2018 and/or May 2018, received a warrant amendment under which a certain number of such investors' preferred stock warrants received a reduction in exercise price and an extension of term. Net proceeds from the sale of common stock and the amendment of preferred stock warrants were approximately $3.3 million. In November 2019, we closed on an offering of units of common stock and warrants. We issued 30,250,000 shares of common stock, pre-funded warrants to purchase 24,750,000 shares of common stock, and common stock warrants to purchase 55,000,000 shares of common stock. Net proceeds were approximately $9.7 million. On December 10, 2019, we closed on an offering of units of common stock and warrants. We issued 14,326,648 shares of common stock and common stock warrants to purchase 7,163,324 shares of common stock. Net proceeds were approximately $4.4 million. On December 19, 2019, we closed on an offering of units of common stock and warrants. We issued 13,878,864 shares of common stock and common stock warrants to purchase 6,939,432 shares of common stock. Net proceeds were approximately $4.4 million. During 2019, pre-funded warrants were exercised for 23,720,784 shares of common stock and net proceeds were $35,000. Also during 2019, common warrants were exercised for 21,014,378 shares of common stock and net proceeds were approximately $4.9 million.

        In January 2020, we closed on an offering of common stock. We issued 27,662,518 shares of common stock and net proceeds were approximately $9.0 million. In addition, since December 31, 2019; 28,426,200 warrants from our November 2019 offering have been exercised, resulting in proceeds of $5.7 million. As a result of these transactions, as of February 29, 2019, we have 167,256,070 common shares outstanding.

        Our net losses were $21.5 million and $20.4 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $403.4 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met.

        As of December 31, 2019, we had $22.7 million in cash and cash equivalents. As of February 29, 2020, we had $32.6 million in cash and cash equivalents. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the third quarter of 2021. See "—Liquidity and Capital Resources—Operating and Capital Expenditure Requirements."

        In December 2017, we entered into a license and collaboration agreement with HanX Biopharmaceuticals, Inc. ("HanX"), a company focused on development of novel oncology products, for the further development, registration and commercialization in Greater China of ON 123300. ON 123300 is a preclinical compound which we believe has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. Under the terms of the agreement, we received an upfront payment, and will receive regulatory and commercial milestone payments, as well as royalties on Chinese sales. The key feature of the collaboration is that HanX provides all funding required for Chinese IND enabling studies performed for Chinese Food and Drug Administration IND approval. We and HanX also intended for these studies to comply with the FDA standards. Accordingly, such studies may be used by us for an IND filing with the FDA. The Chinese IND was approved in January 2020. We plan to file a US IND related to 123300 after obtaining the required manufacturing data. The cGMP manufacturer for ON 123300 has been identified and qualified. It is anticipated that the cGMP API would be available in 4-6 months. Subsequently, the drug product will be manufactured with an anticipated filing of an IND in Q4 of 2020. We maintain global rights outside of China.

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

        In May 2019, we and HanX entered into the HanX License Agreement. Under the terms of the HanX License Agreement, we granted HanX an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and commercialize any pharmaceutical product containing rigosertib in all uses of rigosertib or the Product in humans therapeutics uses in the People's Republic of China, Hong Kong, Macau and Taiwan (the "Territory"). In connection with the HanX License Agreement, we also entered into the HanX Securities Purchase Agreement with each of HanX and its affiliate Abundant. HanX did not fulfill its obligations under the HanX License Agreement and effective January 16, 2020, in accordance with the terms of the HanX License Agreement, the HanX License Agreement was deemed to be void ab initio. Upon this termination, the rights to HanX Licensed Product in the HanX Territory reverted to us in accordance with the terms of the HanX License Agreement. In addition, the HanX Securities Purchase Agreements terminated automatically effective January 16, 2020 upon the termination of the License Agreement in accordance with the HanX Securities Purchase Agreements.

        In November 2019, we and Knight entered into the Knight License Agreement. Under the terms of the Knight License Agreement, we granted Knight (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and manufacture any product containing rigosertib for Canada (and Israel should Knight exercise its option) and in human uses , and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to commercialize the Knight Licensed Product in the Knight Territory and in the Knight Licensed Field. Knight made an upfront payment of $100,000 and we are eligible to receive clinical, regulatory and sale-based milestone payments up to CAD 33.95 million. We are also eligible to receive tiered double-digit royalties based on net sales in the Territory. The Knight License Agreement also contains customary provisions for termination by either party in the event of breach of the Knight License Agreement by the other party, subject to a cure period, or bankruptcy of the other party.

        In December 2019, we and STA entered into the STA License Agreement. Under the terms of the STA License Agreement, we granted STA (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and manufacture any product containing rigosertib for Australia and New Zealand and in human uses, and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to commercialize the STA Licensed Product in the STA Territory and in the STA Licensed Field. STA made an upfront payment of $50,000 and we may be entitled to receive clinical, regulatory and sale-based milestone payments up to $30.55 million. We may also be entitled to receive tiered double-digit royalties based on net sales in the STA Licensed Territory. The STA License Agreement also contains customary provisions for termination by either party in the event of breach of the STA License Agreement by the other party, subject to a cure period, or bankruptcy of the other party.

        On March 21, 2018, we amended our certificate of incorporation to increase the number of authorized shares of common stock par value $0.01 per share from 25,000,000 to 100,000,000. On June 7, 2018, we amended our certificate of incorporation again to increase the number of authorized shares of common stock, par value $0.01 per share, from 100,000,000 to 250,000,000.

        On September 25, 2018, we amended our certificate of incorporation to effect a one-for-fifteen reverse stock split of our common stock.

Financial Overview

Revenue

        During the years ended December 31, 2019 and 2018, our revenues were derived exclusively from activities conducted in accordance with our collaboration arrangements with SymBio, HanX, Pint

Pharma, Knight and STA. The following table sets forth a summary of revenue recognized during the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
SymBio	$282,000	$459,000
HanX	1,751,000	450,000
Pint	—	319,000
Knight	100,000	—
STA	50,000	—

	$2,183,000	$1,228,000

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

        The SymBio collaboration agreement is considered to be a multiple-element arrangement for accounting purposes. We determined that there were three deliverables under the SymBio collaboration agreement; specifically, the license to rigosertib for Japan and Korea, our obligation to perform research and development services necessary for SymBio to seek approval in its territory and our obligation to participate on a joint steering committee. We concluded that these deliverables should be accounted for as a single unit of accounting. We determined that the $7.5 million upfront payment received in 2011 should be deferred and recognized as revenue on a straight-line basis through December 2037, reflecting our estimate of when we will complete our obligations under the agreement. During 2018, we received a patent extension, which extended our estimate of when we will complete our obligations under the agreement, resulting in a decrease of the periodic recognition of revenue related to the $7.5 million payment. For the years ended December 31, 2019 and 2018, we recognized revenues of $227,000 and $398,000, respectively, under the SymBio collaboration agreement. In addition, we recognized revenues of $55,000 and $61,000 for the years ended December 31, 2019 and 2018, respectively, related to the supply agreement with SymBio.

        The HanX ON 123300 collaboration agreement was signed in December, 2017. We determined that the license was distinct and that control of the license occurred during the first quarter of 2018. As such, we recognized the $450,000 upfront payment allocated to the license as revenue in the quarter ended March 31, 2018.

        The Pint license agreement was signed in March, 2018. We determined that the license was distinct and that control of the license had been transferred during the second quarter of 2018. As such, we recognized the $319,000 upfront payment allocated to the license in the quarter ended June 30, 2018.

        The HanX rigosertib license agreement and two securities purchase agreements were signed in May 2019. We determined that the license was distinct and that control of the license had been transferred during the second quarter of 2019. As such, we recognized the $1.7 million net upfront fee and $300,000 premium, related to the securities purchase agreements, allocated to the license in the quarter ended June 30, 2019. In December 2019, we reversed $200,000 of the revenue related to the securities purchase premium after reassessing the likelihood of receiving payment. The HanX rigosertib license agreement was terminated on January 16, 2020.

        The Knight license agreement was signed in November, 2019. We determined that the license was distinct and that control of the license had been transferred during the fourth quarter of 2019. As such, we recognized the $100,000 upfront payment allocated to the license in the quarter ended December 31, 2019.

        The STA license agreement was signed in December, 2019. We determined that the license was distinct and that control of the license had been transferred during the fourth quarter of 2019. As such, we recognized the $50,000 upfront payment allocated to the license in the quarter ended December 31, 2019.

Operating Expenses

        The following table summarizes our operating expenses for the years ended December 31, 2019 and 2018:

	2019	2018
General and administrative	$8,345,000	$7,586,000
Research and development	15,537,000	16,924,000

Total operating expenses	$23,882,000	$24,510,000

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

        The following table summarizes our research and development expenses by functional area for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
Pre-clinical & clinical development	$8,703,000	$9,155,000
Personnel related	4,489,000	5,048,000
Manufacturing, formulation & development	526,000	539,000
Stock-based compensation	327,000	507,000
Consulting fees	1,492,000	1,675,000

	$15,537,000	$16,924,000

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

Income Taxes

        We recorded deferred tax assets of $161 million as of December 31, 2019, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits, except for the refundable AMT credit. The deferred tax assets are primarily composed of federal and state tax net operating loss ("NOL"), carry forwards and research and development tax credit carry forwards. As of December 31, 2019, we had federal NOL carry forwards of $253 million, state NOL carry forwards of $210 million, and research and development tax credit carry forwards of $85 million available to reduce future taxable income, if any. These federal NOL carry forwards will begin to expire at various dates starting in 2022. The state NOL carry forwards will begin to expire at various dates starting in 2025. In general, if we experience a greater than 50 percentage point aggregate change in ownership of specified significant stockholders over a three-year period, utilization of our pre-change US NOL, tax credit and other tax attribute carry forwards may be subject to an annual limitations under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the "Code") and similar state laws. Such limitations may result in expiration of a portion of the NOL carry forwards before utilization and may be substantial. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company believes such a change occurred and may impact available net operating losses and carry over research credits generated. The Company has not performed any detailed analysis as it expects these to expire before utilization and has provided for a full valuation allowance but will perform a Section 382 and 383 study if any tax attributes are to be utilized in a given year.

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

        We record stock-based compensation expense as a component of research and development expenses or general and administrative expenses, depending on the function performed by the optionee. For the years ended December 31, 2019 and 2018, we allocated stock-based compensation as follows:

	Year ended December 31,
	2019	2018
General and administrative	$721,000	$589,000
Research and development	327,000	507,000

	$1,048,000	$1,096,000

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

        Warrants outstanding and warrant activity for the year ended December 31, 2019 is as follows:

Description	Classification	Exercise Price	Expiration Date	Balance Decemeber 31, 2018	Warrants Issued / Amended		Warrants Exercised	Warrants Expired / Amended		Balance December 31, 2019
Non-tradable warrants	Liability	$172.50	July 2021	6,456	—		—	—		6,456
Tradable warrants	Liability	$73.80	July 2021	212,801	—		—	—		212,801
Non-tradable pre-funded warrants	Equity	$0.15	July 2023	394	—		—	—		394
Non-tradable warrants	Equity	$6.69375	(1)	663,167	—		—	(663,167)	(3)	—
Non-tradable warrants	Equity	$1.60	December 2022	—	392,834	(3)	—	—		392,834
Non-tradable warrants	Equity	$7.96875	(1)	33,158	—		—	—		33,158
Non-tradable warrants	Equity	$14.10	March 2021	5,000	—		—	—		5,000
Non-tradable warrants	Equity	$21.15	March 2021	8,333	—		—	—		8,333
Non-tradable warrants	Equity	$7.7895	June 2021	15,000	—		—	—		15,000
Non-tradable pre-funded warrants	Equity	$0.15	none	86,167	—		(33,333)	—		52,834
Non-tradable warrants	Equity	$6.375	(2)	4,432,962	—		—	(4,432,962)	(3)	—
Non-tradable warrants	Equity	$1.600	December 2022	—	1,806,104	(3)	—	—		1,806,104
Non-tradable pre-funded warrants	Equity	$0.15	none	262,068	—		(187,451)	—		74,617
Non-tradable warrants	Equity	$2.00	September 2023	—	109,585		—	—		109,585
Non-tradable pre-funded warrants	Equity	$0.0001	none	—	24,750,000		(23,500,000)	—		1,250,000
Non-tradable warrants	Equity	$0.20	November 2024	—	55,000,000		(13,963,000)	—		41,037,000
Non-tradable warrants	Equity	$0.250	November 2024	—	2,521,875		—	—		2,521,875
Non-tradable warrants	Equity	$0.287	December 2024	—	7,163,324		(3,581,662)	—		3,581,662
Non-tradable warrants	Equity	$0.43625	December 2024	—	716,332			—		716,332
Non-tradable warrants	Equity	$0.298	December 2024	—	6,939,432		(3,469,716)	—		3,469,716
Non-tradable warrants	Equity	$0.45030	December 2024	—	693,943			—		693,943

				5,725,506	100,093,429		(44,735,162)	(5,096,129)		55,987,644

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

(2)
These preferred stock warrants expired on the 18-month anniversary of June 8, 2018, the date on which the Company publicly announced through the filing of a Current Report on Form 8-K that a Certificate of Amendment to the Company's Tenth Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 100,000,000 to 250,000,000, was filed with the Secretary of State of the State of Delaware. These preferred stock warrants may be exercised on a cashless basis in certain circumstances specified therein.

(3)
In September 2019, the Company entered into securities purchase agreements with certain investors pursuant to which it agreed to sell an aggregate of 2,198,938 shares of its common stock in a registered direct offering. The investors in this offering were holders of the Company's warrants to purchase shares of its convertible preferred stock. The Company also entered into a warrant amendment with each investor pursuant to which, for each share of common stock purchased by the investor in the offering, the Company would amend one outstanding warrant with an exercise price of $6.69375 per common share held by the investor and/or one outstanding warrant with an exercise price of $6.375 per common share held by the investor, as applicable, to reduce the exercise price to $1.60 per common share and to extend the term of the warrants to December 31, 2022. The price for amending one outstanding warrant was $0.125 per share (on an as-converted basis per share of common stock). 270,333 of the warrants with an exercise price of $6.69375 were not amended and expired on December 31, 2019. 2,626,858 of the warrants with an exercise price of $6.375 were not amended and expired on December 8, 2019.

        The following table presents a reconciliation of the fair value of our warrant liability for the years ended December 31, 2019 and 2018:

Warrant Liability
Balance at December 31, 2017	$1,773,000
Change in fair value upon re-measurement	(1,597,000)

Balance at December 31, 2018	176,000
Change in fair value upon re-measurement	(63,000)

Balance at December 31, 2019	$113,000

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

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

	Year ended December 31,
	2019	2018	Change
Revenue	$2,183,000	$1,228,000	$955,000
Operating expenses:
General and administrative	8,345,000	7,586,000	(759,000)
Research and development	15,537,000	16,924,000	1,387,000

Total operating expenses	23,882,000	24,510,000	628,000

Loss from operations	(21,699,000)	(23,282,000)	1,583,000
Change in fair value of warrant liability	63,000	1,597,000	(1,534,000)
Other income, net	143,000	1,151,000	(1,008,000)

Net loss before income taxes	(21,493,000)	(20,534,000)	(959,000)
Income taxes	10,000	(124,000)	(134,000)

Net loss	$(21,503,000)	$(20,410,000)	$(1,093,000)

Revenues

        Revenues increased by $1.0 million for the year ended December 31, 2019 when compared to the same period in 2018 primarily as a result the recognition of revenue from license agreement for rigosertib with HanX during the 2019 period.

General and administrative expenses

        General and administrative expenses increased by $0.8 million or 10.0%, to $8.3 million for the year ended December 31, 2019 from $7.6 million for the year ended December 31, 2018. Increases of $1.4 million of personnel and stock compensation expense costs related to severance due to headcount reductions in 2019 period were partially offset by $0.6 million decrease in investor, public relations and other costs in the 2019 period.

Research and development expenses

        Research and development expenses decreased by $1.4 million, or 8.2%, to $15.5 million for the year ended December 31, 2019 from $16.9 million for the year ended December 31, 2018. This decrease was caused by a decrease of $0.6 million in clinical and consulting expenses, including $0.4 million higher expenses on INSPIRE, offset by $0.2 million less consulting expense, and $0.9 million lower expenses in the 09-08 combination expansion study in the 2019 period. The decrease was also caused by lower stock compensation expense of $0.2 million, due to the completion of vesting of 2014 grants in the 2018 period and lower grant date fair values for grants in the more recent past. The decrease was also due in part to $0.5 million of lower personnel costs resulting from the reduction in work force during the first quarter of 2019.

Change in fair value of warrant liability

        The change in fair value of the warrant liability was $63,000 for the year ended December 31, 2019 compared to $1.6 million for the year ended December 31, 2018. The change in the fair value of the warrant liability in 2019 was caused by caused by the decrease in the fair market value of the warrants issued in our rights offering in 2016.

Other income, net

        Other income, net, decreased by $1.0 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 due primarily to the gain on dissolution of our GBO preclinical collaboration during the second quarter of 2018 and also due to higher interest income related to higher cash balances in the 2018 period.

Liquidity and Capital Resources

        Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $21.5 million and $20.6 million for the year ended December 31, 2019 and 2018, respectively. Our operating activities used $20.8 million and $22.7 million of net cash during the year ended December 31, 2019 and 2018, respectively. At December 31, 2019, we had an accumulated deficit of $403.4 million, working capital of $15.2 million, and cash and cash equivalents of $22.7 million. Subsequent to December 31, 2019, we received $9.0 million net proceeds from a financing transaction and $5.7 million from warrant exercises. Cash and cash equivalents at February 29, 2020 were $32.6 million. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the third quarter of 2021.

Cash Flows

        The following table summarizes our cash flows for the year ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(20,831,000)	$(22,696,000)
Investing activities	(55,000)	—
Financing activities	26,648,000	35,657,000
Effect of foreign currency translation	(6,000)	(15,000)

Net increase in cash and cash equivalents	$5,756,000	$12,946,000

Net cash used in operating activities

        Net cash used in operating activities was $20.8 million for the year ended December 31, 2019 and consisted primarily of a net loss of $21.5 million, including a favorable change in fair value of warrant liability of $0.1 million, partially offset by $1.1 million of noncash stock-based compensation and depreciation expense. Changes in operating assets and liabilities resulted in a net decrease in cash of $0.3 million. Significant changes in operating assets and liabilities included a net decrease in accounts payable and accrued liabilities of $0.1 million as a result of the timing of receipt and payment of vendor invoices. Deferred revenue decreased $0.2 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

        Net cash used in operating activities was $22.7 million for the year ended December 31, 2018 and consisted primarily of a net loss of $20.4 million, including a favorable change in fair value of warrant liability of $1.6 million, partially offset by $1.2 million of noncash stock-based compensation and depreciation expense. Changes in operating assets and liabilities resulted in a net decrease in cash of $1.1 million. Significant changes in operating assets and liabilities included a net increase in receivables, prepaid expenses, and other current assets of $0.1 million as a result of the recovery of prepayments of fees to our vendors relating to clinical trial contracts. Accounts payable and accrued liabilities decreased by $0.6 million as a result of the timing of receipt and payment of vendor invoices. Deferred revenue decreased $0.4 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

Net cash used in investing activities

        Net cash used in investing activities was $55,000 in the 2019 period related to our purchase of information technology assets during the 2019 period. There was no net cash provided by or used in investing activities for the year ended December 31, 2018.

Net cash provided by financing activities

        Net cash provided by financing activities for the year ended December 31, 2019 was $26.6 million, which resulted from the proceeds received from the sale of common stock in September, November, and December of 2019, and the subsequent exercise of common stock warrants. Net cash provided by financing activities for the year ended December 31, 2018 was $35.7 million resulting from the issuance of common stock in February and April, 2018.

Operating and Capital Expenditure Requirements

        We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2020 to be similar to 2019. We expect clinical trial costs to decrease as our INSPIRE trial completes enrollment. We expect this reduction in clinical trial expenses will be offset by an increase in NDA preparation costs. The timing of some expenses will be determined by the timing of the INSPIRE trial completion. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the third quarter of 2021.

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

        In February 2016, the FASB issued guidance which supersedes much of the current guidance for leases. The new standard requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The guidance was effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors were required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of the new guidance, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. We adopted the guidance for leases effective January 1, 2019 using the modified retrospective method, which does not require the restatement of prior period amounts. There was no impact to our financial position and results of operations as a result of the adoption.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2019 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

l Table of Contents

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information with respect to this item will be set forth in the Proxy Statement for the 2020 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics" and "Corporate Governance" and is incorporated herein by reference.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  (1) Financial Statements: See Index to Consolidated Financial Statements on page F-1.

  (3)
  Exhibits: See Exhibits Index on pages 97 to 102

ITEM 16.    FORM 10-K SUMMARY

        Information with respect to this item is not required and has been omitted at the Company's option.

EXHIBITS INDEX

Exhibit Number	Exhibit Description
3.1	Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 25, 2013).

3.2	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 31, 2016)

3.3	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 22, 2018)

3.4	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 8, 2018)

3.5	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 25, 2018)

3.6	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 8, 2018)

3.7	Certificate of Designation of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 30, 2018)

3.8	Amended and Restated Bylaws of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 25, 2013).

4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013.)

4.2	Eighth Amended and Restated Stockholders' Agreement, effective as of July 27, 2012, by and among Onconova Therapeutics, Inc. and certain stockholders named therein (Incorporated by reference to Exhibit 4.2to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on July 11, 2013).

Exhibit Number	Exhibit Description
4.3	Amendment No. 1 to Eighth Amended and Restated Stockholders' Agreement, effective as of July 9, 2013 (Incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).

4.4	Form of Warrant Certificate issued pursuant to Warrant Agreement, dated as of July 27, 2016, by and between Onconova Therapeutics, Inc. and Wells Fargo Bank, N.A., as Warrant Agent (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2016)

4.5	Warrant Agreement, dated as of July 27, 2016, by and between Onconova Therapeutics, Inc. and Wells Fargo Bank, N.A., as Warrant Agent (Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2016)

4.6	Form of Pre-Funded Warrants issued as of July 27, 2016 (Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2016)

4.7	Form of Underwriter Warrant issued as of February 12, 2018 ((Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 8, 2018)

4.8	Form of Preferred Stock Warrant issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 8, 2018)

4.9	Form of Pre-Funded Warrant issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on February 8, 2018)

4.10	Form of Preferred Stock Warrant issued as of May 1, 2018 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 30, 2018)

4.11	Form of Pre-Funded Warrant issued as of May 1, 2018 (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 30, 2018)

4.12	First Amendment to Underwriter Series A Convertible Preferred Stock Purchase Warrant, dated as of September 24, 2018 (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2018)

4.13	Form of Placement Agent Common Stock Purchase Warrant issued as of September 25, 2019 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 25, 2019).

4.14	Form of Letter Amendment to Warrants, dated as of September 23, 2019 (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2019).

4.15	Form of Common Stock Purchase Warrant, issued on November 25, 2019 (Incorporated by reference to Exhibit 4.1 to the Company's Company's Current Report on Form 8-K filed on November 26, 2019).

4.16	Form of Pre-Funded Common Stock Warrant, issued on November 25, 2019 (Incoporated by reference to Exhibit 4.2 to the Company's Company's Current Report on Form 8-K filed on November 26, 2019).

4.17	Form of Placement Agent Common Stock Purchase Warrant, issued on November 25, 2019 (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 26, 2019).

Exhibit Number		Exhibit Description
4.18		Form of Common Stock Purchase Warrant, issued on December 10, 2019 (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on December 10, 2019).

4.19		Form of Placement Agent Common Stock Purchase Warrant, issued on December 10, 2019 (Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on December 10, 2019).

4.20		Form of Common Stock Purchase Warrant, issued on December 2019 (Incorporated by reference to Exhibit 4.1 to the Company's Company's Current Report on Form 8-K filed on December 19, 2019).

4.21		Form of Placement Agent Common Stock Purchase Warrant issued as of December 19, 2019 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 19, 2019).

4.22		Description of the Company's Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.

10.1	*	License Agreement, effective as of July 5, 2011, by and between Onconova Therapeutics, Inc. and SymBio Pharmaceuticals Limited (Incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 2 the Company's Registration Statement on Form S-1 filed on July 18, 2013).

10.2	*	First Amendment to License Agreement, effective as of September 2, 2011, by and between Onconova Therapeutics, Inc. and SymBio Pharmaceuticals Limited (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.3	*	License Agreement, effective as of January 1, 1999, by and between Onconova Therapeutics, Inc. and Temple University—Of The Commonwealth System of Higher Education (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.4	*	Amendment to License Agreement, effective as of September 1, 2000, by and between Temple University—Of The Commonwealth System of Higher Education and Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.5	*	Amendment #1 to Exclusive License Agreement, effective as of March 21, 2013, by and between Temple University—Of The Commonwealth System of Higher Education and Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.6	*	Limited Liability Company Agreement of GBO, LLC, dated as of December 12, 2012, by and between Onconova Therapeutics, Inc. and GVK Biosciences Private Limited (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.7	+	Onconova Therapeutics, Inc. 2007 Equity Compensation Plan, and forms of agreement thereunder (Incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).

Exhibit Number		Exhibit Description
10.8	+	Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Ramesh Kumar, Ph.D. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 8, 2015).

10.9	+	Letter Agreement, effective as of January 1, 2016, by and between Onconova Therapeutics, Inc. and Ramesh Kumar, Ph.D. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2016).

10.10	+	Amended and Restated Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Thomas McKearn, M.D., Ph.D. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 8, 2015).

10.11	+	Amended and Restated Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Ajay Bansal. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 8, 2015).

10.12	+	Consulting Agreement, effective as of January 1, 2012, by and between Onconova Therapeutics, Inc. and E. Premkumar Reddy, Ph.D., including Consultant Agreement Renewal, dated February 27, 2013 (Incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 filed on June 14, 2013).

10.13	+	Form of Indemnification Agreement entered into by and between Onconova Therapeutics, Inc. and each director and executive officer (Incorporated by reference to Exhibit 10.24 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).

10.14	+	Onconova Therapeutics, Inc. 2013 Equity Compensation Plan, and forms of agreement thereunder (Incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).

10.15	+	Onconova Therapeutics, Inc. 2013 Performance Bonus Plan (Incorporated by reference to Exhibit 10.26 to Pre-Effective Amendment No. 1 the Company's Registration Statement on Form S-1 filed on July 11, 2013).

10.16	+	Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Dr.Manoj Manair. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 8, 2015).

10.17	+	Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Mark Guerin (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2016)

10.18	+	Amended and Restated Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Steven M. Fruchtman, M.D. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 13, 2015).

10.19		Dealer-Manager Agreement dated July 7, 2016, between Onconova Therapeutics, Inc. and Maxim Group LLC ((Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 13, 2016)

10.20		At Market Issuance Sales Agreement, dated December 5, 2016, between Onconova Therapeutics, Inc. and FBR Capital Markets & Co. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 5, 2016)

Exhibit Number		Exhibit Description
10.21	+	Letter Agreement, effective as of January 1, 2017, by and between Onconova Therapeutics, Inc. and Ramesh Kumar, Ph.D. (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on March 29, 20l7)

10.22	*	License, Development and Commercialization Agreement, dated as of March 2, 2018, by and between Onconova Therapeutics, Inc. and Pint International SA (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2018)

10.23		Securities Purchase Agreement, dated as of March 2, 2018, by and between Onconova Therapeutics, Inc. and Pint Pharma GmbH (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2018)

10.24		Form of Lock-Up Waiver Agreement, dated as of April 16, 2018, by and among the Company, H.C. Wainwright & Co., LLC and each of the warrantholders identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 30, 2018)

10.25	+	Amended and Restated Employment Agreement, effective as of June 19, 2018, by and between the Company and Steven M. Fruchtman, M.D. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2018)

10.26	+	Onconova Therapeutics, Inc. 2018 Omnibus Incentive Compensation Plan, as approved by the stockholders (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 29, 2018)

10.27	+	Form of Nonqualified Stock Option Award Agreement under the Onconova Therapeutics, Inc. 2018 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2018).

10.29	+	Employment Agreement, effective as of November 5, 2018, by and between the Company and Richard C. Woodman, M.D. (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2018)

10.29	+	Separation and Release Agreement, effective as of January 15, 2019, by and between the Company and Ramesh Kumar, Ph.D. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 15, 2019)

10.30		License and Collaboration Agreement, effective as of May 10, 2019, by and between the Company and HanX Biopharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2019).

10.31		Securities Purchase Agreement, effective as of May 10, 2019, by and between the Company and HanX Biopharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2019).

10.32		Securities Purchase Agreement, effective as of May 10, 2019, by and between the Company and Abundant New Investments Ltd. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2019).]

10.33		Form of Securities Purchase Agreement, effective as of September 23, 2019, by and between the Company and each purchase identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 25, 2019).

Exhibit Number		Exhibit Description
10.34	**	Distribution, License and Supply Agremeent, effective as of November 20, 2019, by and between the Company and Knight Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 21, 2019).

10.35		Form of Securities Purchase Agreement, effective as of November 21, 2019, by and between the Company and each purchase identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 26, 2019).

10.36		Form of Securities Purchase Agreement, effective as of December 6, 2019, by and between the Company and each purchase identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 10, 2019).

10.37	**	Distribution, License and Supply Agreement, by and between the Company and Specialised Therapeutics Asia Pte. Ltd., effective as of December 18, 2019 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 19, 2019).

10.38		Form of Securities Purchase Agreement, by and between the Company and each purchaser identified on the signature pages thereto, effective as of December 17, 2019 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 19, 2019).

21.1		Subsidiaries of Onconova Therapeutics, Inc.

23.1		Consent of Ernst & Young, LLP.

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

+
Indicates management contract or compensatory plan.

*
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**
Portions of the exhibit have been omitted.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2020

Onconova Therapeutics, Inc.
By:	/s/ STEVEN M. FRUCHTMAN, M.D. Steven M. Fruchtman Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN M. FRUCHTMAN, M.D. Steven M. Fruchtman, M.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 27, 2020
/s/ MARK GUERIN Mark Guerin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2020
/s/ MICHAEL B. HOFFMAN Michael B. Hoffman	Chairman, Board of Directors	March 27, 2020
/s/ JEROME E. GROOPMAN, M.D. Jerome E. Groopman, M.D.	Director	March 27, 2020
/s/ JAMES J. MARINO James J. Marino	Director	March 27, 2020
/s/ VIREN MEHTA, PH.D. Viren Mehta, Ph.D.	Director	March 27, 2020
/s/ E. PREMKUMAR REDDY, PH.D. E. Premkumar Reddy, Ph.D.	Director	March 27, 2020
/s/ JACK E. STOVER Jack E. Stover	Director	March 27, 2020

ONCONOVA THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Onconova Therapeutics, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Onconova Therapeutics, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania

March 27, 2020

Onconova Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$22,726,000	$16,970,000
Receivables	98,000	35,000
Prepaid expenses and other current assets	650,000	760,000

Total current assets	23,474,000	17,765,000
Property and equipment, net	50,000	9,000
Other non-current assets	150,000	149,000

Total assets	$23,674,000	$17,923,000

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,271,000	$4,039,000
Accrued expenses and other current liabilities	3,795,000	4,173,000
Deferred revenue	226,000	226,000

Total current liabilities	8,292,000	8,438,000
Warrant liability	113,000	176,000
Deferred revenue, non-current	3,695,000	3,922,000

Total liabilities	12,100,000	12,536,000

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 authorized at December 31, 2019 and 2018, none issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.01 par value, 250,000,000 authorized at December 31, 2019 and 2018, 111,167,352 and 5,674,220 shares issued and outstanding at December 31, 2019 and 2018	1,112,000	57,000
Additional paid in capital	413,879,000	387,238,000
Accumulated other comprehensive loss	(18,000)	(12,000)
Accumulated deficit	(403,399,000)	(381,896,000)

Total Onconova Therapeutics, Inc. stockholders' equity	11,574,000	5,387,000
Non-controlling interest	—	—

Total stockholders' equity	11,574,000	5,387,000

Total liabilities and stockholders' equity	$23,674,000	$17,923,000

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statements of Operations

	Years ended December 31,
	2019	2018
Revenue	$2,183,000	$1,228,000
Operating expenses:
General and administrative	8,345,000	7,586,000
Research and development	15,537,000	16,924,000

Total operating expenses	23,882,000	24,510,000

Loss from operations	(21,699,000)	(23,282,000)
Change in fair value of warrant liability	63,000	1,597,000
Other income, net	143,000	1,151,000

Net loss before income taxes	(21,493,000)	(20,534,000)
Income tax expense (benefit)	10,000	(124,000)

Net loss	(21,503,000)	(20,410,000)
Net gain attributable to non-controlling interest	—	(163,000)

Net loss attributable to Onconova Therapeutics, Inc	(21,503,000)	(20,573,000)

Net loss per share of common stock, basic and diluted	$(1.49)	$(4.99)

Basic and diluted weighted average shares outstanding	14,384,476	4,124,073

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

	Years ended December 31,
	2019	2018
Net loss	$(21,503,000)	$(20,410,000)
Other comprehensive loss, before tax:
Foreign currency translation adjustments, net	(6,000)	(15,000)

Other comprehensive loss, net of tax	(6,000)	(15,000)

Comprehensive loss	(21,509,000)	(20,425,000)

Comprehensive income attributable to non-controlling interest	—	(163,000)

Comprehensive loss attributable to Onconova Therapeutics, Inc	$(21,509,000)	$(20,588,000)

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statements of Stockholders' Equity

	Stockholders' Equity
	Common Stock				Accumulated other comprehensive income (loss)
			Additional Paid in Capital	Accumulated deficit		Non-controlling interest
	Shares	Amount					Total
Balance at December 31, 2017	718,078	$8,000	$350,614,000	$(362,316,000)	$3,000	$830,000	$(10,861,000)
Net loss	—	—	—	(20,573,000)	—	163,000	(20,410,000)
Other comprehensive loss	—	—	—	—	(15,000)	—	(15,000)
Stock-based compensation	—	—	1,147,000	—	—	—	1,147,000
Dissolution of GBO	—	—	—	993,000	—	(993,000)	—
Shares issued in connection with reverse stock split	101	—	—	—	—	—	—
Issuance of common stock and pre-funded warrants, net	4,215,581	42,000	34,895,000	—	—	—	34,937,000
Issuance of common stock upon exercise of warrants	740,460	7,000	582,000	—	—	—	589,000

Balance at December 31, 2018	5,674,220	$57,000	$387,238,000	$(381,896,000)	$(12,000)	$—	$5,387,000

Net loss	—	—	—	(21,503,000)	—	—	(21,503,000)
Other comprehensive loss	—	—	—	—	(6,000)	—	(6,000)
Stock-based compensation	—	—	1,048,000	—	—	—	1,048,000
Issuance of common stock, pre-funded warrants and warrants, net	60,757,970	608,000	21,151,000	—	—	—	21,759,000
Issuance of common stock upon exercise of pre-funded warrants	23,720,784	237,000	(202,000)	—	—	—	35,000
Issuance of common stock upon exercise of common warrants	21,014,378	210,000	4,644,000

Balance at December 31, 2019	111,167,352	$1,112,000	$413,879,000	$(403,399,000)	$(18,000)	$—	$11,574,000

See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018
Operating activities:
Net loss	$(21,503,000)	$(20,410,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,000	55,000
Change in fair value of warrant liabilities	(63,000)	(1,597,000)
Stock compensation expense	1,048,000	1,147,000
Gain on dissolution of GBO and other	—	(824,000)
Changes in assets and liabilities:
Receivables	(63,000)	24,000
Prepaid expenses and other current assets	110,000	60,000
Other assets	(1,000)	(137,000)
Accounts payable	232,000	(1,454,000)
Accrued expenses and other current liabilities	(378,000)	838,000
Deferred revenue	(227,000)	(398,000)

Net cash used in operating activities	(20,831,000)	(22,696,000)

Investing activities:
Payments for purchase of property and equipment	(55,000)	—

Net cash used in investing activities	(55,000)	—

Financing activities:
Proceeds from the sale of common stock, pre-funded warrants and warrants, net of costs	21,759,000	35,068,000
Proceeds from the exercise of common warrants	4,854,000	—
Proceeds from the exercise of pre-funded warrants	35,000	—
Proceeds from the exercise of stock options	—	589,000

Net cash provided by financing activities	26,648,000	35,657,000

Effect of foreign currency translation on cash	(6,000)	(15,000)

Net increase in cash and cash equivalents	5,756,000	12,946,000
Cash and cash equivalents at beginning of period	16,970,000	4,024,000

Cash and cash equivalents at end of period	$22,726,000	$16,970,000

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

        The Company has entered into several license and collaboration agreements. In 2011, the Company entered into a license agreement, as subsequently amended, with SymBio Pharmaceuticals Limited ("SymBio"), which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. In December 2017, the Company entered into a license and collaboration agreement with HanX for the further development, registration and commercialization of ON 123300 in Greater China. ON 123300 is a preclinical compound which the Company believes has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. Under the terms of the agreement, the Company received an upfront payment, and will receive regulatory and commercial milestone payments, as well as royalties on Chinese sales. The key feature of the collaboration is that HanX provides all funding required for Chinese IND enabling studies performed for Chinese Food and Drug Administration IND approval. The Company and HanX also intended for these studies to comply with the FDA standards. Accordingly, such studies may be used by the Company for an IND filing with the FDA. The Chinese IND was approved in January 2020. The Company plans to file a US IND related to 123300 after obtaining the required manufacturing data. The cGMP manufacturer for ON 123300 has been identified and qualified. It is anticipated that the cGMP API would be available in 4-6 months. Subsequently, the drug product will be manufactured with an anticipated filing of an IND in Q4 of 2020. The Company maintains global rights outside of China. On March 2, 2018, the Company entered into a License, Development and Commercialization Agreement with Pint International SA (which, together with its affiliate Pint Pharma GmbH, are collectively referred to as "Pint"). Under the terms of the agreement, the Company granted Pint an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and commercialize any pharmaceutical product containing rigosertib in all uses of rigosertib in certain Latin America countries. In May 2019, the Company entered into a License and Collaboration Agreement (the "License

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Nature of Business (Continued)

Agreement") with HanX Biopharmaceuticals, Inc. ("HanX"). Under the terms of the License Agreement, the Company granted HanX an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and commercialize any pharmaceutical product (the "Product") containing rigosertib in all uses of rigosertib or the Product in humans therapeutics uses in the People's Republic of China, Hong Kong, Macau and Taiwan (the "Territory"). In connection with the License Agreement, the Company also entered into a Securities Purchase Agreement with each of HanX and Abundant New Investments Ltd. ("Abundant"), an affiliate of HanX (each, a "Securities Purchase Agreement" and together, the "Securities Purchase Agreements"). HanX did not fulfill its obligations under the License Agreement and in January 2020, in accordance with the terms of the License Agreement, the License Agreement was deemed to be void ab initio. Upon this termination, the rights to Product in the Territory reverted to the Company in accordance with the terms of the License Agreement. In addition, the Securities Purchase Agreements terminated automatically effective upon the termination of the License Agreement in accordance with the Securities Purchase Agreements. In November 2019, the Company entered into a Distribution, License and Supply Agreement (the "License Agreement") with Knight Therapeutics Inc. ("Knight"). Under the terms of the License Agreement, the Company granted Knight (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and manufacture any product (the "Licensed Product") containing rigosertib for Canada (and Israel should Knight exercise its option) (the "Territory") and in human uses (the "Field"), and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to commercialize the Licensed Product in the Territory and in the Field. Knight has also agreed to obtain from the Company us all of its requirements of the Licensed Products for the Territory, and the Company has agreed to supply Knight with all of its requirements of the Licensed Products. In December 2019, the Company entered into a Distribution, License and Supply Agreement (the "License Agreement") with Specialised Therapeutics Asia Pte. Ltd. ("STA"). Under the terms of the License Agreement, the Company granted STA (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and manufacture any product (the "Licensed Product") containing rigosertib for Australia and New Zealand (the "Territory") and in human uses (the "Field"), and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to commercialize the Licensed Product in the Territory and in the Field. STA has also agreed to obtain from the Company all of its requirements of the Licensed Products for the Territory, and the Company has agreed to supply STA with all of its requirements of the Licensed Products.

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

Liquidity

        The Company has incurred recurring operating losses since inception. For the year ended December 31, 2019, the Company incurred a net loss of $21,503,000 and as of December 31, 2019 the Company had generated an accumulated deficit of $403,399,000. The Company anticipates operating

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Nature of Business (Continued)

losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At December 31, 2019, the Company had cash and cash equivalents of $22,726,000. The Company closed on a stock offering on January 3, 2020 with net proceeds of approximately $9.0 million. The Company will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy.

        On February 12, 2018 the Company closed on an offering of units of common stock and warrants. The Company issued 467,000 shares of common stock, pre-funded warrants to purchase 196,167 shares of common stock, and preferred stock warrants to purchase shares of Series A convertible preferred stock convertible into 696,325 shares of common stock. Net proceeds were approximately $8.7 million. (See Note 17)

        On May 1, 2018 the Company closed on an offering of units of common stock and warrants. The Company issued 3,694,118 shares of common stock, pre-funded warrants to purchase 815,686 shares of common stock, and preferred stock warrants to purchase shares of Series B convertible preferred stock convertible into 4,509,804 shares of common stock. Net proceeds were approximately $25.6 million. (See Note 17)

        In February and March 2019 the Company implemented a workforce reduction. Six employees were terminated, which represented approximately 24% of the Company's workforce. A severance related charge of approximately $1,843,000, which includes a non-cash charge of approximately $415,000 related to the accelerated vesting of outstanding stock options, was recorded in the three months ended March 31, 2019. Of the total severance related charge of $1,843,000; $1,562,000 was recorded in general and administrative operating expenses and $281,000 was recorded in research and development operating expenses. The severance expense will be paid in periodic amounts through February 2020. The accrued severance balance remaining at December 31, 2019 was $239,000.

        On September 25, 2019 the Company closed on an offering of common stock to certain investors. The Company issued 2,198,938 shares of common stock and amended warrants for the purchase of 2,198,938 shares of common stock. The investors, who were also holders of the Company's preferred stock warrants issued in February 2018 and/or May 2018, received a warrant amendment under which a certain number of such investors' preferred stock warrants received a reduction in exercise price and an extension of term. Net proceeds from the sale of common stock and the amendment of preferred stock warrants were approximately $3.3 million. In November 2019, the Company closed on an offering of units of common stock and warrants. The Company issued 30,250,000 shares of common stock, pre-funded warrants to purchase 24,750,000 shares of common stock, and common stock warrants to purchase 55,000,000 shares of common stock. Net proceeds were approximately $9.7 million. On December 10, 2019, the Company closed on an offering of units of common stock and warrants. The Company issued 14,326,648 shares of common stock and common stock warrants to purchase 7,163,324 shares of common stock. Net proceeds were approximately $4.4 million. On December 19, 2019, the Company also closed on an offering of units of common stock and warrants. The Company issued 13,878,864 shares of common stock and common stock warrants to purchase 6,939,432 shares of common stock. Net proceeds were approximately $4.4 million. During 2019, pre-funded warrants were exercised for 23,720,784 shares of common stock and net proceeds were $35,000. Also during 2019, common warrants were exercised for 21,014,378 shares of common stock and net proceeds were approximately $4.9 million.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Nature of Business (Continued)

        In January 2020, the Company closed on an offering of common stock. The Company issued 27,662,518 shares of common stock and net proceeds were approximately $9.0 million. In addition, since December 31, 2019; 28,426,200 warrants from the November 2019 offering have been exercised, resulting in proceeds of $5.7 million. Cash and cash equivalents at February 29, 2020 were approximately $32.6 million and common shares outstanding were 167,256,070.

        The Company has and may continue to delay, scale-back, or eliminate certain of its research and development activities and other aspects of its operations until such time as the Company is successful in securing additional funding. The Company is exploring various dilutive and non-dilutive sources of funding, including equity financings, strategic alliances, business development and other sources. The future success of the Company is dependent upon its ability to obtain additional funding. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. The Company currently anticipates that current cash and cash equivalents will be sufficient to meet its anticipated cash requirements into the third quarter of 2021.

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

        The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the assets' book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceeds their fair value, which is measured based on the projected discounted future net cash flows generated from the assets. No impairment losses have been recorded through December 31, 2019.

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

        The Company's warrants that are classified as liabilities are recorded at fair value. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the consolidated statements of operations. The Company has both tradable and non-tradable warrants. At December 31, 2019, the tradable warrants are classified as level 1 liabilities and the Company uses the Nasdaq quoted market price to estimate the fair value of the related derivative warrant liability. The non-tradable warrants are classified as level 3 liabilities and the Company uses the Black-Scholes pricing model to estimate the fair value of the related derivative warrant liability. (See Note 8 for a discussion of the fair value hierarchy).

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

        At January 1, 2019 and December 31, 2019 the Company had one lease, which was for office space. The lease qualifies for the short term lease exception. Consequently, no ROU Asset or Lease Liability was recorded. The lease payments are being recognized as an expense on a straight-line basis over the lease term. Lease payments for the year ended December 31, 2019 were $175,000. Remaining payments due under the lease at December 31, 2019 are $29,000.

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

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Clinical Trial Expense Accruals

        As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company's objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company's clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2019 and 2018, there were no material adjustments to the Company's prior period estimates of accrued expenses for clinical trials.

Basic and Diluted Net Loss Per Share of Common Stock

        Basic net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period, excluding the dilutive effects of stock options and warrants. Diluted net loss per share of common stock is computed by dividing the net loss applicable to common stockholders by the sum of the weighted-average number of shares of Common Stock outstanding during the period plus the potential dilutive effects of stock options and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of Common Stock for the years ended December 31, 2019 and 2018.

Recent Accounting Pronouncements

        In February 2016 and through subsequent amendments, the FASB issued guidance which supersedes much of the previous guidance for leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The guidance was effective for fiscal years beginning after December 15, 2018, and interim periods

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

within those years, with early adoption permitted. In transition, lessees and lessors were permitted to recognize and measure leases at the date of adoption using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of the new guidance, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company adopted the guidance in ASC 842 effective January 1, 2019 using the modified retrospective method, which does not require the restatement of prior period amounts. There was no impact to the Company's financial position and results of operations as a result of the adoption.

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

3. Property and Equipment

        Property and equipment and related accumulated depreciation are as follows:

	December 31,
	2019	2018
Laboratory equipment	$1,037,000	$1,037,000
Software	92,000	92,000
Computer and office equipment	409,000	354,000
Leasehold improvements	745,000	745,000

	2,283,000	2,228,000
Less accumulated depreciation	(2,233,000)	(2,219,000)

	$50,000	$9,000

        Depreciation and amortization expense was $14,000 and $55,000 for the years ended December 31, 2019 and 2018, respectively.

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

        Warrants outstanding at December 31, 2018 and 2019, and warrant activity for the year ended December 31, 2019 is as follows (reflects the number of common shares as if the warrants were converted to common stock):

Description	Classification	Exercise Price	Expiration Date	Balance Decemeber 31, 2018	Warrants Issued / Amended		Warrants Exercised	Warrants Expired / Amended		Balance December 31, 2019
Non-tradable warrants	Liability	$172.50	July 2021	6,456	—		—	—		6,456
Tradable warrants	Liability	$73.80	July 2021	212,801	—		—	—		212,801
Non-tradable pre-funded warrants	Equity	$0.15	July 2023	394	—		—	—		394
Non-tradable warrants	Equity	$6.69375	(1)	663,167	—		—	(663,167)	(3)	—
Non-tradable warrants	Equity	$1.60	December 2022	—	392,834	(3)	—	—		392,834
Non-tradable warrants	Equity	$7.96875	(1)	33,158	—		—	—		33,158
Non-tradable warrants	Equity	$14.10	March 2021	5,000	—		—	—		5,000
Non-tradable warrants	Equity	$21.15	March 2021	8,333	—		—	—		8,333
Non-tradable warrants	Equity	$7.7895	June 2021	15,000	—		—	—		15,000
Non-tradable pre-funded warrants	Equity	$0.15	none	86,167	—		(33,333)	—		52,834
Non-tradable warrants	Equity	$6.375	(2)	4,432,962	—		—	(4,432,962)	(3)	—
Non-tradable warrants	Equity	$1.600	December 2022	—	1,806,104	(3)	—	—		1,806,104
Non-tradable pre-funded warrants	Equity	$0.15	none	262,068	—		(187,451)	—		74,617
Non-tradable warrants	Equity	$2.00	September 2023	—	109,585		—	—		109,585
Non-tradable pre-funded warrants	Equity	$0.0001	none	—	24,750,000		(23,500,000)	—		1,250,000
Non-tradable warrants	Equity	$0.20	November 2024	—	55,000,000		(13,963,000)	—		41,037,000
Non-tradable warrants	Equity	$0.250	November 2024	—	2,521,875		—	—		2,521,875
Non-tradable warrants	Equity	$0.287	December 2024	—	7,163,324		(3,581,662)	—		3,581,662
Non-tradable warrants	Equity	$0.43625	December 2024	—	716,332			—		716,332
Non-tradable warrants	Equity	$0.298	December 2024	—	6,939,432		(3,469,716)	—		3,469,716
Non-tradable warrants	Equity	$0.45030	December 2024	—	693,943			—		693,943

				5,725,506	100,093,429		(44,735,162)	(5,096,129)		55,987,644

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

(2)
These preferred stock warrants expired on the 18-month anniversary of June 8, 2018, the date on which the Company publicly announced through the filing of a Current Report on Form 8-K that a Certificate of Amendment to the Company's Tenth Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 100,000,000 to 250,000,000, was filed with the Secretary of State of the State of Delaware. These preferred stock warrants may be exercised on a cashless basis in certain circumstances specified therein.

(3)
In September 2019, the Company entered into securities purchase agreements with certain investors pursuant to which it agreed to sell an aggregate of 2,198,938 shares of its common stock in a registered direct offering. The investors in this offering were holders of the Company's warrants to purchase shares of its convertible preferred stock. The Company also entered into a warrant amendment with each investor pursuant to which, for each share of common stock purchased by the investor in the offering, the Company would amend one outstanding warrant with an exercise price of $6.69375 per common share held by the investor and/or one outstanding warrant with an exercise price of $6.375 per common share held by the investor, as applicable, to reduce the exercise price to $1.60 per common share and to extend the term of the warrants to December 31, 2022. The price for amending one outstanding warrant was $0.125 per share (on an as-converted basis per share of common stock). 270,333 of the warrants with an exercise price of $6.69375 were not amended and expired on December 31, 2019. 2,626,858 of the warrants with an exercise price of $6.375 were not amended and expired on December 8, 2019.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Net Loss Per Share of Common Stock

        The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
Basic and diluted net loss per share of common stock:
Net loss attributable to Onconova Therapeutics, Inc	$(21,503,000)	$(20,573,000)

Weighted average shares of common stock outstanding	14,384,476	4,124,073

Net loss per share of common stock—basic and diluted	$(1.49)	$(4.99)

        The following potentially dilutive securities outstanding at December 31, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive (reflects the number of common shares as if the dilutive securities had been converted to common stock):

	December 31,
	2019	2018
Warrants	54,609,799	5,725,506
Stock options	994,453	379,328

	55,604,252	6,104,834

        The Company completed several securities offerings in November and December 2019. Common stock outstanding at December 31, 2019 was 111,167,352 shares. The Company completed an offering of 27,662,518 common shares in January 2020. Also, during January and February 2020, the Company issued 28,426,200 common shares related to warrant exercises. Common stock outstanding at February 29, 2020 was 167,256,070 shares.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Revenue

        The Company recognized revenue under its license and collaboration agreements with SymBio, HanX, Pint and STA as follows (See Note 14):

	Year ended December 31,
	2019	2018
Symbio
Upfront license fee recognition over time	$227,000	$398,000
Supplies	55,000	61,000
HanX—rigosertib
Upfront license payment recognized at a point in time	1,751,000	—
HanX—ON123300
Upfront license payment recognized at a point in time	—	450,000
Pint
Upfront license payment recognized at a point it time	—	319,000
Knight
Upfront license payment recognized at a point it time	100,000	—
STA
Upfront license payment recognized at a point it time	50,000	—

	$2,183,000	$1,228,000

        Deferred revenue is as follows:

Symbio Upfront Payment
Deferred balance at December 31, 2018	$4,148,000
Recognition to revenue	227,000

Deferred balance at December 31, 2019	$3,921,000

        See Note 14, "License and Collaboration Agreements," for a further discussion of the agreements with SymBio, HanX, Pint and STA.

7. Balance Sheet Detail

        Prepaid expenses and other current assets are as follows:

	December 31,
	2019	2018
Research and development	$321,000	$415,000
Manufacturing	25,000	111,000
Insurance	164,000	166,000
Other	140,000	68,000

	$650,000	$760,000

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Balance Sheet Detail (Continued)

        Accrued expenses and other current liabilities are as follows:

	December 31,
	2019	2018
Research and development	$2,016,000	$2,285,000
Employee compensation	1,537,000	1,650,000
Professional fees	242,000	225,000
Other	—	13,000

	$3,795,000	$4,173,000

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

        On January 5, 2016, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with an institutional investor providing for the issuance and sale by the Company of 12,912 shares of Common Stock, at a purchase price of $142.50 per share and warrants to purchase up to 6,456 shares of Common Stock (the "Warrants") for aggregate gross proceeds of $1,840,000. The Company has classified the warrants as a liability (see Note 4). The estimated fair value using the Black-Scholes pricing model was approximately $0 at December 31, 2019 and 2018.

        On July 29, 2016 the Company closed on a Rights Offering, issuing 239,986 shares of Common Stock, 212,801 Tradable Warrants and 43,760 Pre-Funded Warrants. The Tradable Warrants are exercisable for a period of five years for one share of Common Stock at an exercise price of $73.80 per share. After the one-year anniversary of issuance, the Company may redeem the Tradable Warrants for $0.001 per Tradable Warrant if the volume weighted average price of its Common Stock is above $184.50 for each of 10 consecutive trading days. The Company has classified the Tradable Warrants as a liability (see Note 5). The Tradable Warrants have been listed on the Nasdaq Capital Market since issuance and the Company regularly monitors the trading activity. The Company has determined that an active and orderly market for the Tradable Warrants has developed and that the Nasdaq Capital Market price is the best indicator of fair value of the warrant liability. The quoted market price was used to determine the fair value at December 31, 2019 and 2018.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Fair Value Measurements (Continued)

        The Company estimated the fair value of the non-tradable warrant liability at December 31, 2019 using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.59%
Expected volatility	105.64%
Expected term	1.52 years
Expected dividend yield	0%

        Expected volatility is based on the historical volatility of the Company's common stock since its IPO in July 2013.

        The following fair value hierarchy table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	Fair Value Measurement as of:
	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance
Tradable warrants liability	$113,000	$—	$—	$113,000	$176,000	$—	$—	$176,000
Non-tradable warrants liability	—	—	—	—	—	—	—	—

Total	$113,000	$—	$—	$113,000	$176,000	$—	$—	$176,000

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

        Income taxes have been based on the following income (loss) before income tax expense:

	December 31,
	2019	2018
Domestic	$(21,527,000)	$(20,579,000)
Foreign	34,000	45,000

	$(21,493,000)	$(20,534,000)

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

        The provision (benefit) for income taxes consists of the following:

	December 31,
	2019	2018
Current
US Federal	$—	$—
State and Local	—	—
Foreign	10,000	13,000

Total Current	$10,000	$13,000

Deferred
US Federal	$—	$(137,000)
State and Local	—	—
Foreign	—	—

Total Deferred	$—	$—

Total (Benefit) Expense	$10,000	$(124,000)

        As of December 31, 2019, the Company had federal net operating loss ("NOL") carry forwards of $252,792,000, state NOL carry forwards of $210,231,000 and research and development tax credit carry forwards of $84,990,000, which may be available to reduce future taxable income. There are $210,490,000 of federal NOLs that were generated in tax periods prior to 2018 that will begin to expire at various dates starting in 2022 and ending in 2037. The NOLs that were generated in 2018 and 2019 of $42,293,000 will carry forward indefinitely and not expire pursuant to changes in tax laws but will be limited in a single tax year to 80 percent of federal taxable income. The state NOL carry forwards will begin to expire at various dates starting in 2025. The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. The Company believes such a change occurred and may impact available net operating losses and carry over research credits generated. The Company has not performed any detailed analysis as it expects these to expire before utilization and has provided for a full valuation allowance. The Company will complete a full Section 382 and 383 analysis prior to any utilization of any NOL and tax credit carry forwards. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

        The Company's reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. The Company recognized no material adjustment for unrecognized income tax benefits. Through December 31, 2019, the Company had no unrecognized tax benefits or related interest and penalties accrued.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

        The principal components of the Company's deferred tax assets are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryovers	$69,640,000	$63,494,000
R&D tax credits	84,899,000	82,246,000
Non-qualified stock options	4,969,000	4,611,000
Deferred revenue	1,133,000	1,175,000
Charitable contributions	4,000	4,000
Accrued expenses	429,000	454,000
Fixed assets	88,000	92,000

Deferred tax assets	161,162,000	152,076,000
Less valuation allowance	(161,025,000)	(151,939,000)

Net deferred tax assets	$137,000	$137,000

        ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2019 and 2018, respectively, except for the refundable AMT credit. The Company experienced a net change in valuation allowance of $9,086,000 and $7,564,000 for the years ended December 31, 2019 and 2018, respectively.

        A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	December 31,
	2019	2018
Federal income tax expense at statutory rate	21.0%	21.0%
Permanent items	(0.1)	1.4
State income tax, net of federal benefit	9.0	6.9
Tax credits	12.3	12.2
Change in valuation allowance	(42.3)	(36.6)
Other	—	(4.3)

Effective income tax rate	(0.1)%	0.6%

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

        The 2018 Plan was amended and restated following unanimous approval of the Company's Board of Directors on April 24, 2019 and was approved by the Company's shareholders on June 17, 2019. The amended 2018 Plan (the "Amended Plan") allowed for an additional 589,500 shares of the Company's common stock that may be issued under the Amended Plan with respect to awards made on and after June 17, 2019. At December 31, 2019, there were 59,731 shares available for future issuance.

        Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company's statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

been recognized since the Company's inception. The Company recognized stock-based compensation expense as follows for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
General and administrative	$721,000	$589,000
Research and development	327,000	507,000

	$1,048,000	$1,096,000

        A summary of stock option activity for the six months ended December 31, 2019 is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2018	95,264	379,328	$76.33	9.19	$0
Authorized	589,500	—
Granted	(669,998)	669,998	$.59	9.93
Exercised	—	—	$—
Forfeitures	44,965	(54,873)	$38.87	8.84
Balance, December 31, 2019	59,731	994,453	$27.37	9.32	$0

Vested or expected to vest, December 31, 2019		963,447	$106.58	7.97	$0

Exercisable at December 31, 2019		245,523	$106.58	7.97	$0

        Information with respect to stock options outstanding and exercisable at December 31, 2019 is as follows:

Exercise Price	Shares	Exercisable
$0.31	605,000	—
$3.39 - $3.72	51,998	7,000
$4.34 - $7.05	269,913	174,700
$16.35 - $97.50	48,133	44,428
$222.00 - $225.00	1,871	1,871
$348.00 - $597.00	4,867	4,866
$651.00 - $1,129.50	5,426	5,413
$1,992.00 - $2,268.00	6,910	6,910
$4,156.50 - $4,371.00	335	335

	994,453	245,523

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

        As of December 31, 2019, there was $704,000 of unrecognized compensation expense related to the unvested stock options issued from April 24, 2013 through December 31, 2019, which is expected to be recognized over a weighted-average period of approximately 2.52 years.

        The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

	Year ended December 31,
	2019	2018
Risk-free interest rate	1.77%	2.84%
Expected volatility	103.01%	79.42%
Expected term	5.99 years	5.94 years
Expected dividend yield	0%	0%
Weighted average grant date fair value	$0.44	$1.18

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

  •
  Estimated forfeiture rate: The Company's estimated annual forfeiture rate on stock option grants was 4.14% in 2019 and 2018, based on the historical forfeiture experience.

11. Employee Benefit Plan

        The Company has a 401(k) Retirement Savings Plan. Employees are eligible to participate in the plan as soon as they join the Company if they are at least 21 years of age and work a minimum of 1,000 hours per year. The Company matches $0.75 for every dollar of the first 6% of payroll that employees invest, up to the legal limit. Employer contributions vest immediately. For the years ended December 31, 2019 and 2018, the Company contributed $135,000 and $224,000, respectively.

12. Commitments and Contingencies

Operating leases

        In January 2007, the Company entered into a lease for 8,100 square feet of office and lab space in Newtown, Pennsylvania, and in October 2009, the Company and the landlord amended the lease to add three additional one-year options to extend the lease term. In November 2013 the Company renewed the lease for the period April 1, 2014 to March 31, 2015, for rent of $11,000 per month. In December 2014 the Company renewed the lease for the period April 1, 2015 to March 31, 2016, for rent of $11,500 per month. In November 2015 the Company renewed the lease for the period April 1, 2016 to March 31, 2017, for rent of $11,900 per month. In September 2012, the Company sub-leased an additional 1,356 square feet of office space. The lease was renewed through February 28, 2017 for rent of $1,600 per month. In February 2017, the Company combined the leases and renewed the lease for the combined space for the period March 1, 2017 to February 28, 2018, for rent of $13,800 per month. The Company renewed the lease for the combined space for the period March 1, 2018 to February 28, 2019, for rent of $14,200 per month. The Company renewed the lease for the combined space for the period March 1, 2019 to February 28, 2020, for rent of $14,700 per month. The Company renewed the lease for the combined space for the period March 1, 2020 to February 28, 2021, for rent of $15,100 per month.

        Future minimum lease payments under these non-cancellable leases having terms in excess of one year as of December 31, 2019 are as follows:

December 31, 2019
2020	$180,000
2021	30,000

Total minimum lease payments	$210,000

        Net rent expense was $158,000 and $165,000 for the years ended December 31, 2019 and 2018, respectively.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingencies (Continued)

Employment agreements

        The Company has entered into employment agreements with certain of its executives. The agreements provide for, among other things, salary, bonus and severance payments.

13. Research Agreements

        The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University ("Temple"), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through December 31, 2019 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company. No sublicense fees were incurred during 2019 or 2018.

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

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

14. License and Collaboration Agreements (Continued)

HanX ON 123300 Agreement

        In December 2017, the Company entered into a license and collaboration agreement with HanX, a company focused on development of novel oncology products, for the further development, registration and commercialization of ON 123300 in Greater China. ON 123300 is a preclinical compound which the Company believes has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. The key feature of the collaboration is that HanX provides all funding required for Chinese IND enabling studies performed for Chinese Food and Drug Administration IND approval. The Company and HanX also intended for these studies to comply with the FDA standards. Accordingly, such studies may be used by the Company for an IND filing with the FDA. The Chinese IND was approved in January 2020. The Company plans to file a US IND related to 123300 after obtaining the required manufacturing data. The cGMP manufacturer for ON 123300 has been identified and qualified. It is anticipated that the cGMP API would be available in 4-6 months. Subsequently, the drug product will be manufactured with an anticipated filing of an IND in Q4 of 2020. The Company maintains global rights outside of China.

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

Pint Agreement

        On March 2, 2018, the Company entered into a License, Development and Commercialization Agreement (the "Pint License Agreement") and a Securities Purchase Agreement (the "Pint Securities Purchase Agreement") with Pint.

        Under the terms of the Pint License Agreement, the Company granted Pint an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and commercialize any pharmaceutical product (the "Pint Licensed Product") containing rigosertib in all uses of rigosertib in humans in Latin American countries (the "Pint Territory," including Argentina, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Cuba, Dominican Republic, Ecuador, El Salvador, French Guiana, British Guiana, Suriname, Guatemala, Haiti, Honduras, Mexico, Nicaragua, Panama, Paraguay, Peru, Uruguay and Venezuela).

        Pint agreed to make an upfront equity investment in the Company's common stock. In addition, the Company could receive up to $41.5 million in additional regulatory, development and sales-based milestone payments, an additional equity investment, as well as tiered, double digit royalties based on net aggregate net sales in the Pint Territory. Pint and the Company have also agreed to enter into a supply agreement providing for Pint purchasing rigosertib and the Pint Licensed Product from the Company within 90 days of the FDA approval of an a New Drug Application ("NDA") for the Pint Licensed Product.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

14. License and Collaboration Agreements (Continued)

        Pint may terminate the Pint License Agreement in whole (but not in part) at any time upon 45 days' prior written notice. The Pint License Agreement also contains certain provisions for termination by either party in the event of breach of the Pint License Agreement by the other party, subject to a cure period, or bankruptcy of the other party.

        Under the terms of the Pint Securities Purchase Agreement, Pint agreed to make an upfront equity investment in the Company at a specified premium to the Company's share price. Pursuant to the Pint Securities Purchase Agreement, closing of the upfront equity investment occurred on April 4, 2018 and Pint purchased 54,463 shares of common stock for $1,250,000. The total amount of the premium was $319,000 and this amount was allocated to the license.

        In addition, under the Pint Securities Purchase Agreement, if the FDA approves the NDA for the Pint Licensed Product, Pint will reimburse the Company for certain research and development expenses. Half of the reimbursement amount will be paid in cash, the other half of the amount will be by an equity investment at a premium to the average of the volume weighted average price of common stock for the ten consecutive trading days ended on the day the FDA approves the NDA.

        Pursuant to the Pint Securities Purchase Agreement, the common stock purchased by Pint is subject to certain lock-up restrictions and Pint is entitled to certain registration and participation rights.

        The Company assessed the Pint arrangement for revenue recognition in accordance with ASC 606 and determined that the license was distinct and that control of the license had been transferred during the second quarter of 2018. As such, the Company recognized the $319,000 allocated to the license in the quarter ended June 30, 2018.

Knight Agreement

        In November 2019 (the "Effective Date"), Onconova Therapeutics, Inc. (the "Company") entered into a Distribution, License and Supply Agreement (the "License Agreement") with Knight Therapeutics Inc. ("Knight"). Under the terms of the License Agreement, the Company granted Knight (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and manufacture any product (the "Licensed Product") containing rigosertib for Canada (and Israel should Knight exercise its option) (the "Territory") and in human uses (the "Field"), and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to commercialize the Licensed Product in the Territory and in the Field.

        Knight has also agreed to obtain from the Company all of Knight's requirements of the Licensed Products for the Territory, and the Company has agreed to supply Knight with all of its requirements of the Licensed Products. The Company may, at its discretion, use the services of a contract manufacturer to manufacture and package the Licensed Products.

        In addition, the Company has granted Knight an exclusive right of first refusal with respect to all or any part of the Territory, to store, market, promote, sell, offer for sale and/or distribute any ROFR Products. As used in the License Agreement, "ROFR Products" means all products other than the Licensed Product that are owned, licensed, or controlled by the Company as of the Effective Date and all improvements thereto.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

14. License and Collaboration Agreements (Continued)

        The Company received an upfront payment of $100,000 and is eligible to receive clinical, regulatory and sales-based milestone payments up to CAD 33.95 million. The Company is also eligible to receive tiered double-digit royalties based on net sales in the Territory.

        The License Agreement is for a term of 15 years from the launch on a country by country basis in the Territory and contains customary provisions for termination by either party in the event of breach of the License Agreement by the other party (subject to a cure period), bankruptcy of the other party, or challenges to the patents by any sublicensee or assignee.

        The Company assessed the Knight License Agreement for revenue recognition in accordance with ASC 606 and determined that the license was distinct and that control of the license had been transferred during the fourth quarter of 2019. As such, the Company recognized the $100,000 allocated to the license in the quarter ended December 31, 2019.

Specialised Therapeutics Asia Pte. Ltd. Agreement

        On December 18, 2019 (the "Effective Date"), Onconova Therapeutics, Inc. (the "Company") entered into a Distribution, License and Supply Agreement (the "License Agreement") with Specialised Therapeutics Asia Pte. Ltd. ("Licensee"). Under the terms of the License Agreement, the Company granted Licensee (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and manufacture any product (the "Licensed Product") containing rigosertib for Australia and New Zealand (the "Territory") and in human uses (the "Field"), and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to commercialize the Licensed Product in the Territory and in the Field.

        Licensee has also agreed to obtain from the Company all of Licensee's requirements of the Licensed Products for the Territory, and the Company has agreed to supply Licensee with all of its requirements of the Licensed Products. The Company may, at its discretion, use the services of a contract manufacturer to manufacture and package the Licensed Products.

        There was an upfront fee of $50,000 and the Company may be entitled to receive clinical, regulatory and sale-based milestone payments up to $30.55 million. The Company may also be entitled to receive tiered double-digit royalties based on net sales in the Territory.

        The License Agreement is for a term of 15 years from the launch on a country by country basis in the Territory and contains customary provisions for termination by either party in the event of breach of the License Agreement by the other party (subject to a cure period), bankruptcy of the other party, or challenges to the patents by any sublicensee or assignee.

        The Company assessed the License Agreement for revenue recognition in accordance with ASC 606 and determined that the license was distinct and that control of the license had been transferred during the fourth quarter of 2019. As such, the Company recognized the $50,000 allocated to the license in the quarter ended December 31, 2019.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

14. License and Collaboration Agreements (Continued)

HanX Rigosertib Agreement (terminated)

        On May 10, 2019, the Company entered into a License and Collaboration Agreement (the "HanX License Agreement") with HanX and two Securities Purchase Agreements (the "HanX Securities Purchase Agreements"), one with HanX and the other with an affiliate of HanX.

        Under the terms of the HanX License Agreement, the Company granted HanX an exclusive, royalty-bearing license, with the right to sublicense, to study and commercialize rigosertib in greater China (the "HanX Territory," including the People's Republic of China, Hong Kong, Macau and Taiwan).

        In exchange for these rights, the agreement required HanX to make upfront payments to the Company totaling $4 million, including a $2.0 million upfront fee and an investment totaling $2.0 million to purchase shares of the Company at a premium to market. HanX was also required to dedicate $2.0 million in local currency, to be placed in escrow, for clinical development expenses in the HanX Territory. In addition, the agreement provided for potential payments to the Company for regulatory, development and sales-based milestone payments up to $45.5 million and tiered royalties up to double digits on net sales in in the HanX Territory. The Company would supply rigosertib for sale in the HanX Territory.

        The HanX License Agreement also contained certain provisions for termination by either party in the event of breach of the HanX License Agreement by the other party, subject to a cure period, or bankruptcy of the other party.

        Under the terms of the HanX Securities Purchase Agreement, HanX and its affiliate agreed to make upfront equity investments in the Company at a specified premium to the Company's share price. The common stock purchased by HanX and its affiliates is subject to certain lock-up restrictions and HanX and its affiliates are entitled to certain registration and participation rights.

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

        Pursuant to the HanX Securities Purchase Agreements, closing of one of the upfront equity investments occurred on May 15, 2019 when an affiliate of HanX purchased 103,520 shares of common stock for $0.5 million. The total amount of the premium was $0.1 million and this amount was recognized as license revenue during the three months ended June 30, 2019. The remaining upfront equity investments represent equity-classified forward contracts for the purchase of the Company's equity at a pre-determined price. The premium of the future equity purchase from HanX as of the contract date of $0.2 million was recognized as license revenue during the three months ended June 30, 2019 and was included in other current assets, pending receipt of payment.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

14. License and Collaboration Agreements (Continued)

        On July 9, 2019, the Company extended the deadline for payments under the HanX License Agreement and the HanX Securities Purchase Agreements. On August 8, 2019 Onconova received the non-refundable license fee from HanX. On August 14, 2019, the Company further extended the deadline of HanX's remaining upfront payments relating to its equity investment in the Company while HanX continued to seek Chinese regulatory approval for such equity investment. In December 2019, the Company reassessed the likelihood of receiving the $0.2 million premium on the equity investment previously recorded as revenue. The Company reversed the $0.2 million revenue in December 2019.

        On January 16, 2020, the Company determined HanX did not fulfill its obligations under the License Agreement and, in accordance with the terms of the License Agreement, the License Agreement was deemed to be void ab initio. Upon this termination, the rights to Product in the Territory reverted to the Company in accordance with the terms of the License Agreement. In addition, the Securities Purchase Agreements terminated automatically effective upon the termination of the License Agreement in accordance with the Securities Purchase Agreements.

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

16. Related-Party Transactions

        The Company has entered into a research agreement, as subsequently amended, with the Mount Sinai School of Medicine ("Mount Sinai"), with which a member of its board of directors and a significant stockholder is affiliated. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in connection with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions. Payments to Mount Sinai under this research agreement for the years ended December 31, 2019 and 2018 were $325,000 and $351,000, respectively. At December 31, 2019 and 2018, the Company had $150,000 and $88,000 payable to Mount Sinai under this agreement.

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Related-Party Transactions (Continued)

        The Company has entered into a consulting agreement with a member of its board of directors. The board member provides consulting services to the Company on the terms set forth in the agreement. Payments to this board member under this agreement for the years ended December 31, 2019 and 2018 were $132,000 and $132,000, respectively. At December 31, 2019 and December 31, 2018, the Company had $33,000 and $33,000, respectively, payable under this agreement.

17. Securities Registrations and Sales Agreements

February 2018 Offering

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

April 2018 Offering

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

September 2019 Offering

        On September 23, 2019, the Company entered into securities purchase agreements with certain institutional and accredited investors pursuant to which it agreed to sell an aggregate of 2,198,938 shares of its common stock in a registered direct offering to the investors for gross proceeds of approximately $3.5 million. The purchase price per share of common stock was $1.60 per share.

        The investors in this offering are holders of the Company's February 2018 Preferred Stock Warrants and May 2018 Preferred Stock Warrants. The Company also entered into a warrant amendment with each investor pursuant to which, for each share of common stock purchased by the investor in the offering, the Company will amend one outstanding February 2018 Preferred Stock Warrant held by the investor and/or one outstanding May 2018 Preferred Stock Warrant held by the investor, as applicable, to reduce the exercise price of the February 2018 Preferred Stock Warrants and/or May 2018 Preferred Stock Warrants to $1.60 per share (on an as-converted basis per share of common stock) and to extend the term of the February 2018 Preferred Stock Warrants and/or May 2018 Preferred Stock Warrants to December 31, 2022. The price for amending one outstanding February 2018 Preferred Stock Warrant and/or one outstanding May 2018 Preferred Stock Warrant was $0.125 per share (on an as-converted basis per share of common stock). On an as-converted basis per share of common stock, 392,834 February 2018 Preferred Stock Warrants and 1,806,104 May 2018 Preferred Stock Warrants were modified in connection with this offering. The modification of these warrants resulted in an increase in their fair value of approximately $2.1 million, calculated using a

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Securities Registrations and Sales Agreements (Continued)

Black-Scholes valuation model. This amount was recorded as a cost of the financing in additional paid-in capital because this modification was required to complete the offering.

        The offering closed on September 25, 2019. Net proceeds from the offering were approximately $3.3 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

        The Company also entered into an engagement letter (the "September 2019 HCW Engagement Letter") with HCW pursuant to which HCW agreed to serve as exclusive placement agent for the offering. The Company agreed to pay HCW $56,000 for non-accountable expenses, and $10,000 for clearing expenses. The Company also agreed to issue to HCW placement agent warrants to purchase up to 109,585 shares of common stock. The placement agent warrants have an exercise price of $2.00 per share of common stock, which equals 125% of the offering price for the shares sold in the registered direct offering. The placement agent warrants will be immediately exercisable and will expire on September 23, 2023.

        Additionally, the Company granted to HCW, subject to certain conditions, a six-month right of first refusal with respect to additional raises of funds. In addition, if any investor introduced to the Company by HCW participates in a capital raising transaction during the eight months following termination or expiration of the engagement of HCW, the Company agreed to pay to HCW compensation of 8% of the capital provided by such investor.

        The shares the Company's common stock subject to the securities purchase agreement were sold pursuant to a prospectus supplement filed with the SEC, in connection with a takedown from the Company's effective shelf registration statement on Form S-3 (File No. 333-221684) and the base prospectus dated as of December 28, 2017 contained in such Registration Statement. The Company also filed with the SEC amended prospectus supplements relating to the amendments to the February 2018 warrants (pursuant to a registration statement on Form S-1 (Registration No. 333-222374)) and May 2018 warrants (pursuant to a registration statement on Form S-1 (Registration No. 333-224315)).

November 2019 Offering

        On November 21, 2019, the Company priced its public offering of (i) 30,250,000 shares of its common stock and common stock warrants to purchase shares of common stock for an aggregate purchase price of $0.20 per share and common stock warrant and (ii) 24,750,000 pre-funded warrants to purchase one share of common stock and common stock warrants for an aggregate purchase price of $0.1999 per pre-funded warrant and common stock warrant. In total the Company issued 55,000,000 common stock warrants. The common stock warrants have an exercise price of $0.20 per share of common stock, were exercisable upon issuance and expire five years from the date of issuance.

        Subject to certain ownership limitations, the pre-funded warrants were immediately exercisable and may be exercised at any time until all of the pre-funded warrants are exercised in full.

        In connection with the offering, the Company entered into a Securities Purchase Agreement with certain institutional investors.

        Pursuant to the September 2019 HCW Engagement Letter, HCW served as exclusive placement agent for this offering. In connection with the offering, he Company paid HCW cash fee equal to 7% of the gross proceeds in the offering, management fee equal to 1.0% of the gross proceeds raised in the offering, $50,000 for non-accountable expenses, and $110,000 in legal fees and expenses. The

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Securities Registrations and Sales Agreements (Continued)

Company also issued to HCW or its designees placement agent warrants to purchase 2,521,875 shares of common stock at an exercise price of $0.25 per share. The placement agent warrants are immediately exercisable and will expire on November 21, 2024.

        The net proceeds to the Company from the offering were approximately $9.7 million, after deducting placement agent's fees and other estimated offering expenses payable by the Company.

        This offering was made pursuant to the Company's effective registration statement on Form S-1 (Registration No. 333-234360). The offering closed on November 25, 2019.

December 6, 2019 Offering

        On December 6, 2019, the Company entered into definitive securities purchase agreements with institutional investors for the issuance and sale in a registered direct offering of (i) 14,326,648 shares of the Company's common stock, and (ii) common stock warrants to purchase up to a total of 7,163,324 shares of common stock at an offering price of $0.349 per share and accompanying 0.5 common stock warrant. Each common stock warrant is exercisable for one share of our common stock at an exercise price of $0.287 per share, is exercisable immediately upon issuance and has a term of five years from the date of issuance.

        The Company also entered into an Engagement Letter (the "December 2019 HCW Engagement Letter") with HCW, pursuant to which HCW agreed to serve as exclusive placement agent for the offering. Additionally, the Company granted to HCW, subject to certain conditions, a twelve-month right of first refusal with respect to additional raises of funds by us. In addition, if any investor introduced to us by HCW participates in a capital raising transaction during the eight months following termination or expiration of our engagement of HCW, the Company has agreed to pay to HCW the cash compensation described herein in connection with capital provided by such investor.

        In connection with the offering, the Company paid HCW an aggregate cash fee equal to 7.0% of the gross proceeds in the offering, management fee equal to 1.0% of the gross proceeds raised in the offering, $85,000 for non-accountable expenses; and $10,000 for clearing fees. The Company also issued to HCW or its designees placement agent warrant to purchase up to 716,332 shares of common stock at an exercise price of $0.43625 per share. The placement agent warrants are immediately exercisable and will expire on December 6, 2024.

        The net proceeds to us from the offering, after deducting HCW's placement agent fees and expenses and other estimated offering expenses payable by the Company were approximately $4.4 million.

        The offering was pursuant to a prospectus dated December 28, 2017, and a prospectus supplement dated as of December 6, 2019 to be filed in connection with a takedown from the Company's shelf registration statement on Form S-3 (File No. 333-221684). The offering closed on December 10, 2019.

December 17, 2019 Offering

        On December 17, 2019, the Company entered into definitive securities purchase agreements with institutional investors for the issuance and sale in a registered direct offering of (i) 13,878,864 shares of the Company's common stock, and (ii) common stock warrants to purchase up to a total of 6,939,432 shares of common stock at an offering price of $0.36026 per share and accompanying 0.5 common stock warrant. Each common stock warrant is e exercisable for one share of our common stock at an

Onconova Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Securities Registrations and Sales Agreements (Continued)

exercise price of $0.298 per share, is exercisable immediately upon issuance and has a term of five years from the date of issuance.

        Pursuant to the December 2019 HCW Engagement Letter, HCW agreed to serve as exclusive placement agent for the offering. In connection with the offering, the Company paid HCW an aggregate cash fee equal to 7.0% of the gross proceeds in the offering, management fee equal to 1.0% of the gross proceeds raised in the offering, $85,000 for non-accountable expenses; and $10,000 for clearing fees. The Company also issued to HCW or its designees placement agent warrant to purchase up to 693,943 shares of common stock at an exercise price of $0.4503 per share. The placement agent warrants are immediately exercisable and will expire on December 17, 2024.

        The net proceeds to the Company from the offering, after deducting HCW's placement agent fees and expenses and other estimated offering expenses payable by the Company were approximately $4.4 million.

        The offering was pursuant to a prospectus dated December 28, 2017, and a prospectus supplement dated as of December 17, 2019 to be filed in connection with a takedown from the Company's shelf registration statement on Form S-3 (File No. 333-221684). The offering closed on December 19, 2019.

18. Subsequent Events

December 31, 2019 Offering

        On December 31, 2019, the Company entered into definitive securities purchase agreements with institutional investors for the issuance and sale in a registered direct offering of 27,662,518 shares of the Company's common stock at an offering price of $0.3615 per share.

        Pursuant to the December 2019 HCW Engagement Letter, HCW agreed to serve as exclusive placement agent for the offering. In connection with the offering, the Company paid HCW an aggregate cash fee equal to 7.0% of the gross proceeds in the offering, management fee equal to 1.0% of the gross proceeds raised in the offering, $85,000 for non-accountable expenses; and $10,000 for clearing fees. The Company also issued to HCW or its designees placement agent warrant to purchase up to 1,383,126 shares of common stock at an exercise price of $0.4519 per share. The placement agent warrants are immediately exercisable and will expire on December 31, 2023.

        The net proceeds to the Company from the offering, after deducting HCW's placement agent fees and expenses and other estimated offering expenses payable by the Company were approximately $9.0 million and were received in January 2020.

        The offering was pursuant to a prospectus dated December 28, 2017, and a prospectus supplement dated as of December 31, 2019 to be filed in connection with a takedown from the Company's shelf registration statement on Form S-3 (File No. 333-221684). The offering closed on January 3, 2020.

Warrant Exercises 2020

        During the period January 1, 2020 to February 29, 2020, 28,426,200 warrants from the November 2019 offering have been exercised, resulting in proceeds of $5.7 million.

HanX Rigosertib Agreement (terminated)

        The HanX rigosertib agreement was terminated on January 16, 2020. The Company does not expect the termination to have an effect on the Company's financial statements subsequent to December 31, 2019 (see Note 14).