Form 10-Q
period 2020-03-31
Onconova Therapeutics, Inc.
filed 2020-05-15
CIK 1130598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of May 1, 2020 was 168,666,070.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	ONTX	The Nasdaq Stock Market LLC
Common Stock Warrants	ONTXW	The Nasdaq Stock Market LLC

ONCONOVA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Onconova Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$31,036,000	$22,726,000
Receivables	45,000	98,000
Prepaid expenses and other current assets	795,000	650,000
Total current assets	31,876,000	23,474,000
Property and equipment, net	47,000	50,000
Other non-current assets	150,000	150,000
Total assets	$32,073,000	$23,674,000

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,183,000	$4,271,000
Accrued expenses and other current liabilities	2,501,000	3,795,000
Deferred revenue	226,000	226,000
Total current liabilities	6,910,000	8,292,000
Warrant liability	176,000	113,000
Deferred revenue, non-current	3,639,000	3,695,000
Total liabilities	10,725,000	12,100,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 authorized at March 31, 2020 and December 31, 2019, none issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Common stock, $0.01 par value, 250,000,000 authorized at March 31, 2020 and December 31, 2019, 167,416,070 and 111,167,352 shares issued and outstanding at March 31, 2020 and December 31, 2019	1,674,000	1,112,000
Additional paid in capital	428,189,000	413,879,000
Accumulated other comprehensive loss	(24,000)	(18,000)
Accumulated deficit	(408,491,000)	(403,399,000)
Total stockholders' equity	21,348,000	11,574,000

Total liabilities and stockholders' equity	$32,073,000	$23,674,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$52,000	$68,000
Operating expenses:
General and administrative	1,807,000	3,234,000
Research and development	3,370,000	4,075,000
Total operating expenses	5,177,000	7,309,000
Loss from operations	(5,125,000)	(7,241,000)

Change in fair value of warrant liability	(63,000)	(427,000)
Other income, net	96,000	68,000
Net loss	$(5,092,000)	$(7,600,000)

Net loss per share, basic and diluted	$(0.03)	$(1.29)
Basic and diluted weighted average shares outstanding	160,346,087	5,890,098

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(5,092,000)	$(7,600,000)
Other comprehensive loss, before tax:
Foreign currency translation adjustments, net	(6,000)	(6,000)
Other comprehensive loss, net of tax	(6,000)	(6,000)
Comprehensive loss	$(5,098,000)	$(7,606,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)

	Three Month Periods Ended March 31, 2020 and 2019
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	deficit	loss	Total
Balance at December 31, 2019	111,167,352	$1,112,000	$413,879,000	$(403,399,000)	$(18,000)	$11,574,000

Net loss	-	-	-	(5,092,000)	-	(5,092,000)
Other comprehensive loss	-	-	-	-	(6,000)	(6,000)
Stock-based compensation	-	-	93,000	-	-	93,000
Issuance of common stock, net	27,662,518	276,000	8,786,000	-	-	9,062,000
Issuance of common stock upon exercise of warrants	28,586,200	286,000	5,431,000	-	-	5,717,000
Balance at March 31, 2020	167,416,070	$1,674,000	$428,189,000	$(408,491,000)	$(24,000)	$21,348,000

Balance at December 31, 2018	5,674,220	$57,000	$387,238,000	$(381,896,000)	$(12,000)	$5,387,000

Net loss	-	-	-	(7,600,000)	-	(7,600,000)
Other comprehensive loss	-	-	-	-	(6,000)	(6,000)
Stock-based compensation	-	-	650,000	-	-	650,000
Issuance of common stock upon exercise of warrants	220,784	2,000	31,000	-	-	33,000
Balance at March 31, 2019	5,895,004	$59,000	$387,919,000	$(389,496,000)	$(18,000)	$(1,536,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months ended March 31,
	2020	2019
Operating activities:
Net loss	$(5,092,000)	$(7,600,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,000	8,000
Change in fair value of warrant liabilities	63,000	427,000
Stock compensation expense	93,000	650,000
Changes in assets and liabilities:
Receivables	53,000	-
Prepaid expenses and other current assets	(145,000)	-
Accounts payable	(88,000)	295,000
Accrued expenses and other current liabilities	(1,294,000)	(324,000)
Deferred revenue	(56,000)	(57,000)
Net cash used in operating activities	(6,463,000)	(6,601,000)

Investing activities:
Payments for purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Financing activities:
Proceeds from the sale of common stock and warrants, net of costs	9,062,000	-
Proceeds from the exercise of warrants	5,717,000	33,000
Net cash provided by financing activities	14,779,000	33,000
Effect of foreign currency translation on cash	(6,000)	(6,000)
Net increase (decrease) in cash and cash equivalents	8,310,000	(6,574,000)
Cash and cash equivalents at beginning of period	22,726,000	16,970,000
Cash and cash equivalents at end of period	$31,036,000	$10,396,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

The Company

Onconova Therapeutics, Inc. (the "Company") was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company's headquarters are located in Newtown, Pennsylvania. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule product candidates primarily to treat cancer. The Company has proprietary targeted cancer agents designed to work against specific cellular pathways that are important to cancer cells. We believe that the product candidates in our pipeline have the potential to be efficacious in a variety of cancers. The Company has three clinical-stage product candidates and several preclinical programs. During 2012, Onconova Europe GmbH was established as a wholly owned subsidiary of the Company for the purpose of further developing business in Europe.

The Company has entered into several license and collaboration agreements. In 2011, the Company entered into a license agreement, as subsequently amended, with SymBio Pharmaceuticals Limited ("SymBio"), which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. In December 2017, the Company entered into a license and collaboration agreement with HanX for the further development, registration and commercialization of ON 123300 in Greater China. ON 123300 is a preclinical compound which the Company believes has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. Under the terms of the agreement, the Company received an upfront payment, and will receive regulatory and commercial milestone payments, as well as royalties on Chinese sales. The key feature of the collaboration is that HanX provides all funding required for Chinese IND enabling studies performed for Chinese Food and Drug Administration IND approval. The Company and HanX also intended for these studies to comply with the FDA standards. Accordingly, such studies may be used by the Company for an IND filing with the FDA. The Chinese IND was approved in January 2020. The Company plans to file a US IND related to 123300 after obtaining the required manufacturing data. The cGMP manufacturer for ON 123300 has been identified and qualified. It is anticipated that the cGMP API would be available in 4-6 months. Subsequently, the drug product will be manufactured with an anticipated filing of an IND in Q4 of 2020. The Company maintains global rights outside of China. On March 2, 2018, the Company entered into a License, Development and Commercialization Agreement with Pint International SA (which, together with its affiliate Pint Pharma GmbH, are collectively referred to as "Pint"). Under the terms of the agreement, the Company granted Pint an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and commercialize any pharmaceutical product containing rigosertib in all uses of rigosertib in certain Latin America countries. In May 2019, the Company entered into a License and Collaboration Agreement (the "HanX License Agreement") with HanX Biopharmaceuticals, Inc. ("HanX"). Under the terms of the HanX License Agreement, the Company granted HanX an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and commercialize any pharmaceutical product (the "HanX Product") containing rigosertib in all uses of rigosertib or the HanX Product in humans therapeutics uses in the People's Republic of China, Hong Kong, Macau and Taiwan (the "HanX Territory"). In connection with the License Agreement, the Company also entered into a Securities Purchase Agreement with each of HanX and Abundant New Investments Ltd. ("Abundant"), an affiliate of HanX (each, a "Securities Purchase Agreement" and together, the "Securities Purchase Agreements"). HanX did not fulfill its obligations under the HanX License Agreement and in January 2020, in accordance with the terms of the HanX License Agreement, the HanX License Agreement was deemed to be void ab initio. Upon this termination, the rights to HanX Product in the HanX Territory reverted to the Company in accordance with the terms of the HanX License Agreement. In addition, the Securities Purchase Agreements terminated automatically effective upon the termination of the HanX License Agreement in accordance with the Securities Purchase Agreements. In November 2019, the Company entered into a Distribution, License and Supply Agreement (the "Knight License Agreement") with Knight Therapeutics Inc. ("Knight"). Under the terms of the Knight License Agreement, the Company granted Knight (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and manufacture any product (the "Knight Licensed Product") containing rigosertib for Canada (and Israel should Knight exercise its option) (the "Knight Territory") and in human uses (the "Field"), and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to commercialize the Knight Licensed Product in the Knight Territory and in the Field. Knight has also agreed to obtain from the Company us all of its requirements of the Knight Licensed Products for the Knight Territory, and the Company has agreed to supply Knight with all of its requirements of the Knight Licensed Products. In December 2019, the Company entered into a Distribution, License and Supply Agreement (the "STA License Agreement") with Specialised Therapeutics Asia Pte. Ltd. ("STA"). Under the terms of the STA License Agreement, the Company granted STA (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and manufacture any product (the "STA Licensed Product") containing rigosertib for Australia and New Zealand (the "STA Territory") and in human uses (the "Field"), and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to commercialize the STA Licensed Product in the STA Territory and in the Field. STA has also agreed to obtain from the Company all of its requirements of the STA Licensed Products for the STA Territory, and the Company has agreed to supply STA with all of its requirements of the STA Licensed Products.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity

The Company has incurred recurring operating losses since inception. For the three months ended March 31, 2020, the Company incurred a net loss of $5,092,000 and as of March 31, 2020 the Company had generated an accumulated deficit of $408,491,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At March 31, 2020, the Company had cash and cash equivalents of $31,036,000. The Company will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy.

In February and March 2019 the Company implemented a workforce reduction. Six employees were terminated, which represented approximately 24% of the Company's workforce. A severance related charge of approximately $1,843,000, which included a non-cash charge of approximately $415,000 related to the accelerated vesting of outstanding stock options, was recorded in the three months ended March 31, 2019. Of the total severance related charge of $1,843,000; $1,562,000 was recorded in general and administrative operating expenses and $281,000 was recorded in research and development operating expenses. The severance expense was paid in periodic amounts through February 2020.

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

On January 3, 2020, the Company closed on an offering of common stock. The Company issued 27,662,518 shares of common stock and net proceeds were approximately $9.0 million. In addition, during the quarter ended March 31, 2020; 28,586,200 warrants from the November 2019 offering have been exercised, resulting in proceeds of $5.7 million.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019, the consolidated statements of stockholders’ equity (deficit) for the three months ended March 31, 2020 and 2019 and the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2020, the results of its operations for the three months ended March 31, 2020 and 2019, and its cash flows for the three months ended March 31, 2020 and 2019. The financial data and other information disclosed in these notes related to the three months ended March 31, 2020 and 2019 are unaudited. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K filed with the SEC on March 27, 2020.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K filed with the SEC on March 27, 2020. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

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

At January 1, 2019 and March 31, 2020 the Company had one lease, which was for office space. The lease qualifies for the short term lease exception. Consequently, no ROU Asset or Lease Liability was recorded. The lease payments are being recognized as an expense on a straight-line basis over the lease term. Lease payments for the three months ended March 31, 2020 were $45,000. Remaining payments due under the lease at March 31, 2020 are $166,000.

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

In August 2018, the FASB issued guidance which changes the disclosure requirements for fair value measurement. The guidance amends the disclosure requirements in ASC Topic 820 by adding, changing, or removing certain disclosures. The guidance is effective for fiscal years beginning after December 15, 2019. The Company adopted this guidance effective January 1, 2020. There was no impact to the Company’s financial position, results of operations or financial statement disclosures as a result of the adoption.

In November 2018, the FASB issued guidance, which clarifies the interaction between ASC Topic 808, Collaborative Arrangements , and ASC Topic 606, Revenue from Contracts with Customers . The guidance, among other items, clarifies that certain transactions between collaborative participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The guidance is effective for fiscal years beginning after December 15, 2019. The Company adopted this guidance effective January 1, 2020. There was no impact to the Company’s financial position and results of operations as a result of the adoption.

In June 2016, the FASB issued new guidance on the accounting for credit losses on financial instruments. The guidance was amended in November 2019. The new guidance introduces an expected loss model for estimating credit losses, replacing the incurred loss model. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses (and subsequent recoveries). The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those years, with early adoption permitted. The Company is evaluating the impact of the adoption of the standard on its consolidated financial statements.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3.  Revenue

The Company’s revenue during the three ended March 31, 2020 and 2019 was from its license and collaboration agreement with SymBio.

	Three Months Ended March 31,
	2020	2019
Symbio
Upfront license fee recognition over time	$56,000	$57,000
Supplies and other	(4,000)	11,000

	$52,000	$68,000

Deferred revenue is as follows:

Symbio
Upfront Payment
Deferred balance at December 31, 2019	$3,921,000
Recognition to revenue	56,000

Deferred balance at March 31, 2020	$3,865,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4.  Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at March 31, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive (reflects the number of common shares as if the dilutive securities had been converted to common stock):

	March 31,
	2020	2019
Warrants	27,373,567	5,504,722
Stock options	1,017,393	345,794
	28,390,960	5,850,516

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

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the three months ended March 31, 2020 is as follows:

				Balance				Balance
		Exercise	Expiration	December 31,	Warrants	Warrants	Warrants	March 31,
Description	Classification	Price	Date	2019	Issued / Amended	Exercised	Expired / Amended	2020
Non-tradable warrants	Liability	$172.50	July 2021	6,456	-	-	-	6,456
Tradable warrants	Liability	$73.80	July 2021	212,801	-	-	-	212,801
Non-tradable pre-funded warrants	Equity	$0.15	July 2023	394	-	-	-	394
Non-tradable warrants	Equity	$1.60	December 2022	392,834	-	-	-	392,834
Non-tradable warrants	Equity	$14.10	March 2021	5,000	-	-	-	5,000
Non-tradable warrants	Equity	$21.15	March 2021	8,333	-	-	-	8,333
Non-tradable warrants	Equity	$7.7895	June 2021	15,000	-	-	-	15,000
Non-tradable pre-funded warrants	Equity	$0.15	none	52,834	-	-	-	52,834
Non-tradable warrants	Equity	$1.600	December 2022	1,806,104	-	-	-	1,806,104
Non-tradable pre-funded warrants	Equity	$0.15	none	74,617	-	-	-	74,617
Non-tradable warrants	Equity	$2.00	September 2023	109,585	-	-	-	109,585
Non-tradable pre-funded warrants	Equity	$0.0001	none	1,250,000	-	-	-	1,250,000
Non-tradable warrants	Equity	$0.20	November 2024	41,037,000	-	(28,586,200)	-	12,450,800
Non-tradable warrants	Equity	$0.250	November 2024	2,521,875	-	-	-	2,521,875
Non-tradable warrants	Equity	$0.287	December 2024	3,581,662	-	-	-	3,581,662
Non-tradable warrants	Equity	$0.43625	December 2024	716,332	-	-	-	716,332
Non-tradable warrants	Equity	$0.298	December 2024	3,469,716	-	-	-	3,469,716
Non-tradable warrants	Equity	$0.45030	December 2024	693,943	-		-	693,943
Non-tradable warrants	Equity	$0.45190	December 2023	-	1,383,126		-	1,383,126
				55,954,486	1,383,126	(28,586,200)	-	28,751,412

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Detail

Prepaid expenses and other current assets:

	March 31,	December 31,
	2020	2019
Research and development	$366,000	$321,000
Manufacturing	39,000	25,000
Insurance	168,000	164,000
Other	222,000	140,000
	$795,000	$650,000

Property and equipment:

	March 31,	December 31,
	2020	2019
Property and equipment	$2,283,000	$2,283,000
Accumulated depreciation	(2,236,000)	(2,233,000)
	$47,000	$50,000

Accrued expenses and other current liabilities:

	March 31,	December 31,
	2020	2019
Research and development	$1,863,000	$2,016,000
Employee compensation	526,000	1,537,000
Professional fees	112,000	242,000
	$2,501,000	$3,795,000

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

On January 5, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional investor providing for the issuance and sale by the Company of 12,912 shares of Common Stock, at a purchase price of $142.50 per share and warrants to purchase up to 6,456 shares of Common Stock (the “Warrants”) for aggregate gross proceeds of $1,840,000. The Company has classified the warrants as a liability (see Note 5). The estimated fair value using the Black-Scholes pricing model was approximately $0 at March 31, 2020 and December 31, 2019.

On July 29, 2016 the Company closed on a Rights Offering, issuing 239,986 shares of Common Stock, 212,801 Tradable Warrants and 43,760 Pre-Funded Warrants. The Tradable Warrants are exercisable for a period of five years for one share of Common Stock at an exercise price of $73.80 per share. After the one-year anniversary of issuance, the Company may redeem the Tradable Warrants for $0.001 per Tradable Warrant if the volume weighted average price of its Common Stock is above $184.50 for each of 10 consecutive trading days. The Company has classified the Tradable Warrants as a liability (see Note 5). The Tradable Warrants have been listed on the Nasdaq Capital Market since issuance and the Company regularly monitors the trading activity. The Company has determined that an active and orderly market for the Tradable Warrants has developed and that the Nasdaq Capital Market price is the best indicator of fair value of the warrant liability. The quoted market price was used to determine the fair value at December 31, 2019 and March 31, 2020.

The Company estimated the fair value of the non-tradable warrant liability at March 31, 2020, using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	0.20%
Expected volatility	82.18%
Expected term	1.33 years
Expected dividend yield	0%

Expected volatility is based on the historical volatility of the Company’s Common Stock since its IPO in July 2013.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Fair Value Measurements (Continued)

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	Fair Value Measurement as of:
	March 31, 2020				December 31, 2019

	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance
Tradable warrants liability	$176,000	$-	$-	$176,000	$113,000	$-	$-	$113,000
Non-tradable warrants liability	-	-	-	-	-	-	-	-
Total	$176,000	$-	$-	$176,000	$113,000	$-	$-	$113,000

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

The 2018 Plan was amended following unanimous approval of the Company’s Board of Directors on April 24, 2019 and was approved by the Company’s shareholders on June 17, 2019.  The amended 2018 Plan (the “Amended Plan”) allowed for an additional 589,500 shares of the Company’s common stock that may be issued under the Amended Plan with respect to awards made on and after June 17, 2019.  At March 31, 2020, there were 36,791 shares available for future issuance.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense as follows for the three ended March 31, 2020 and 2019:

	Three Months ended March 31,
	2020	2019
General and administrative	$45,000	$538,000
Research and development	48,000	112,000
	$93,000	$650,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.  Stock-Based Compensation (Continued)

A summary of stock option activity for the three months ended March 31, 2020 is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2019	59,731	994,453	$27.37	9.32	$0
Authorized	—	—
Granted	(34,750)	34,750	$0.303	10.00
Exercised	—	—	$—
Forfeitures	11,810	(11,810)	$29.99	1.77
Balance, March 31, 2020	36,791	1,017,393	$25.22	9.12	$0
Vested or expected to vest, March 31, 2020		985,933	$95.98	7.81	$0
Exercisable at March 31, 2020		257,495	$95.98	7.81	$0

Information with respect to stock options outstanding and exercisable at March 31, 2020 is as follows:

Exercise Price	Shares		Exercisable
$0.30 - $0.31	629,750	6	—
$3.39 – $3.72	51,998		7,000
$4.34 – $7.05	269,913		187,500
$16.35 – $97.50	48,133		45,410
$222.00 - $225.00	1,871		1,871
$348.00 – $597.00	4,867		4,866
$651.00 – $1,129.50	3,616		3,603
$1,992.00 - $2,268.00	6,910		6,910
$4,156.50 - $4,371.00	335		335
	1,017,393		257,495

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

As of March 31, 2020, there was $613,000 of unrecognized compensation expense related to the unvested stock options issued from April 24, 2013 through March 31, 2020, which is expected to be recognized over a weighted-average period of approximately 2.32 years.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.  Stock-Based Compensation (Continued)

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

	Three Months ended March 31,
	2020	2019
Risk-free interest rate	0.46%	1.92%
Expected volatility	105.30%	82.58%
Expected term	6.00 years	5.85 years
Expected dividend yield	0%	0%
Weighted average grant date fair value	$0.24	$1.81

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

•            Expected Forfeiture rate: The Company’s estimated annual forfeiture rate on stock option grants was 4.14% in 2020 and 2019, based on the historical forfeiture experience.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through March 31, 2020 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. License and Collaboration Agreement

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Related-Party Transactions

The Company has entered into a research agreement, as subsequently amended, with the Mount Sinai School of Medicine (“Mount Sinai”), with which a member of its board of directors and a stockholder is affiliated. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in collaboration with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions, resulting therefrom. Payments to Mount Sinai under this research agreement for the three months ended March 31, 2020 and 2019 were $124,000 and $88,000, respectively. At March 31, 2020 and December 31, 2019, the Company had $124,000 and $150,000, respectively, payable to Mount Sinai under this agreement.

The Company has entered into a consulting agreement with a member of its board of directors. The board member provides consulting services to the Company on the terms set forth in the agreement. Payments to this board member for both the three months ended March 31, 2020 and 2019 were $33,000. At both March 31, 2020 and December 31, 2019, the Company had $33,000 payable under this agreement.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Securities Registrations and Sales Agreements

January 2020 Offering

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with interim unaudited condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report, and the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the SEC on March 27, 2020. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Onconova” refer to Onconova Therapeutics, Inc. and its consolidated subsidiaries.

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

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

•	our need for additional financing for our INSPIRE trial and other operations, and our ability to obtain sufficient funds on acceptable terms when needed, and our plans and future needs to scale back operations if adequate financing is not obtained;

•	our ability to continue as a going concern;

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	the success and timing of our preclinical studies and clinical trials, including site initiation and patient enrollment, and regulatory approval of protocols for future clinical trials;

•	our ability to enter into, maintain and perform collaboration agreements with other pharmaceutical companies, for funding and commercialization of our clinical product candidates or preclinical compounds, and our ability to achieve certain milestones under those agreements;

•	the difficulties in obtaining and maintaining regulatory approval of our product candidates, and the labeling under any approval we may obtain;

•	our plans and ability to develop, manufacture and commercialize our product candidates;

•	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;

•	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

•	regulatory developments in the United States and foreign countries;

•	the rate and degree of market acceptance of any of our product candidates;

•	obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;

•	the successful development of our commercialization capabilities, including sales and marketing capabilities;

•	recently enacted and future legislation and regulation regarding the healthcare system;

•	the success of competing therapies and products that are or become available;

•	our ability to maintain the listing of our securities on a national securities exchange;

•	the potential for third party disputes and litigation;

•	the performance of third parties, including contract research organizations (“CROs”) and third-party manufacturers; and

•	the impact of the novel coronavirus disease, COVID-19, to global economy and capital markets, and to our business and our financial results.

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

You should also read carefully the factors described in the “Risk Factors” in our most recent annual report on Form 10-K and in this report, to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this report and you should not place undue reliance on any forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule product candidates primarily to treat cancer. We have proprietary targeted agents designed to work against cellular pathways important to cancer cells. We believe that the product candidates in our pipeline have the potential to be efficacious in a variety of cancers. We have one Phase 3 clinical-stage product candidate and two other clinical-stage product candidates (one of which has been studied for treatment of acute radiation syndromes) and preclinical programs. Our current efforts are focused on our lead product candidate, rigosertib. Rigosertib has been tested in an intravenous formulation as a single agent for patients with higher-risk myelodysplastic syndromes ("MDS"), and an oral formulation as a single agent in lower risk MDS or in combination with azacitidine for patients with higher-risk MDS.

In December 2015, we enrolled the first patient into our INSPIRE trial, a randomized controlled Phase 3 clinical trial of intravenous rigosertib ("rigosertib IV") in a population of patients with higher-risk MDS after failure of hypomethylating agent ("HMA") therapy. The primary endpoint of INSPIRE is improvement in overall survival. An interim analysis of the trial was performed in January 2018. We completed enrollment of the required 360 randomized patients in March 2020. As of March 31, 2020, more than 85% of the required death events have been reported. Based on survival events and trends to date, we anticipate reporting topline survival data in the second half of 2020, following at least 288 confirmed death events.

Our net losses were $5.1 million and $7.6 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $408.5 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met. As of March 31, 2020, we had $31.0 million in cash and cash equivalents.

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

In January 2020, we closed on an offering of common stock. We issued 27,662,518 shares of common stock and net proceeds were approximately $9.0 million. From December 31, 2019 to March 31, 2020; 28,586,200 warrants from our November 2019 offering have been exercised, resulting in proceeds of $5.7 million.

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

We believe that our cash and cash equivalents of $31.0 million, at March 31, 2020, will be sufficient to fund our operations and ongoing trials into the third quarter of 2021. We do not have a recurring source of revenue to fund our operations and will need to raise additional funds to continue to develop and apply for regulatory approval for our drug candidates.

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

The table below summarizes rigosertib programs.

Disease	Formulation	Indication	Stage	Expected Timelines*	Potential Market Opportunity (US)/Benefit

Onconova Initiated Studies

MDS	Intravenous	HR - following HMA failure	Phase 3 -Interim analysis completed -Enrollment completed	Reporting of survival top-line data 2H 2020	~ 5,000 patients	No directly competing FDA approved product in the market

	Oral - in combination with AZA	HR - prior to HMAs	Phase 2/3	-Outcome of September 2019 FDA meeting is that the Company expects to proceed with a Phase 2/3 plecebo controlled randomized trial, following topline reporting of INSPIRE trial.	~ 18,000	No oral NCE approved since 2005

	Oral	Lower Risk	Phase 2	Continue to evaluate target patient population in 2020.	> 10,000	Longer potential duration of treatment

Investigator Initiated Studies - RAS Mutated Cancers

Squamous cell carcinoma	Intravenous and oral	Recessive Dystrophic Epidermolysis bullosa (RDEB) with Advanced Squamous Cell Carcinoma (SCC)	Phase 2	2H 2020 - 2H 2021

Non-small cell lung cancer	Oral - in combination with nivolumab	Stage IV Lung Adenocarcinoma Patients with KRAS Mutation	Phase 1	Q2 2020 - Q4 2021

Other

RASopathies	Intravenous and oral	JMML/other RAS Cancer Pathway diseases	Preclinical	-Preclinical NIH studies completed	Rare disease	Pediatric clinical trial

* We are attempting to mitigate the effects on our study timelines of the COVID 19 pandemic. All of our studies have been impacted to differing extents.

Rigosertib IV for higher-risk MDS

We are developing the IV formulation of rigosertib for the treatment of higher-risk MDS following the failure of HMA therapy. In early 2014, we announced topline survival results from our "ONTIME" trial, a multi-center Phase 3 clinical trial of rigosertib IV as a single agent versus best supportive care including low dose Ara-C. The ONTIME trial did not meet its primary endpoint of an improvement in overall survival in the intent-to-treat population, although improvements in median overall survival were observed in various pre-specified and exploratory subgroups of higher-risk MDS patients. As a result of these analyses, the pivotal INSPIRE trial is an on-going study in what we believe is a more homogenous population in higher-risk MDS.

During 2014 and 2015, we held meetings with the U.S. Food and Drug Administration ("FDA"), European Medicines Agency ("EMA"), and several European national regulatory authorities to discuss and seek guidance on a path for approval of rigosertib IV in higher-risk MDS patients whose disease had failed HMA therapy. After discussions with the FDA and EMA, we refined our patient eligibility criteria by defining what we believe is a more homogenous higher-risk patient population. After regulatory feedback, input from key opinion leaders in the U.S. and Europe and based on learnings from the ONTIME study, we designed a new randomized controlled Phase 3 trial, referred to as INSPIRE. The INSPIRE trial is enrolling higher-risk MDS patients under 82 years of age who have progressed on, relapsed, or failed to respond to, previous treatment with HMAs within nine months or nine cycles over the course of one year after initiation of HMA therapy, and had their last dose of HMA within six months prior to enrollment in the trial. Patients are randomized to either rigosertib with best supportive care, or the physician's choice of therapy with best supportive care. The primary endpoint of this study is the sequential analysis of overall survival of all randomized patients in the intent-to-treat ("ITT") population and the International Prognostic Scoring System- Revised (IPSS-R) Very High Risk ("VHR") subgroup. The first patient in the INSPIRE trial was enrolled in the United States in December 2015, the first patient in Europe was enrolled in March, 2016, and the first patient in Japan was enrolled in July, 2016.

Enrollment for the INSPIRE Phase 3 trial for second-line higher-risk MDS patients is highly selective with stringent entry criteria as outlined above. The INSPIRE study included more than 140 trial sites which enrolled patients, including sites in Japan coordinated by our partner, SymBio Pharmaceuticals. The selection of countries and trial sites was carefully undertaken to ensure availability of appropriate patients meeting eligibility criteria. Since these criteria are purposely designed to be narrow and selective, extensive site screening and education is integral to our plan.

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

After review of the interim data, in January 2018 the Independent Data Monitoring Committee ("DMC") recommended continuation of the trial with a one-time expansion in enrollment, using a pre-planned sample size re-estimation, as determined by the SAP. As recommended by the DMC, the expanded INSPIRE study continued to enroll eligible patients based on the trial criteria of the overall ITT population and increased enrollment by adding 135 patients to the original target to reach a total expected enrollment of 360 patients. The targeted number of death events required for analyzing the results of the trial was increased from 176 to 288 events. Due to the adaptive trial design and the DMC's assessment of the interim data, the INSPIRE trial will continue to sequentially analyze the ITT and the VHR population for the primary endpoint of overall survival. The design of the trial with the expanded study enrollment is identical to the initial study design and includes the sequential analysis of the overall survival endpoint in the ITT population and if required the pre-specified VHR subgroup. The Company remains blinded to the interim analysis results. Following the interim analysis, we expanded the INSPIRE Phase 3 trial to new sites in previously participating countries and into new geographical regions. We completed enrollment of the required 360 randomized patients in March 2020. As of March 2020, more than 85% of the required death events have been reported. Based on survival events and trends to date, we anticipate reporting topline survival data in the second half of 2020, following at least 288 confirmed death events, and presenting the full results at a major medical meeting later in 2020.

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

Rigosertib oral in combination with azacitidine for higher-risk MDS

We are developing rigosertib oral for use in combination with IV azacitidine prior to treatment with HMA therapy for higher risk MDS. We presented updated information regarding our Phase 2 trial with an abstract and oral presentation at the ASH Annual Meeting in December 2019. The focus of this presentation was on patients diagnosed with HMA-naïve, HR MDS. In December 2018, at the American Society of Hematology (ASH) Annual Meeting and in June 2019, at the Congress of the European Hematology Association Meeting (EHA), we presented results from a Phase 1/2, multi-institutional trial of data from the initial portion of an ongoing rigosertib oral and azacitidine combination trial in higher-risk MDS. 55 of 74 HR-MDS patients enrolled and treated with > 840 mg/day oral rigosertib were evaluable for response at the time of the analysis. An Overall Response Rate (ORR) of 90% and Complete Remission (CR) rate (primary endpoint) of 34% was reported in this multi-institutional Phase 1/2 study in HMA naïve patients. HMA naïve patients are patients that had not previously received either azacitidine or decitabine. Such patients were not necessarily treatment naïve patents in that they may have received other therapies used for MDS. An ORR of 54% and CR/Partial Response (PR) of 8% in HMA failed patients was also reported.

The median age of patients was 69, with 59% being male and 41% being female. The IPSS-R distribution was: 7.5% Low, 12.5% Intermediate, 37.5% High, 32.5% Very High and 10% unknown. 76% of patients responded per 2006 International Working Group (IWG) criteria. Responses were as follows:

	Overall		No prior		Prior HMA
	Evaluable		HMA		(failures)
	(N=55)		(N=29)		(N=26)
Complete remission (CR)	11	(20)%	10	(34)%	1	(4)%
Marrow CR + hematologic improvement	10	(18)%	5	(17)%	5	(19)%
Marrow CR alone	13	(24)%	8	(28)%	5	(19)%
Hematologic improvement alone	5	(9)%	3	(10)%	2	(8)%
Stable disease	10	(18)%	3	(10)%	7	(27)%
Overall IWG response	40	(73)%	26	(90)%	14	(54)%

The median duration of response for patients with HMA naïve MDS was 12.2 months

The median time to initial/best response for HMA naïve patients, was 1 cycle and 4 cycles, respectively

The median duration of response for the HMA failed patients was 10.8 months

The median time to initial/best response for patients with HMA failure MDS, was 2 cycles and 5 cycles of treatment, respectively

Safety/Tolerability of the Combination:

Based upon safety results from a comprehensive analysis of patients (HMA-failure and HMA-naïve) receiving oral rigosertib in combination with azacitidine that was presented during ASH in 2018, the combination of rigosertib oral (> 840 mg/day) and azacitidine was well tolerated. The most common TEAEs in > 30% of patients with MDS/AML (n=74) receiving rigosertib oral and azacitidine were hematuria (45%), constipation (43%), diarrhea (42%), fatigue (42%), dysuria (38%) , pyrexia (36%), nausea (35%), neutropenia (31%) thrombocytopenia (30%) .fatigue (39%), diarrhea (37%), constipation (37%) and dysuria (28%). The most common serious AEs were pneumonia (11%) and febrile neutropenia (7%). The most common AEs leading to discontinuation were AML (4%) and pneumonia (4%).

Results of the specific safety subset of patients with HMA-treatment naïve (n=39) that received oral rigosertib in combination with azacitidine were presented at the 2019 ASH conference. Overall, the safety results were similar for this subset of patients compared to those described above. The most common all grade TEAEs in > 30% of patients with HMA-naïve, HR MDS receiving oral rigosertib and azacitidine were hematuria (51%), fatigue (49%), pyrexia (44%), diarrhea (41%), nausea (38%), constipation (36%), dysuria (36%), neutropenia (36%) and thrombocytopenia (36%).

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

We have explored single agent rigosertib oral as a treatment for lower-risk MDS in two Phase 2 clinical trials, 09-05 and 09-07. In December 2017, we presented data at the Annual ASH Meeting from the 09-05 Phase 2 trial. We believe this data demonstrated a 44% rate of achieving transfusion independence in the cohort of Lower-risk MDS patients treated with rigosertib oral at a dose of 560 mg BID (1120 mg over 24 hrs) two out of three weeks. We believe clinical data has indicated that further study of single agent rigosertib oral in transfusion-dependent, lower-risk MDS patients is warranted. Rigosertib has been generally well tolerated. Previously reported genitourinary side effects have been mitigated by optimizing the dosing scheme and oral hydration (ASH 2018). Future clinical trials will be needed to evaluate dosing and schedule modifications and their impact on efficacy and safety results of rigosertib oral in lower-risk MDS patients.

Data presented from the 09-05 trial also suggested the potential of a genomic methylation assessment of bone marrow cells to prospectively identify lower-risk MDS patients likely to respond to rigosertib oral. We therefore expanded the 09-05 trial by adding an additional cohort of 20 patients to advance the development of this genomic methylation test. To date, a biomarker which would predict response has not been identified. Further testing and development of rigosertib oral for lower-risk MDS will be required. We do not currently plan to commence further development of rigosertib oral for lower-risk MDS without additional financing.

Safety and Tolerability of rigosertib oral in MDS and other hematologic malignancies

Rigosertib oral as monotherapy was evaluated in four Onconova Phase 1 and 2 studies in MDS and other hematologic malignancies. In studies of oral rigosertib as monotherapy for the treatment of MDS and other hematologic malignancies:

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

Rare Disease Program in "RASopathies"

Based on the mechanism of action data published in the journal Cell in 2016, we have initiated a collaborative development program focusing on a group of rare diseases with a well-defined molecular basis in expression or defects involving the Ras Effector Pathways. Since "RASopathies" are rare diseases affecting young children, we embarked on a multifaceted collaborative program involving patient advocacy, government and academic organizations. The RASopathies are a group of rare diseases which share a well-defined molecular basis in expression or defects involving Ras Effector Pathways. They are usually caused by germline mutations in genes that alter the RAS subfamily and mitogen-activated protein kinases that control signal transduction, and are among the most common genetic syndromes. Together, this group of diseases can impact more than 1 in 1000 individuals, according to RASopathiesNet.

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

In addition, pre-clinical studies were conducted at the University of California San Francisco and funded through the Leukemia Lymphoma Society. The focus was on Juvenile Myelomonocytic Leukemia (JMML), a well-described RASopathy affecting children which is incurable without an allogenic hematopoietic stem cell transplant.

Investigator Initiated Programs

We are currently supporting investigator-initiated studies that are exploring the use of rigosertib for other cancers driven by mutated Ras genes, including a Phase 1 study of rigosertib in combination with a PD-1 inhibitor for patients with progressive K-Ras mutated non-small cell lung cancer. The investigator opened an Investigational New Drug application with the FDA and the trial also has received local IRB approval. Currently enrollment into this study is temporarily on hold due to COVID-19 pandemic. We also anticipate an investigator-initiated study related to rigosertib in combination with a PD-1 inhibitor for K-Ras mutated metastatic melanoma.

Other Programs

CDK 4/6 + ARK5 Inhibitor (ON123300)

In December 2017, we entered into a license and collaboration agreement with HanX, a company focused on development of novel oncology products, for the further development, registration and commercialization in China of ON 123300. We believe this compound has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. Under the terms of the agreement, we received an upfront payment, and will receive regulatory and commercial milestone payments, as well as royalties on Chinese sales. The key feature of the collaboration is that HanX provides all funding required for Chinese IND enabling studies performed for the Chinese Food and Drug Administration (Chinese FDA) IND approval. In the fourth quarter of 2019, HanX filed an IND with the Chinese FDA. The Chinese IND was approved in January 2020. We and HanX also intended for these studies to comply with the FDA standards. Accordingly, such studies may be used by us for an IND filing with the FDA. We plan to file a US IND related to ON 123300 after obtaining the required manufacturing data. The cGMP manufacturer for ON 123300 has been identified and qualified. It is anticipated that the cGMP API would be available in 4-6 months. Subsequently, the drug product will be manufactured with an anticipated filing of a US IND in Q4 of 2020. We maintain global rights outside of China.

Positive preclinical data was announced at the American Association for Cancer Research (AACR) annual meeting, which took place April 1-5, 2017 in Washington, DC, for ON 123300, a first-in-class dual inhibitor of CDK4/6 + ARK5. We believe our CDK inhibitor is differentiated from other agents in the market (palbociclib, ribociclib and abemaciclib) or in development by its dual inhibition of CDK4/6 + ARK5.

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

Recilisib

Recilisib is a product candidate being developed in collaboration with the U.S. Department of Defense for acute radiation syndromes. We have completed four Phase 1 trials to evaluate the safety and pharmacokinetics of recilisib in healthy human adult subjects using both subcutaneous and oral formulations. We have also conducted animal studies and clinical trials of recilisib under the FDA's Animal Rule, which permits marketing approval for new medical countermeasures for which conventional human efficacy studies are not feasible or ethical, by relying on evidence from adequate and well-controlled studies in appropriate animal models to support efficacy in humans when the results of those studies establish that the drug is reasonably likely to produce a human clinical benefit. Human safety data, however, is still required. Ongoing studies of recilisib, focusing on animal models and biomarker development to assess the efficacy of recilisib were conducted by third parties with government funding. We anticipate that any future development of recilisib beyond these studies would be conducted solely with government funding or by collaboration. Use of government funds to finance the research and development in whole or in part means any future effort to commercialize recilisib will be subject to federal laws and regulations on U.S. government rights in intellectual property. Additionally, we are subject to laws and regulations governing any research contracts, grants, or cooperative agreements under which government funding was provided.

Some of our studies are ongoing and results may change as data becomes available.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our interim unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We believe there have been no significant changes in our critical accounting policies as discussed in our annual report on Form 10-K filed with the SEC on March 27, 2020.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months ended March 31,
	2020	2019	Change
Revenue	$52,000	$68,000	$(16,000)
Operating expenses:
General and administrative	1,807,000	3,234,000	1,427,000
Research and development	3,370,000	4,075,000	705,000
Total operating expenses	5,177,000	7,309,000	2,132,000
Loss from operations	(5,125,000)	(7,241,000)	2,116,000
Change in fair value of warrant liability	(63,000)	(427,000)	364,000
Other income (expense), net	96,000	68,000	28,000
Net loss	$(5,092,000)	$(7,600,000)	$2,508,000

Revenues

Revenues decreased by $16,000, or 24%, for the three months ended March 31, 2020 when compared to the same period in 2019 because of less clinical supply revenue from SymBio in the 2020 period.

General and administrative expenses

General and administrative expenses decreased by $1.4 million, or 44%, to $1.8 million for the three months ended March 31, 2020 from $3.2 million for the three months ended March 31, 2019. The decrease was attributable primarily to $1.1 million of severance and $0.5 million of stock compensation expense resulting from our reduction in work force during the 2019 period. These decreases were partially offset by $0.2 million of consulting expenses in the 2020 period related to information technology support and pre-commercialization advisors.

Research and development expenses

Research and development expenses decreased by $0.7 million, or 13%, to $3.4 million for the three months ended March 31, 2020 from $4.1 million for the three months ended March 31, 2019. This decrease was caused primarily by $0.1 million lower clinical development and consulting expenses on the combination program in the 2019 period, and also by $0.6 million lower personnel and stock compensation expense during the 2020 period, following the reduction in work force completed in the first quarter of 2019.

Change in fair value of warrant liability

The fair value of the warrant liability increased $63,000 for the three months ended March 31, 2020, compared to an increase of $0.4 million for the three months ended March 31, 2019. This change was caused by a smaller increase in the 2020 period of the fair market value of the warrants issued in our rights offering in 2016.

Other income (expense), net

Other income (expense), net, was $96,000 for the three months ended March 31, 2020 and $68,000 for the three months ended March 31, 2019.  The change of $28,000 was due to higher interest income in the 2020 period due to higher cash balances.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $5.1 million and $7.6 million for the three months ended March 31, 2020 and 2019, respectively.  Our operating activities used $6.5 million and $6.6 million of net cash during the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, we had an accumulated deficit of $408.5 million, working capital of $25.0 million, and cash and cash equivalents of $31.0 million. We believe that our cash and cash equivalents as of March 31, 2019, will be sufficient to fund our operations and ongoing trials late into the third quarter of 2021.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(6,463,000)	$(6,601,000)
Investing activities	—	—
Financing activities	14,779,000	33,000
Effect of foreign currency translation	(6,000)	(6,000)
Net increase (decrease) in cash and cash equivalents	$8,310,000	$(6,574,000)

Net cash used in operating activities

Net cash used in operating activities was $6.5 million for the three months ended March 31, 2020 and consisted primarily of a net loss of $5.1 million, including an increase in the fair value of warrant liability of $63,000, and $0.1 million of both noncash stock-based compensation and depreciation expense. Changes in operating assets and liabilities resulted in a net decrease in cash of $1.5 million. Significant changes in operating assets and liabilities included an increase in prepaid expenses and other current assets of $0.1 million, a decrease in accounts payable and accrued liabilities of $1.3 million due to timing of invoices and payments to our vendors, and a decrease in deferred revenue of $0.1 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

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

Net cash used in investing activities

There was no cash used in investing activities during the three months ended March 31, 2020 and 2019.

Net cash provided by financing activities

Net cash provided by financing activities was $14.8 million and $33,000 for the three months ended March 31, 2020 and 2019, respectively.  The net cash provided by financing activities in the 2020 period resulted from proceeds received from the sales of common stock and warrants and the exercise of warrants. The net cash provided by financing activities in the 2019 period resulted from the exercise of warrants.

Operating and Capital Expenditure Requirements

We believe that our cash and cash equivalents of $31.0 million, at March 31, 2020, will be sufficient to fund our operations and ongoing trials into the third quarter of 2021. We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our net cash expenditures in 2020 to be comparable to 2019. We will incur substantial costs beyond the present and planned clinical trials to file a New Drug Application (NDA) for rigosertib. The nature, design, size, and cost of further studies will depend in large part on the outcome of preceding studies and discussions with regulators.

We continue to explore various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources. If we are unable to raise additional capital on terms acceptable to us, we may not be able to continue as a going concern and may be forced to curtail all of our activities and, ultimately, potentially cease operations. If we are unable to raise sufficient additional funding, we may not have sufficient cash flows and liquidity to fund our planned business operations, and may be forced to limit many, if not all, of our programs and consider other means of creating value for our stockholders, such as licensing to others the development and commercialization of products that we consider valuable and would otherwise likely develop ourselves. Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests.

For additional risks, please see “Risk Factors” in Part II of this report and in previously disclosed in our most recent annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any pending material legal proceedings and are not aware of any such proceedings contemplated by governmental authorities.

Item 1A. Risk Factors

The following risk factor should be read in conjunction with the “Risk Factors” previously disclosed in our annual report on Form 10-K filed with the SEC on March 27, 2020.

We may not comply with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our Common Stock could be delisted, which could affect our Common Stock's market price and liquidity and reduce our ability to raise capital.

We are required to meet certain qualitative and financial tests to maintain the listing of our securities on The Nasdaq Capital Market. As of March 31, 2020, we were not in compliance with the Nasdaq continued listing requirements related to minimum bid price. As of March 31, 2020 we were in compliance with the Nasdaq continued listing requirements related to minimum stockholders' equity; however, at certain times during 2019 and 2018 we were not in compliance with this requirement.

On December 4, 2019, we received a letter from The Nasdaq Capital Market ("Nasdaq") indicating that we failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a) (2) requires that companies listed on Nasdaq maintain a minimum closing bid price of at least $1.00 per share.

Under Nasdaq Listing Rule 5810(c)(3)(A), we had a 180 calendar day grace period, or until June 1, 2020, to regain compliance by meeting the continued listing standard. On April 17, 2020, we received a letter from Nasdaq which extended the grace period from June 1, 2020 to August 17, 2020.

The continued listing standard will be met if the Company's common stock has a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180 calendar day grace period. If we are not in compliance by August 17, 2020, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intention to cure the minimum bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary. On April 23, 2020, we filed our Definitive Proxy Statement on Schedule 14A related to our Annual Meeting of Stockholders on May 27, 2020, which included a proposal for a “reverse stock split” by a ratio of not less than one-for-five and not more than one-for-twenty-five, with the exact ratio to be set within this range by our Board of Directors in its sole discretion. There is no assurance that our stockholders will approve the “reverse stock split” proposal.

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

The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our clinical trials, drug manufacturing and nonclinical activities.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of March 2020, has spread to nearly every country and region in the world, including those in which we have active clinical trial sites. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, although we are an essential business and have maintained a limited number of staff in our offices, the majority of our corporate employees and our administrative employees are working remotely. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business, clinical trials, drug manufacturing and nonclinical activities, including:

•	delays or difficulties in enrolling patients in our clinical trials, such as the temporary hold of enrollment in the investigator-initiated Phase 1 study of rigosertib in combination with a PD-1 inhibitor for patients with progressive K-Ras mutated non-small cell lung cancer;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

•	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials and interruption in global shipping that may affect the transport of clinical trial materials;

•	interruptions in nonclinical studies due to restricted or limited operations at our laboratory facility or those of our outsourced service providers;

•	limitations on employee resources that would otherwise be focused on the conduct of our nonclinical studies or clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

•	changes in local regulations as part of a response to COVID-19 which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States; and

•	interruption or delays to our discovery and development pipeline.

In addition, the spread of COVID-19 has had and may continue to severely impact the trading price of shares of our common stock and could further severely impact our ability to raise additional capital on a timely basis or at all.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 may impact our business, including our drug manufacturing, nonclinical activities, clinical trials and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our Certificate of Incorporation requires that the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for the following:

•	any derivative action or proceeding brought on behalf of us;

•	any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, creditors or other constituents;

•	any action asserting a claim against us arising pursuant to any provision of, the Delaware General Corporation Law, the Certificate of Incorporation or our bylaws; or

•	any action asserting a claim against us governed by the internal affairs doctrine, in each such case subject to said Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein.

Provided, that, if and only if the Court of Chancery of the State of Delaware dismisses any of the foregoing actions for lack of subject matter jurisdiction, any such action or actions may be brought in another state court sitting in the State of Delaware.

Because the applicability of the exclusive forum provision is limited to the extent permitted by applicable law, we do not intend that the exclusive forum provision would apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, and acknowledge that federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act. We note that there is uncertainty as to whether a court would enforce the provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

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

Dated: May 15, 2020

/s/ STEVEN M. FRUCMTMAN, M. D.
Steven M. Fruchtman, M.D.
President and Chief Executive Officer
(Principal Executive and Principal Operating Officer)

Dated: May 15, 2020

/s/ MARK GUERIN
Mark Guerin
Chief Financial Officer
(Principal Financial Officer)