Form 10-Q
period 2020-06-30
Onconova Therapeutics, Inc.
filed 2020-08-12
CIK 1130598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           ☒     Yes           ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).       ☒    Yes           ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of August 3, 2020 was 179,653,648.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	ONTX	The Nasdaq Stock Market LLC
Common Stock Warrants	ONTXW	The Nasdaq Stock Market LLC

ONCONOVA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Onconova Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,228,000	$22,726,000
Receivables	41,000	98,000
Prepaid expenses and other current assets	720,000	650,000
Total current assets	27,989,000	23,474,000
Property and equipment, net	60,000	50,000
Other non-current assets	150,000	150,000
Total assets	$28,199,000	$23,674,000

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,148,000	$4,271,000
Accrued expenses and other current liabilities	3,377,000	3,795,000
Deferred revenue	226,000	226,000
Total current liabilities	8,751,000	8,292,000
Warrant liability	232,000	113,000
Deferred revenue, non-current	3,583,000	3,695,000
Total liabilities	12,566,000	12,100,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 authorized at June 30, 2020 and December 31, 2019, none issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Common stock, $0.01 par value, 250,000,000 authorized at June 30, 2020 and December 31, 2019, 174,177,448 and 111,167,352 shares issued and outstanding at June 30, 2020 and December 31, 2019	1,742,000	1,112,000
Additional paid in capital	429,794,000	413,879,000
Accumulated other comprehensive loss	(17,000)	(18,000)
Accumulated deficit	(415,886,000)	(403,399,000)
Total stockholders' equity	15,633,000	11,574,000

Total liabilities and stockholders' equity	$28,199,000	$23,674,000

See accompanying notes to condensed consolidated financial statements.

2

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$56,000	$2,022,000	$108,000	$2,090,000
Operating expenses:
General and administrative	2,594,000	1,760,000	4,401,000	4,994,000
Research and development	4,801,000	3,895,000	8,171,000	7,969,000
Total operating expenses	7,395,000	5,655,000	12,572,000	12,963,000
Loss from operations	(7,339,000)	(3,633,000)	(12,464,000)	(10,873,000)

Change in fair value of warrant liability	(56,000)	32,000	(119,000)	(395,000)
Other income, net	-	40,000	96,000	107,000
Net loss	$(7,395,000)	$(3,561,000)	$(12,487,000)	$(11,161,000)
Net loss per share, basic and diluted	$(0.04)	$(0.60)	$(0.08)	$(1.89)
Basic and diluted weighted average shares outstanding	169,552,619	5,948,471	164,949,353	5,919,446

See accompanying notes to condensed consolidated financial statements.

3

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(7,395,000)	$(3,561,000)	$(12,487,000)	$(11,161,000)
Other comprehensive loss, before tax:
Foreign currency translation adjustments, net	7,000	4,000	1,000	(2,000)
Other comprehensive income (loss), net of tax	7,000	4,000	1,000	(2,000)
Comprehensive loss	$(7,388,000)	$(3,557,000)	$(12,486,000)	$(11,163,000)

See accompanying notes to condensed consolidated financial statements.

4

Onconova Therapeutics, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)

	Three Month Periods Ended June 30, 2020 and 2019
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	deficit	income (loss)	Total
Balance at March 31, 2020	167,416,070	$1,674,000	$428,189,000	$(408,491,000)	$(24,000)	$21,348,000

Net loss	-	-	-	(7,395,000)	-	(7,395,000)
Other comprehensive income	-	-	-	-	7,000	7,000
Stock-based compensation	-	-	92,000	-	-	92,000
Issuance of common stock upon exercise of warrants	5,511,378	55,000	1,525,000	-	-	1,580,000
Issuance of common stock upon exercise of pre-funded warrants	1,250,000	13,000	(12,000)	-	-	1,000
Balance at June 30, 2020	174,177,448	$1,742,000	$429,794,000	$(415,886,000)	$(17,000)	$15,633,000

Balance at March 31, 2019	5,895,004	$59,000	$387,919,000	$(389,496,000)	$(18,000)	$(1,536,000)

Net loss	-	-	-	(3,561,000)	-	(3,561,000)
Other comprehensive income	-	-	-	-	4,000	4,000
Stock-based compensation	-	-	155,000	-	-	155,000
Issuance of common stock, net	103,520	1,000	391,000	-	-	392,000
Balance at June 30, 2019	5,998,524	$60,000	$388,465,000	$(393,057,000)	$(14,000)	$(4,546,000)

	Six Month Periods Ended June 30, 2020 and 2019
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	deficit	income (loss)	Total
Balance at December 31, 2019	111,167,352	$1,112,000	$413,879,000	$(403,399,000)	$(18,000)	$11,574,000

Net loss	-	-	-	(12,487,000)	-	(12,487,000)
Other comprehensive income	-	-	-	-	1,000	1,000
Stock-based compensation	-	-	185,000	-	-	185,000
Issuance of common stock, net	27,662,518	276,000	8,786,000	-	-	9,062,000
Issuance of common stock upon exercise of warrants	34,097,578	341,000	6,956,000	-	-	7,297,000
Issuance of common stock upon exercise of pre-funded warrants	1,250,000	13,000	(12,000)	-	-	1,000
Balance at June 30, 2020	174,177,448	$1,742,000	$429,794,000	$(415,886,000)	$(17,000)	$15,633,000

Balance at December 31, 2018	5,674,220	$57,000	$387,238,000	$(381,896,000)	$(12,000)	$5,387,000

Net loss	-	-	-	(11,161,000)	-	(11,161,000)
Other comprehensive loss	-	-	-	-	(2,000)	(2,000)
Stock-based compensation	-	-	805,000	-	-	805,000
Issuance of common stock upon
exercise of warrants	220,784	2,000	31,000	-	-	33,000
Issuance of common stock, net	103,520	1,000	391,000	-	-	392,000
Balance at June 30, 2019	5,998,524	$60,000	$388,465,000	$(393,057,000)	$(14,000)	$(4,546,000)

See accompanying notes to condensed consolidated financial statements.

5

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months ended June 30,
	2020	2019
Operating activities:
Net loss	$(12,487,000)	$(11,161,000)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	5,000	8,000
Change in fair value of warrant liabilities	119,000	395,000
Stock compensation expense	185,000	805,000
Changes in assets and liabilities:
Receivables	57,000	(1,679,000)
Prepaid expenses and other current assets	(70,000)	(73,000)
Accounts payable	877,000	711,000
Accrued expenses and other current liabilities	(418,000)	(403,000)
Deferred revenue	(112,000)	(113,000)
Net cash used in operating activities	(11,844,000)	(11,510,000)

Investing activities:
Payments for purchase of property and equipment	(15,000)	-
Net cash used in investing activities	(15,000)	-

Financing activities:
Proceeds from the sale of common stock and warrants, net of costs	9,062,000	391,000
Proceeds from the exercise of warrants	7,298,000	33,000
Net cash provided by financing activities	16,360,000	424,000
Effect of foreign currency translation on cash	1,000	(2,000)
Net increase (decrease) in cash and cash equivalents	4,502,000	(11,088,000)
Cash and cash equivalents at beginning of period	22,726,000	16,970,000
Cash and cash equivalents at end of period	$27,228,000	$5,882,000

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

The Company has entered into several license and collaboration agreements. In 2011, the Company entered into a license agreement, as subsequently amended, with SymBio Pharmaceuticals Limited ("SymBio"), which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. In December 2017, the Company entered into a license and collaboration agreement with HanX for the further development, registration and commercialization of ON 123300 in greater China. ON 123300 is a preclinical compound which the Company believes has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. Under the terms of the agreement, the Company received an upfront payment, and will receive regulatory and commercial milestone payments, as well as royalties on Chinese sales. The key feature of the collaboration is that HanX provides all funding required for Chinese IND enabling studies performed for Chinese Food and Drug Administration IND approval. The Company and HanX also intended for these studies to comply with the FDA standards. Accordingly, such studies may be used by the Company for an IND filing with the FDA. The Chinese IND was approved in January 2020. The Company anticipates filing a US IND related to ON 123300 in Q4 of 2020. The Company maintains global rights outside of China. On March 2, 2018, the Company entered into a License, Development and Commercialization Agreement (the “Pint License Agreement”) with Pint International SA (which, together with its affiliate Pint Pharma GmbH, are collectively referred to as "Pint"). Under the terms of the agreement, the Company granted Pint an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how, to develop and commercialize any pharmaceutical product containing rigosertib in all uses of rigosertib in certain Latin American countries. In May 2019, the Company entered into a License and Collaboration Agreement (the "HanX License Agreement") with HanX Biopharmaceuticals, Inc. ("HanX"). Under the terms of the HanX License Agreement, the Company granted HanX an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how, to develop and commercialize any pharmaceutical product (the "HanX Product") containing rigosertib in all uses of rigosertib or the HanX Product in human therapeutic uses in the People's Republic of China, Hong Kong, Macau and Taiwan (the "HanX Territory"). In connection with the HanX License Agreement, the Company also entered into a Securities Purchase Agreement with each of HanX and Abundant New Investments Ltd. ("Abundant"), an affiliate of HanX (each, a "Securities Purchase Agreement" and together, the "Securities Purchase Agreements"). HanX did not fulfill its obligations under the HanX License Agreement and in January 2020, in accordance with the terms of the HanX License Agreement, the HanX License Agreement was deemed to be void ab initio. Upon this termination, the rights to HanX Product in the HanX Territory reverted to the Company in accordance with the terms of the HanX License Agreement. In addition, the Securities Purchase Agreements terminated automatically effective upon the termination of the HanX License Agreement in accordance with the Securities Purchase Agreements. In November 2019, the Company entered into a Distribution, License and Supply Agreement (the "Knight License Agreement") with Knight Therapeutics Inc. ("Knight"). Under the terms of the Knight License Agreement, the Company granted Knight (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how, to develop and manufacture any product (the "Knight Licensed Product") containing rigosertib for Canada (and Israel, should Knight exercise its option as set forth in the Knight License Agreement) (the "Knight Territory") and in human uses (the "Field"), and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how, to commercialize the Knight Licensed Product in the Knight Territory and in the Field. Knight has also agreed to obtain from the Company all of its requirements of the Knight Licensed Products for the Knight Territory, and the Company has agreed to supply Knight with all of its requirements of the Knight Licensed Products. In December 2019, the Company entered into a Distribution, License and Supply Agreement (the "STA License Agreement") with Specialised Therapeutics Asia Pte. Ltd. ("STA"). Under the terms of the STA License Agreement, the Company granted STA (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how, to develop and manufacture any product (the "STA Licensed Product") containing rigosertib for Australia and New Zealand (the "STA Territory") and in human uses (the "Field"), and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how, to commercialize the STA Licensed Product in the STA Territory and in the Field. STA has also agreed to obtain from the Company all of its requirements of the STA Licensed Products for the STA Territory, and the Company has agreed to supply STA with all of its requirements of the STA Licensed Products.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity

The Company has incurred recurring operating losses since inception. For the six months ended June 30, 2020, the Company incurred a net loss of $12,487,000 and as of June 30, 2020 the Company had generated an accumulated deficit of $415,886,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At June 30, 2020, the Company had cash and cash equivalents of $27,228,000. The Company will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy.

In February and March 2019 the Company implemented a workforce reduction. Six employees were terminated, which represented approximately 24% of the Company's workforce. A severance related charge of approximately $1,843,000, which included a non-cash charge of approximately $415,000 related to the accelerated vesting of outstanding stock options, was recorded in the three months ended March 31, 2019. Of the total severance related charge of $1,843,000, $1,562,000 was recorded in general and administrative operating expenses and $281,000 was recorded in research and development operating expenses. The severance expense was paid in periodic amounts through February 2020.

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

On January 3, 2020, the Company closed on an offering of common stock. The Company issued 27,662,518 shares of common stock and net proceeds were approximately $9.0 million. In addition, during the six months ended June 30, 2020; 35,347,578 warrants from the November and December 2019 offerings described above have been exercised, resulting in proceeds of $7.3 million. From July 1, 2020 to August 12, 2020, 9,400,819 warrants have been exercised resulting in proceeds of $2.5 million.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company has and may continue to delay, scale-back, or eliminate certain of its research and development activities and other aspects of its operations until such time as the Company is successful in securing additional funding. The Company is exploring various dilutive and non-dilutive sources of funding, including equity financings, strategic alliances, business development and other sources. The future success of the Company is dependent upon its ability to obtain additional funding. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. The Company currently anticipates that current cash and cash equivalents will be sufficient to meet its anticipated cash requirements into the fourth quarter of 2021.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019, the consolidated statements of stockholders’ equity (deficit) for the three and six months ended June 30, 2020 and 2019 and the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2020, the results of its operations for the three and six months ended June 30, 2020 and 2019, and its cash flows for the six months ended June 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2020 and 2019 are unaudited. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K filed with the SEC on March 27, 2020.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Revenue

The Company’s revenue during the three and six months ended June 30, 2020 and 2019 was from its license and collaboration agreements with SymBio and HanX.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Symbio
Upfront license fee recognition over time	$56,000	$56,000	$112,000	$113,000
Supplies and other	-	1,000	(4,000)	12,000

HanX - rigosertib
Upfront license payment	-	1,965,000	-	1,965,000

	$56,000	$2,022,000	$108,000	$2,090,000

Deferred revenue is as follows:

Symbio
Upfront Payment
Deferred balance at December 31, 2019	$3,921,000
Recognition to revenue	112,000

Deferred balance at June 30, 2020	$3,809,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at June 30, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive (reflects the number of common shares as if the dilutive securities had been converted to common stock):

	June 30,
	2020	2019
Warrants	21,862,189	5,504,722
Stock options	1,044,591	355,794
	22,906,780	5,860,516

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

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the six months ended June 30, 2020 is as follows:

				Balance			Balance
		Exercise	Expiration	December 31,	Warrants	Warrants	June 30,
Description	Classification	Price	Date	2019	Issued	Exercised	2020
Non-tradable warrants	Liability	$172.50	July 2021	6,456	-	-	6,456
Tradable warrants	Liability	$73.80	July 2021	212,801	-	-	212,801
Non-tradable pre-funded warrants	Equity	$0.15	July 2023	394	-	-	394
Non-tradable warrants	Equity	$1.60	December 2022	392,834	-	-	392,834
Non-tradable warrants	Equity	$14.10	March 2021	5,000	-	-	5,000
Non-tradable warrants	Equity	$21.15	March 2021	8,333	-	-	8,333
Non-tradable warrants	Equity	$7.7895	June 2021	15,000	-	-	15,000
Non-tradable pre-funded warrants	Equity	$0.15	none	52,834	-	-	52,834
Non-tradable warrants	Equity	$1.600	December 2022	1,806,104	-	-	1,806,104
Non-tradable pre-funded warrants	Equity	$0.15	none	74,617	-	-	74,617
Non-tradable warrants	Equity	$2.00	September 2023	109,585	-	-	109,585
Non-tradable pre-funded warrants	Equity	$0.0001	none	1,250,000	-	(1,250,000)	-
Non-tradable warrants	Equity	$0.20	November 2024	41,037,000	-	(29,046,200)	11,990,800
Non-tradable warrants	Equity	$0.250	November 2024	2,521,875	-	-	2,521,875
Non-tradable warrants	Equity	$0.287	December 2024	3,581,662	-	(1,581,662)	2,000,000
Non-tradable warrants	Equity	$0.43625	December 2024	716,332	-	-	716,332
Non-tradable warrants	Equity	$0.298	December 2024	3,469,716	-	(3,469,716)	-
Non-tradable warrants	Equity	$0.45030	December 2024	693,943	-		693,943
Non-tradable warrants	Equity	$0.45190	December 2023	-	1,383,126		1,383,126

				55,954,486	1,383,126	(35,347,578)	21,990,034

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Detail

Prepaid expenses and other current assets:

	June 30,	December 31,
	2020	2019
Research and development	$281,000	$321,000
Manufacturing	70,000	25,000
Insurance	57,000	164,000
Other	312,000	140,000
	$720,000	$650,000

Property and equipment:

	June 30,	December 31,
	2020	2019
Property and equipment	$2,298,000	$2,283,000
Accumulated depreciation	(2,238,000)	(2,233,000)
	$60,000	$50,000

Accrued expenses and other current liabilities:

	June 30,	December 31,
	2020	2019
Research and development	$2,165,000	$2,016,000
Employee compensation	977,000	1,537,000
Professional fees	235,000	242,000
	$3,377,000	$3,795,000

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

On January 5, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional investor providing for the issuance and sale by the Company of 12,912 shares of Common Stock, at a purchase price of $142.50 per share and warrants to purchase up to 6,456 shares of Common Stock (the “Warrants”) for aggregate gross proceeds of $1,840,000. The Company has classified the warrants as a liability (see Note 5). The estimated fair value using the Black-Scholes pricing model was approximately $0 at June 30, 2020 and December 31, 2019.

On July 29, 2016 the Company closed on a Rights Offering, issuing 239,986 shares of Common Stock, 212,801 Tradable Warrants and 43,760 Pre-Funded Warrants. The Tradable Warrants are exercisable for a period of five years for one share of Common Stock at an exercise price of $73.80 per share. After the one-year anniversary of issuance, the Company may redeem the Tradable Warrants for $0.001 per Tradable Warrant if the volume weighted average price of its Common Stock is above $184.50 for each of 10 consecutive trading days. The Company has classified the Tradable Warrants as a liability (see Note 5). The Tradable Warrants have been listed on the Nasdaq Capital Market since issuance and the Company regularly monitors the trading activity. The Company has determined that an active and orderly market for the Tradable Warrants has developed and that the Nasdaq Capital Market price is the best indicator of fair value of the warrant liability. The quoted market price was used to determine the fair value at December 31, 2019 and June 30, 2020.

The Company estimated the fair value of the non-tradable warrant liability at June 30, 2020, using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	0.16%
Expected volatility	105.44%
Expected term	1.08 years
Expected dividend yield	0%

Expected volatility is based on the historical volatility of the Company’s Common Stock since its IPO in July 2013.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Fair Value Measurements (Continued)

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	Fair Value Measurement as of:
	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance
Tradable warrants liability	$232,000	$-	$-	$232,000	$113,000	$-	$-	$113,000
Non-tradable warrants liability	-	-	-	-	-	-	-	-
Total	$232,000	$-	$-	$232,000	$113,000	$-	$-	$113,000

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

The 2018 Plan was amended following unanimous approval of the Company’s Board of Directors on April 24, 2019 and was approved by the Company’s shareholders on June 17, 2019.  The amended 2018 Plan (the “Amended Plan”) allowed for an additional 589,500 shares of the Company’s common stock that may be issued under the Amended Plan with respect to awards made on and after June 17, 2019.  At June 30, 2020, there were 9,593 shares available for future issuance.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense as follows for the three and six months ended June 30, 2020 and 2019:

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
General and administrative	$46,000	$67,000	$91,000	$606,000
Research and development	46,000	88,000	94,000	199,000
	$92,000	$155,000	$185,000	$805,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.  Stock-Based Compensation (Continued)

A summary of stock option activity for the six months ended June 30, 2020 is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2019	59,731	994,453	$27.37	9.32	$—
Authorized	—	—
Granted	(63,250)	63,250	$0.307	9.77
Exercised	—	—	$—
Forfeitures	13,112	(13,112)	$168.21	7.92
Balance, June 30, 2020	9,593	1,044,591	$24.08	8.89	$—
Vested or expected to vest, June 30, 2020		1,012,646	$89.06	7.60	$—
Exercisable at June 30, 2020		272,982	$89.06	7.60	$—

Information with respect to stock options outstanding and exercisable at June 30, 2020 is as follows:

Exercise Price	Shares	Exercisable
$0.29 - $0.36	658,250	—
$3.39 – $3.72	51,998	9,916
$4.34 – $7.05	269,222	199,860
$16.35 – $97.50	47,897	45,996
$222.00 - $225.00	1,871	1,871
$348.00 – $597.00	4,801	4,800
$651.00 – $1,129.50	3,481	3,468
$1,992.00 - $2,268.00	6,736	6,736
$4,156.50 - $4,371.00	335	335
	1,044,591	272,982

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

As of June 30, 2020, there was $525,000 of unrecognized compensation expense related to the unvested stock options issued from April 24, 2013 through June 30, 2020, which is expected to be recognized over a weighted-average period of approximately 2.12 years.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.  Stock-Based Compensation (Continued)

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

	Six Months ended June 30,
	2020	2019
Risk-free interest rate	0.45%	2.27%
Expected volatility	105.14%	83.68%
Expected term	6.00 years	6.25 years
Expected dividend yield	0%	0%
Weighted average grant date fair value	$0.25	$12.60

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through June 30, 2020 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

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

On July 9, 2019, the Company extended the deadline for payments under the HanX License Agreement and the HanX Securities Purchase Agreements. On August 8, 2019 the Company received the non-refundable license fee from HanX. On August 14, 2019, the Company further extended the deadline of HanX's remaining upfront payments relating to its equity investment in the Company while HanX continued to seek Chinese regulatory approval for such equity investment. In December 2019, the Company reassessed the likelihood of receiving the $0.2 million premium on the equity investment previously recorded as revenue. The Company reversed the $0.2 million revenue in December 2019.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Related-Party Transactions

The Company has entered into a research agreement, as subsequently amended, with the Mount Sinai School of Medicine (“Mount Sinai”), with which a member of its board of directors and a stockholder is affiliated. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in collaboration with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions, resulting therefrom. Payments to Mount Sinai under this research agreement for the three months ended June 30, 2020 and 2019 were $77,000 and $88,000, respectively, and for the six months ended June 30, 2020 and 2019 were $201,000 and $175,000, respectively. At June 30, 2020 and December 31, 2019, the Company had $77,000 and $150,000, respectively, payable to Mount Sinai under this agreement.

The Company has entered into a consulting agreement with a member of its board of directors. The board member provides consulting services to the Company on the terms set forth in the agreement. Payments to this board member for both the three months ended June 30, 2020 and 2019 were $33,000 and for both the six months ended June 30, 2020 and 2019 were $66,000. At both June 30, 2020 and December 31, 2019, the Company had $33,000 payable under this agreement.

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

Pursuant to a December 2019 engagement letter with H. C. Wainwright & Co., HCW agreed to serve as exclusive placement agent for the offering. In connection with the offering, the Company paid HCW an aggregate cash fee equal to 7.0% of the gross proceeds in the offering, management fee equal to 1.0% of the gross proceeds raised in the offering, $85,000 for non-accountable expenses; and $10,000 for clearing fees. The Company also issued to HCW or its designees placement agent warrants to purchase up to 1,383,126 shares of common stock at an exercise price of $0.4519 per share. The placement agent warrants are immediately exercisable and will expire on December 31, 2023.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Subsequent Events

Grants of PSUs and SARs

On July 9, 2020, the compensation committee of the board of directors and the board approved a cash bonus program of cash-settled stock appreciation right (“SAR”) awards and cash-settled performance stock unit (“PSU”) awards to the Company’s employees. An aggregate of SAR awards with respect to 3,850,700 shares of common stock and PSU awards with respect to 1,863,300 shares of common stock were granted to the Company’s employees. The SAR awards will be settled in cash, vest 33% on the first anniversary of the date of grant, and the remaining 67% monthly over the next 24 months, have a per-share base amount of $0.56, which was the closing sales price of a share of the Company’s common stock on the grant date, and are in all cases subject to the terms and conditions of the Company’s form of SAR award agreement. The PSU awards vest 50% upon the submission of a new drug application (“NDA”) to the U.S. FDA for rigosertib in higher-risk myelodysplastic syndromes (“HR-MDS”) and 50% upon U.S. FDA approval of rigosertib for HR-MDS. The PSU awards have a maximum value of $1.44 per share. The maximum price per share is the per-share value based on the Company’s market capitalization at $250 million and the Company’s outstanding shares of common stock, which was 174,177,448 shares on July 9, 2020. In all cases, the PSU awards are subject to the terms and conditions of the Company’s form of PSU award agreement.

In addition, on July 9, 2020, based on the recommendation of the compensation committee, the board approved a change in the non-employee director compensation policy that would provide for an annual SAR award with respect to 125,000 shares of common stock for each of the Company’s non-employee directors. No other changes to the non-employee director compensation policy were approved and, on July 9, 2020, the Board approved the initial 125,000 SAR award to each of the non-employee directors. The SAR awards vest on the first anniversary of grant subject to the director’s continued service and will be settled in cash, have a per-share base amount of $0.56, and are in all cases subject to the terms and conditions of the Company’s form of SAR award agreement.

Each SAR subject to an SAR award represents the right to a cash payment equal to the excess, if any, of (i) the fair market value of each underlying share of the Company’s common stock, determined on the date of exercise of the SAR minus (ii) the base amount. Pursuant to the terms of the SAR awards, in no event may the cash payment for each SAR exceed $0.88, which is the maximum price per share of $1.44, minus the base amount of $0.56, subject to adjustment in accordance with the terms of the Stock Appreciation Right Award Agreement. The maximum price per share is the per-share value based on the Company’s market capitalization at $250 million and the Company’s outstanding shares of common stock, which was 174,177,448 shares on July 9, 2020.

As of August 12, 2020, none of these SAR or PSU awards have vested. As such, no estimate of a liability for these cash-settled awards is possible. The Company will evaluate these awards at each quarterly reporting period to determine what disclosure or accrual is required.

Exercise of Common Stock Warrants

From July 1, 2020 to August 12, 2020, 9,400,819 warrants have been exercised resulting in proceeds of $2.5 million.

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

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

•	our need for additional financing for our INSPIRE trial and other operations, and our ability to obtain sufficient funds on acceptable terms when needed, and our plans and future needs to scale back operations if adequate financing is not obtained;

•	our ability to continue as a going concern;

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	the success and timing of our preclinical studies and clinical trials, including site initiation and patient enrollment, and regulatory approval of protocols for future clinical trials;

•	our ability to enter into, maintain and perform collaboration agreements with other pharmaceutical companies, for funding and commercialization of our clinical product candidates or preclinical compounds, and our ability to achieve certain milestones under those agreements;

•	the difficulties in obtaining and maintaining regulatory approval of our product candidates, and the labeling under any approval we may obtain;

•	our plans and ability to develop, manufacture and commercialize our product candidates;

•	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;

•	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

•	regulatory developments in the United States and foreign countries;

•	the rate and degree of market acceptance of any of our product candidates;

•	obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;

•	the successful development of our commercialization capabilities, including sales and marketing capabilities;

•	recently enacted and future legislation and regulation regarding the healthcare system;

•	the success of competing therapies and products that are or become available;

•	our ability to maintain the listing of our securities on a national securities exchange;

•	the potential for third party disputes and litigation;

•	the performance of third parties, including contract research organizations (“CROs”) and third-party manufacturers; and

•	the impact of the novel coronavirus disease, COVID-19, to the global economy and capital markets, and to our business and our financial results.

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

You should also read carefully the factors described in the “Risk Factors” in our most recent annual report on Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in this report, to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this report and you should not place undue reliance on any forward-looking statements.

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

In December 2015, we enrolled the first patient into our INSPIRE trial, a randomized controlled Phase 3 clinical trial of intravenous rigosertib ("rigosertib IV") in a population of patients with higher-risk MDS after failure of hypomethylating agent ("HMA") therapy. The primary endpoint of INSPIRE is improvement in overall survival. We completed enrollment of the required 360 randomized patients in March 2020. As of July 2020, the required number of survival events has been reached, and we anticipate reporting topline survival data in the third quarter of 2020.

Our net losses were $12.5 million and $11.2 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $415.9 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met. As of June 30, 2020, we had $27.2 million in cash and cash equivalents.

In September 2019 we closed on an offering of common stock to certain investors. We issued 2,198,938 shares of common stock and amended warrants for the purchase of 2,198,938 shares of common stock. The investors, who were also holders of our preferred stock warrants issued in February 2018 and/or May 2018, received a warrant amendment under which a certain number of such investors' preferred stock warrants received a reduction in exercise price and an extension of term. Net proceeds from the sale of common stock and the amendment of preferred stock warrants were approximately $3.3 million. In November 2019, we closed on an offering of units of common stock and warrants. We issued 30,250,000 shares of common stock, pre-funded warrants to purchase 24,750,000 shares of common stock, and common stock warrants to purchase 55,000,000 shares of common stock. Net proceeds were approximately $9.7 million. On December 10, 2019, we closed on an offering of units of common stock and warrants. We issued 14,326,648 shares of common stock and common stock warrants to purchase 7,163,324 shares of common stock. Net proceeds were approximately $4.4 million. On December 19, 2019, we closed on an offering of units of common stock and warrants. We issued 13,878,864 shares of common stock and common stock warrants to purchase 6,939,432 shares of common stock. Net proceeds were approximately $4.4 million. During 2019, pre-funded warrants were exercised for 23,720,784 shares of common stock and net proceeds were $35,000. Also during 2019, common warrants were exercised for 21,014,378 shares of common stock and net proceeds were approximately $4.9 million.

In January 2020, we closed on an offering of common stock. We issued 27,662,518 shares of common stock and net proceeds were approximately $9.0 million. From December 31, 2019 to June 30, 2020; 35,347,578 warrants from our November and December 2019 offerings described above have been exercised, resulting in proceeds of $7.3 million. From July 1, 2020 to August 12, 2020, 9,400,819 warrants have been exercised resulting in proceeds of $2.5 million.

In May 2019, we and HanX entered into the HanX License Agreement. Under the terms of the HanX License Agreement, we granted HanX an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how, to develop and commercialize any pharmaceutical product containing rigosertib in all uses of rigosertib or the Product in humans therapeutics uses in the People's Republic of China, Hong Kong, Macau and Taiwan (the "Territory"). In connection with the HanX License Agreement, we also entered into the HanX Securities Purchase Agreement with each of HanX and its affiliate Abundant. HanX did not fulfill its obligations under the HanX License Agreement and effective January 16, 2020, in accordance with the terms of the HanX License Agreement, the HanX License Agreement was deemed to be void ab initio. Upon this termination, the rights to HanX Licensed Product in the HanX Territory reverted to us in accordance with the terms of the HanX License Agreement. In addition, the HanX Securities Purchase Agreements terminated automatically effective January 16, 2020 upon the termination of the License Agreement in accordance with the HanX Securities Purchase Agreements.

In November 2019, we and Knight entered into the Knight License Agreement. Under the terms of the Knight License Agreement, we granted Knight (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how, to develop and manufacture any product containing rigosertib for Canada (and Israel, should Knight exercise its option pursuant to the Knight License Agreement) and in human uses , and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how, to commercialize the Knight Licensed Product in the Knight Territory and in the Knight Licensed Field. Knight made an upfront payment of $100,000 and we are eligible to receive clinical, regulatory and sale-based milestone payments up to CAD 33.95 million. We are also eligible to receive tiered double-digit royalties based on net sales in the Territory. The Knight License Agreement also contains customary provisions for termination by either party in the event of breach of the Knight License Agreement by the other party, subject to a cure period, or bankruptcy of the other party.

In December 2019, we and STA entered into the STA License Agreement. Under the terms of the STA License Agreement, we granted STA (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how, to develop and manufacture any product containing rigosertib for Australia and New Zealand and in human uses, and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how, to commercialize the STA Licensed Product in the STA Territory and in the STA Licensed Field. STA made an upfront payment of $50,000 and we may be entitled to receive clinical, regulatory and sale-based milestone payments up to $30.55 million. We may also be entitled to receive tiered double-digit royalties based on net sales in the STA Licensed Territory. The STA License Agreement also contains customary provisions for termination by either party in the event of breach of the STA License Agreement by the other party, subject to a cure period, or bankruptcy of the other party.

We believe that our cash and cash equivalents of $27.2 million, at June 30, 2020, will be sufficient to fund our operations and ongoing trials into the fourth quarter of 2021. We do not have a recurring source of revenue to fund our operations and will need to raise additional funds to continue to develop and apply for regulatory approval for our drug candidates.

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

Rigosertib

Rigosertib is a small molecule which we believe, as reported in the journal Cell (Athuluri-Divakar et al., 2016, Cell 165, 643—655), blocks cellular signaling by targeting RAS effector pathways. Additional information on the mechanism of action of rigosertib was reported in Molecular Cell (Baker et al., 2020, Molecular Cell 79, 180-190). This is believed to be mediated by the interaction of rigosertib to the RAS-binding domain ("RBD"), found in many RAS effector proteins, including the Raf and PI3K kinases. This mechanism of action potentially provides a new approach to inhibit the RAS-RAF- MEK- ERK pathway. Rigosertib is currently being tested in clinical trials as a single agent, and continues to be evaluated in combination with azacitidine, in patients with MDS. We have enrolled more than 1,300 patients in rigosertib clinical trials for MDS and other conditions. We are party to a collaboration agreement with SymBio, which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. We are also party to several license agreements which grant certain rights to commercialize rigosertib in other countries: Pint Pharma International SA ("Pint") for certain countries in Latin America, Knight Therapeutics, Inc. ("Knight") for Canada and Specialised Therapeutics Asia Pte. Ltd. ("STA") for Australia and New Zealand. We have retained development and commercialization rights to rigosertib in the rest of the world, including in the United States and Europe, although we could consider licensing commercialization rights to other territories as we continue to seek additional funding.

The table below summarizes rigosertib programs.

Disease	Formulation	Indication	Stage	Expected Timelines*	Potential Market Opportunity (US)/Benefit
Onconova Initiated Studies

MDS	Intravenous	HR - following HMA failure	Phase 3 -Enrollment completed - Required number of survival events reached	Reporting of survival top-line data Q3 2020	~ 5,000 patients	No directly competing FDA approved product in the market

	Oral - in combination with AZA	HR - prior to HMAs	Phase 2/3	-Outcome of September 2019 FDA meeting is that the Company expects to proceed with a Phase 2/3 plecebo controlled randomized trial, following topline reporting of INSPIRE trial.	~ 18,000	No oral NCE approved since 2005

	Oral	Lower Risk	Phase 2	Continue to evaluate target patient population in 2020.	> 10,000	Longer potential duration of treatment

Investigator Initiated Studies - RAS Mutated Cancers

Squamous cell carcinoma	Intravenous and oral	Recessive Dystrophic Epidermolysis bullosa (RDEB) with Advanced Squamous Cell Carcinoma (SCC)	Phase 2	2H 2020 - 2H 2021

Non-small cell lung cancer	Oral - in combination with nivolumab	Stage IV Lung Adenocarcinoma Patients with KRAS Mutation	Phase 1	Q2 2020 - Q4 2021

Other

RASopathies	Intravenous and oral	JMML/other RAS Cancer Pathway diseases	Preclinical	-Preclinical NIH studies completed	Rare disease	Pediatric clinical trial

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

During 2014 and 2015, we held meetings with the U.S. Food and Drug Administration ("FDA"), European Medicines Agency ("EMA"), and several European national regulatory authorities to discuss and seek guidance on a path for approval of rigosertib IV in higher-risk MDS patients whose disease had failed HMA therapy. After discussions with the FDA and EMA, we refined our patient eligibility criteria by defining what we believe is a more homogenous higher-risk patient population. After regulatory feedback, input from key opinion leaders in the U.S. and Europe and based on learnings from the ONTIME study, we designed a new randomized controlled Phase 3 trial, referred to as INSPIRE. The INSPIRE trial is enrolling higher-risk MDS patients under 82 years of age who have progressed on, relapsed, or failed to respond to, previous treatment with HMAs within nine months or nine cycles over the course of one year after initiation of HMA therapy, and had their last dose of HMA within six months prior to enrollment in the trial. Patients are randomized to either rigosertib with best supportive care, or the physician's choice of therapy with best supportive care. The primary endpoint of this study is the sequential analysis of overall survival of all randomized patients in the intent-to-treat ("ITT") population and the International Prognostic Scoring System- Revised (IPSS-R) Very High Risk ("VHR") subgroup. The first patient in the INSPIRE trial was enrolled in the United States in December 2015, the first patient in Europe was enrolled in March 2016, and the first patient in Japan was enrolled in July 2016.

Enrollment for the INSPIRE Phase 3 trial for second-line higher-risk MDS patients was highly selective with stringent entry criteria as outlined above. The INSPIRE study included more than 140 trial sites which enrolled patients, including sites in Japan coordinated by our partner, SymBio Pharmaceuticals. The selection of countries and trial sites was carefully undertaken to ensure availability of appropriate patients meeting eligibility criteria. Since these criteria are purposely designed to be narrow and selective, extensive site screening and education is integral to our plan.

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

After review of the interim data, in January 2018 the Independent Data Monitoring Committee ("DMC") recommended continuation of the trial with a one-time expansion in enrollment, using a pre-planned sample size re-estimation, as determined by the SAP. As recommended by the DMC, the expanded INSPIRE study continued to enroll eligible patients based on the trial criteria of the overall ITT population and increased enrollment by adding 135 patients to the original target to reach a total expected enrollment of 360 patients. The targeted number of death events required for analyzing the results of the trial was increased from 176 to 288 events. Due to the adaptive trial design and the DMC's assessment of the interim data, the INSPIRE trial will continue to sequentially analyze the ITT and the VHR population for the primary endpoint of overall survival. The design of the trial with the expanded study enrollment is identical to the initial study design and includes the sequential analysis of the overall survival endpoint in the ITT population and if required the pre-specified VHR subgroup. The Company remains blinded to the interim analysis results. Following the interim analysis, we expanded the INSPIRE Phase 3 trial to new sites in previously participating countries and into new geographical regions. We completed enrollment of the required 360 randomized patients in March 2020. As of July 2020, the required number of survival events have been reached, and we anticipate reporting topline survival data in the third quarter of 2020, and presenting the full results at a major medical meeting later in 2020.

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

Rigosertib oral in combination with azacitidine for higher-risk MDS

We are developing rigosertib oral for use in combination with IV azacitidine prior to treatment with HMA therapy for higher risk MDS. The results of the Phase 1 combination study oral rigosertib with injectable azacitidine were published in Leukemia Research (Navada et al., 2020, Leukemia Research 94, 106369). We presented updated information regarding our Phase 2 trial with an abstract and oral presentation at the ASH Annual Meeting in December 2019. The focus of this presentation was on patients diagnosed with HMA-naïve, HR MDS. In December 2018, at the American Society of Hematology (ASH) Annual Meeting and in June 2019, at the Congress of the European Hematology Association Meeting (EHA), we presented results from a Phase 1/2, multi-institutional trial of data from the initial portion of an ongoing rigosertib oral and azacitidine combination trial in higher-risk MDS. 55 of 74 HR-MDS patients enrolled and treated with > 840 mg/day oral rigosertib were evaluable for response at the time of the analysis. An Overall Response Rate (ORR) of 90% and Complete Remission (CR) rate (primary endpoint) of 34% was reported in this multi-institutional Phase 1/2 study in HMA naïve patients. HMA naïve patients are patients that had not previously received either azacitidine or decitabine. Such patients were not necessarily treatment naïve patents in that they may have received other therapies used for MDS. An ORR of 54% and CR/Partial Response (PR) of 8% in HMA failed patients was also reported.

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

Investigator Initiated Programs

We are currently supporting investigator-initiated studies that are exploring the use of rigosertib for other cancers driven by mutated Ras genes, including a Phase 1 study of rigosertib in combination with a PD-1 inhibitor for patients with progressive K-Ras mutated non-small cell lung cancer. The investigator opened an Investigational New Drug application with the FDA and the trial also has received local IRB approval. The study has enrolled its first two patients. Results are expected in 2021.

We also anticipate investigator-initiated studies related to rigosertib in combination with a PD-1 inhibitor for K-Ras mutated metastatic melanoma and single agent rigosertib in squamous cell carcinoma.

COVID-19 Disease

In July 2020, we submitted an application with the National Institute of Allergy and Infectious Disease (NIAID), with the goal of obtaining funding from the National Institutes of Health (NIH) to conduct human studies with rigosertib in COVID-19 disease patients. Based on the reported mechanism of action which modulates the RAS/RAF/MEK/ERK pathway involved in proliferative signaling, rigosertib may play an important role in inhibiting COVID-19 replication in human cells, specifically lung tissue, a primary source of serious disease.

Other Programs

CDK 4/6 + ARK5 Inhibitor (ON123300)

In December 2017, we entered into a license and collaboration agreement with HanX, a company focused on development of novel oncology products, for the further development, registration and commercialization in China of ON 123300. We believe this compound has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. Under the terms of the agreement, we received an upfront payment, and will receive regulatory and commercial milestone payments, as well as royalties on Chinese sales. The key feature of the collaboration is that HanX provides all funding required for Chinese IND enabling studies performed for the Chinese Food and Drug Administration (Chinese FDA) IND approval. In the fourth quarter of 2019, HanX filed an IND with the Chinese FDA. The Chinese IND was approved in January 2020. We and HanX also intended for these studies to comply with the FDA standards. Accordingly, such studies may be used by us for an IND filing with the FDA. We anticipate filing a US IND related to ON 123300 in Q4 of 2020. We maintain global rights outside of China.

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

Some of our studies on our compounds are ongoing and results may change as data becomes available.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

	Three Months ended June 30,
	2020	2019	Change
Revenue	$56,000	$2,022,000	$(1,966,000)
Operating expenses:
General and administrative	2,594,000	1,760,000	(834,000)
Research and development	4,801,000	3,895,000	(906,000)
Total operating expenses	7,395,000	5,655,000	(1,740,000)
Loss from operations	(7,339,000)	(3,633,000)	(3,706,000)
Change in fair value of warrant liability	(56,000)	32,000	88,000
Other income (expense), net	—	40,000	(40,000)
Net loss	$(7,395,000)	$(3,561,000)	$(3,658,000)

Revenue

Revenues decreased by $2.0 million, or 97%, for the three months ended June 30, 2020 when compared to the same period in 2019 because of revenue recognized from the HanX rigosertib transaction in the 2019 period.

General and administrative expenses

General and administrative expenses increased by $0.8 million, or 47%, to $2.6 million for the three months ended June 30, 2020 from $1.8 million for the three months ended June 30, 2019. The increase was attributable primarily to $0.3 million of commercialization preparation expenses, $0.4 million of proxy solicitation and other expenses related to our annual general meeting of stockholders and our reconvened annual general meeting of stockholders, and $0.2 million of higher legal and consulting fees. These increases were partially offset by $0.2 million less personnel related, facilities, and stock compensation expenses in the 2020 period.

Research and development expenses

Research and development expenses increased by $0.9 million, or 23%, to $4.8 million for the three months ended June 30, 2020 from $3.9 million for the three months ended June 30, 2019. This increase was caused primarily by $0.7 million higher manufacturing costs related to our clinical supply for INSPIRE, for our oral rigosertib combination program, and for our ON123300 pre-IND product candidate. The increase was also caused by $0.5 million higher consulting expenses for regulatory consultants working on our new drug application (“NDA”) preparations. These increases were partially offset by $0.2 million lower clinical expenses on the combination program and INSPIRE, and $0.1 million lower personnel costs in the 2020 period following the reduction in force completed in the first quarter of 2019.

Change in fair value of warrant liability

The fair value of the warrant liability increased $56,000 for the three months ended June 30, 2020, compared to an decrease of $32,000 for the three months ended June 30, 2019. This change was caused by an increase in the 2020 period of the fair market value of the warrants issued in our rights offering in 2016.

Other income (expense), net

Other income (expense), net, was $0 for the three months ended June 30, 2020 and $40,000 for the three months ended June 30, 2019.  The change of $40,000 was due to higher interest income in the 2019 period, as well as more foreign exchange expense in the 2020 period.

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months ended June 30,
	2020	2019	Change
Revenue	$108,000	$2,090,000	$(1,982,000)
Operating expenses:
General and administrative	4,401,000	4,994,000	593,000
Research and development	8,171,000	7,969,000	(202,000)
Total operating expenses	12,572,000	12,963,000	391,000
Loss from operations	(12,464,000)	(10,873,000)	(1,591,000)
Change in fair value of warrant liability	(119,000)	(395,000)	276,000
Other income (expense), net	96,000	107,000	(11,000)
Net loss	$(12,487,000)	$(11,161,000)	$(1,326,000)

Revenue

Revenues decreased by $2.0 million, or 95%, for the six months ended June 30, 2020 when compared to the same period in 2019 because of revenue recognized from the HanX rigosertib license agreement in the 2019 period

General and administrative expenses

General and administrative expenses decreased by $0.6 million, or 12%, to $4.4 million for the six months ended June 30, 2020 from $5.0 million for the six months ended June 30, 2019. The decrease was attributable to severance and stock option vesting acceleration expenses of $1.7 million related to personnel reductions during the 2019 period and lower information technology facilities costs of $0.1 million in the 2020 period.  These decreases were partially offset by $0.8 million higher legal, consulting, and investor relations fees related to our annual general meeting of stockholders and our reconvened annual general meeting of stockholders and $0.4 million of commercialization preparation expenses.

Research and development expenses

Research and development expenses increased by $0.2 million, or 3%, to $8.2 million for the six months ended June 30, 2020 from $8.0 million for the six months ended June 30, 2019. This increase was caused primarily by $0.7 million higher consulting expenses for regulatory consultants working on our new drug application (“NDA”) preparations, and by $0.6 million higher manufacturing costs related to our clinical supply for INSPIRE, for our oral rigosertib combination program, and for our ON123300 pre-IND product candidate. These increases were partially offset by $0.4 million lower clinical expenses on the combination program and INSPIRE, and $0.7 million lower personnel costs and stock compensation expense in the 2020 period following the reduction in force completed in the first quarter of 2019.

Change in fair value of warrant liability

The fair value of the warrant liability decreased $0.1 million for the six months ended June 30, 2020, compared to a decrease of $0.4 million for the six months ended June 30, 2019. This change was caused by the decrease, during the 2020 period, in the fair market value of the warrants issued in our rights offering in 2016.

Other income (expense), net

Other income (expense), net, was $96,000 for the three months ended June 30, 2020, and $107,000 for the six months ended June 30, 2019, due to higher interest income and lower foreign exchange loss in the 2019 period.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $12.5 million and $11.2 million for the six months ended June 30, 2020 and 2019, respectively.  Our operating activities used $11.8 million and $11.5 million of net cash during the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, we had an accumulated deficit of $415.9 million, working capital of $19.2 million, and cash and cash equivalents of $27.2 million. We believe that our cash and cash equivalents as of June 30, 2020, will be sufficient to fund our operations and ongoing trials into the fourth quarter of 2021.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months ended June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(11,844,000)	$(11,510,000)
Investing activities	(15,000)	-
Financing activities	16,360,000	424,000
Effect of foreign currency translation	1,000	(2,000)
Net increase (decrease) in cash and cash equivalents	$4,502,000	$(11,088,000)

Net cash used in operating activities

Net cash used in operating activities was $11.8 million for the six months ended June 30, 2020 and consisted primarily of a net loss of $12.5 million, including an increase in the fair value of warrant liability of $0.1, and $0.2 million of both noncash stock-based compensation and depreciation expense. Changes in operating assets and liabilities resulted in a net increase in cash of $0.3 million. Significant changes in operating assets and liabilities included an increase in accounts payable and accrued liabilities of $0.4 million due to timing of invoices and payments to our vendors, and a decrease in deferred revenue of $0.1 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

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

Net cash used in investing activities

Net cash used in investing activities was $15,000 related to computer equipment during the six months ended June 30, 2020. There was no cash used in investing activities during the six months ended June 30, 2019

Net cash provided by financing activities

Net cash provided by financing activities was $16.4 million for the six months ended June 30, 2020 resulting from proceeds received from the sales of common stock and warrants and the exercise of warrants. There was $0.4 million of net cash provided by financing activities for the six months ended June 30, 2019, related to the issuance of stock in connection with the HanX rigosertib license transaction and the exercise of warrants.

Operating and Capital Expenditure Requirements

We believe that our cash and cash equivalents of $27.2 million, at June 30, 2020, will be sufficient to fund our operations and ongoing trials into the fourth quarter of 2021. On April 24, 2020, we filed a registration statement on Form S-3 to register $150.0 million of securities. We are exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources. If we are unable to obtain additional funding, we may not be able to continue as a going concern and may be forced to curtail all of our activities and, ultimately, potentially cease operations. If we are unable to raise sufficient additional funding, we will not have sufficient cash flows and liquidity to fund our planned business operations, and may be forced to limit many, if not all, of our programs and consider other means of creating value for our stockholders, such as licensing to others the development and commercialization of products that we consider valuable and would otherwise likely develop ourselves. Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our net cash expenditures in 2020 to be comparable to 2019. We will incur substantial costs beyond the present and planned clinical trials to file a New Drug Application (NDA) for rigosertib and to prepare for commercialization if the INSPIRE study is successful. The nature, design, size, and cost of further studies will depend in large part on the outcome of preceding studies and discussions with regulators.

For additional risks, please see “Risk Factors” in Part II of this report and in previously disclosed in our most recent annual report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any pending material legal proceedings and are not aware of any such proceedings contemplated by governmental authorities.

Item 1A. Risk Factors

The following risk factors should be read in conjunction with the “Risk Factors” previously disclosed in our annual report on Form 10-K filed with the SEC on March 27, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

We may not comply with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our Common Stock could be delisted, which could affect our Common Stock's market price and liquidity and reduce our ability to raise capital.

We are required to meet certain qualitative and financial tests to maintain the listing of our securities on The Nasdaq Capital Market. As of June 30, 2020, we were not in compliance with the Nasdaq continued listing requirements related to minimum bid price. On August 3, 2020, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) stating that we had regained compliance with the minimum bid price requirement of the Nasdaq Listing Rule 5550(a)(2) because the Company’s common stock had a minimum closing price of at least $1.00 per share for a minimum ten consecutive business days. As of June 30, 2020 we were in compliance with the Nasdaq continued listing requirements related to minimum stockholders' equity; however, at certain times during 2019 and 2018 we were not in compliance with this requirement.

There can be no assurance that we will be able to maintain compliance with the minimum bid price requirement or the minimum stockholders' equity requirement or will otherwise be in compliance with other Nasdaq listing criteria.

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

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of June 2020, has spread to nearly every country and region in the world, including those in which we have active clinical trial sites. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, although we are an essential business and have maintained a limited number of staff in our offices, the majority of our corporate employees and our administrative employees are working remotely. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business, clinical trials, drug manufacturing and nonclinical activities, including:

•	delays or difficulties in enrolling patients in our clinical trials, such as the previous temporary hold of enrollment in the investigator-initiated Phase 1 study of rigosertib in combination with a PD-1 inhibitor for patients with progressive K-Ras mutated non-small cell lung cancer;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

•	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials and interruption in global shipping that may affect the transport of clinical trial materials;

•	interruptions in nonclinical studies due to restricted or limited operations at our laboratory facility or those of our outsourced service providers;

•	limitations on employee resources that would otherwise be focused on the conduct of our nonclinical studies or clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

•	changes in local regulations as part of a response to COVID-19 which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States; and

•	interruption or delays to our discovery and development pipeline.

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

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

Dated: August 12, 2020

/s/ STEVEN M. FRUCHTMAN, M. D.
Steven M. Fruchtman, M.D.
President and Chief Executive Officer
(Principal Executive and Principal Operating Officer)

Dated: August 12, 2020

/s/ MARK GUERIN
Mark Guerin
Chief Financial Officer
(Principal Financial Officer)