Form 10-K
period 2020-12-31
Onconova Therapeutics, Inc.
filed 2021-03-18
CIK 1130598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	ONTX	The Nasdaq Stock Market LLC
Common Stock Warrants	ONTXW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).  Yes ☐ No ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $98.4 million, based on the last reported sale price of the registrant’s common stock on the Nasdaq Capital Market.
There were 236,612,391 shares of Common Stock outstanding as of March 1, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s 2021 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this annual report on Form 10-K are incorporated by reference into Part III of this annual report on Form 10-K.

ONCONOVA THERAPEUTICS, INC.
INDEX TO REPORT ON FORM 10-K

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
This Annual Report on Form 10-K (“Annual Report”) includes forward-looking statements. We may, in some cases, use terms such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned preclinical development and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, protection of our intellectual property portfolio, the degree of clinical utility of our products, particularly in specific patient populations, our ability to develop commercial and manufacturing functions, expectations regarding clinical trial data, our results of operations, cash needs, financial condition, liquidity, prospects, growth and strategies, the industry in which we operate and the trends that may affect the industry or us.
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
You should also read carefully the factors described in the “Risk Factors” section of this Annual Report and elsewhere to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this report and you should not place undue reliance on any forward-looking statements. These factors include, without limitations, the risks related to:
•
our need for additional financing for our future clinical trials and other operations, and our ability to obtain sufficient funds on acceptable terms when needed, and our plans and future needs to scale back operations if adequate financing is not obtained;

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

PART I
ITEM 1.   BUSINESS
Overview
Onconova Therapeutics, Inc., sometimes referred to as “we” or the “Company,” is a clinical-stage biopharmaceutical company focused on discovering and developing novel products for patients with cancer. We have proprietary targeted anti-cancer agents designed to disrupt specific cellular pathways that are important for cancer cell proliferation. We believe that the product candidates in our pipeline have the potential to be efficacious in a variety of cancers with unmet medical need. We have the following two clinical-stage programs: 1. ON 123300, multi-kinase inhibitor in solid tumors; and 2. oral rigosertib alone or in combination with PD-1 inhibitors for treatment of KRAS-mutated solid tumors. We are currently evaluating potential compounds for in-licensing opportunities.
We plan to continue to focus on the development of our novel multi kinase inhibitor targeting CDK 4/6, ON 123300, and oral rigosertib in KRAS mutated cancers. We will direct our efforts to these programs. We are also reviewing potential compounds for in-licensing opportunities.
On August 24, 2020, we announced topline results from the INSPIRE trial, which assessed the efficacy and safety of IV rigosertib in HR-MDS patients. The trial did not meet its primary endpoint of improved survival for patients randomized to IV rigosertib compared to the control arm. Based on the results of the INSPIRE trial and the previously conducted ONTIME Phase 3 trial, we currently do not plan to further pursue intravenous rigosertib for treating HR-MDS.
Product Candidates / Compounds
ON 123300 — Differentiated Multi-Kinase Inhibitor Targeting CDK4/6
We believe based on data from preclinical studies, that ON 123300 has the potential to overcome the limitations of the current generation of approved cyclin dependent kinase (CDK 4/6) inhibitors. Pursuant to a license agreement with Temple University dated January 1, 1999 as amended March 21, 2013, we licensed compounds including ON 123300 from Temple University. ON 123300 monolactate (ON 123300) is a novel multi kinase inhibitor that targets both CDK4/6 as well as other tyrosine kinases believed to drive tumor proliferation. The below table depicts the inhibitory concentration by 50% (IC50) of ON 123300 and Palbociclib, which is a quantitative measure indicating the concentration of each drug needed to inhibit, in vitro, these listed kinases by 50%.
Kinase	ON 123300 IC50 (nM)	PALBOCICLIB IC50 (nM)
CDK 4/cyclin D1	3.87	5.36
CDK 6/cyclin D1	9.82	3.76
ARK 5	4.95	>5,000.00
FLT3	12.22	>10,000.00
FYN	11.09	>10,000.00
FMS	10.00	>10,000.00
PDGFRβ	26.00	>10,000.00
FGFR1	26.00	>10,000.00
ABL	53.32	>10,000.00
PI3K-δ	144.00	>10,000.00

*
ON 123300 Investigator Brochure v1.

One such tyrosine kinase ARK5, also known as NUAK1, regulates AKT dependent cell survival and migration (perhaps involved with metastases) through inhibition of cellular metabolism. The combination of CDK and ARK5 inhibitors in the same molecular entity is proposed to have a differentiated multi-kinase effect on cancer cells by simultaneously inhibiting both cell cycle (cytostatic) and cellular metabolism (cytotoxic) pathways through CDK and ARK5, respectively. We and our partner, HanX Biopharmaceuticals, Inc. (“HanX”), recently have initiated clinical studies to begin evaluating whether these findings from preclinical studies may translate to clinical activity or clinical benefits in cancer patients.
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
In December 2017, we entered into a license and collaboration agreement with HanX, a company focused on development of novel oncology products, for the further development, registration and commercialization in China of ON 123300. Under the terms of the agreement, we received an upfront payment, and will receive regulatory and commercial milestone payments, as well as royalties on any future Chinese sales if the drug is approved. The key feature of the 2017 collaboration was that HanX provided all funding required for the Chinese Investigational New Drug Application (a “IND”) thereby enabling the studies necessary in order to seek IND approval by the National Medical Products Administration (Chinese FDA). In the fourth quarter of 2019, HanX filed an IND with the Chinese FDA which was approved on January 6, 2020. We and HanX also intended for these studies underlying the Chinese IND approval, to meet the US Food and Drug Administration (“FDA”) standards for IND approval. Accordingly, such studies were used by us for an IND filing with the US FDA. In September 2020, a Phase 1 Study with ON123300 in cancer patients was initiated in China. We maintain global rights to the study and study data outside of China.
Our IND submission to the US FDA was submitted in November 2020 and the FDA Study May Proceed letter was issued in December 2020. Enrollment into the US phase 1 study is anticipated to commence in the first half of 2021. The study will assess the safety, tolerability and pharmacokinetics of ON 123300 administered orally at increasing doses starting at 40 mg daily for consecutive 28-day cycles in patients (n=36) with relapsed/refractory advanced cancer, including but not limited to, patients with breast cancer that is resistant to approved second generation CDK 4/6 inhibitors as well as patients diagnosed with advanced Non-Hodgkin’s lymphoma. In partnership with HanX, a complementary Phase 1 study for patients with advanced relapsed/refractory cancer has been initiated in China at two sites and the first patient was enrolled on September 15, 2020. The initial dose cohort has been completed and the second dose cohort is enrolling. No dose limiting toxicities (DLT) have been observed to date. Collectively, these two Phase 1 studies are expected to provide data regarding the safety profile of ON 123300 and potentially preliminary efficacy signals in patients with advanced cancer.

Positive preclinical data was announced at the American Association for Cancer Research (AACR) annual meeting, which took place April 1-5, 2017 in Washington, DC, for ON 123300. We believe our CDK inhibitor is differentiated from other agents in the market or in development due to its multi kinase inhibition.
Retinoblastoma (Rb) protein is a master regulator of cell division and is critical to several cellular processes including senescence, self-renewal, replication and apoptosis (Engel, 2015). It is believed that inactivation of Rb by CDKs leads to malignant cell formation and occurs in the pathogenesis of most cancers. In a preclinical Retinoblastoma (Rb) positive xenograft model for breast cancer, ON 123300 activity was shown to be similar to palbociclib (Pfizer’s Ibrance ®). Moreover, based on the same preclinical model, ON 123300 may have the potential advantage of reduced neutropenia when compared to palbociclib. Whereas both compounds resulted in decreased RBC and platelet counts in this preclinical model system, palbociclib was found to have a more prominent and statistically significant (P< 0.05) inhibitory effect on neutrophil counts when compared to ON 123300. These results would need to be replicated in clinical trials.
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
Cancer cells can lose RB function through mutation and become resistant or insensitive to palbociclib. Generally, second generation agents have not been shown to be suitable for single agent therapy and must be used in combination with hormonal therapy. In addition, the rate of disease progression that occurs, especially in patients with visceral disease (Hortobagyi 2018), may benefit from the novel inhibitory effects of ON 123300. This hypothesis needs to be proven in a clinical trial.
Unfortunately, mechanisms of acquired resistance are emerging with the approved CDK4/6 inhibitors leading to progression in patients with breast cancer (Spring, 2019; Knudsen, 2020). Therefore, the unmet medical need supports development of the next (third) generation CDK4/6 inhibitors in advanced HR+/HER- breast cancer. The inhibitory effect of ON 123300 may provide a therapeutic strategy to optimize efficacy of CDK 4/6 inhibition and reduce emergence of resistance.
ON 123300 has the most favorable IC50 value in comparison to the approved CDK4/6 inhibitors (palbociclib, ribociclib, and abemaciclib) and highest single agent cytotoxicity (Perumal, 2016, Divakar, 2016).
Based on data from continuous dosing studies in rats and monkeys the safety profile of ON 123300 is anticipated to be similar to the approved CDK4/6 inhibitors with myelosuppression and gastrointestinal toxicity being most common. Management of these adverse events is expected to follow that used for the approved CDK 4/6 inhibitors. We believe that the proposed mechanism of action of ON 123300, the unmet medical need of the advanced cancers potentially targeted by ON 123300 and the anticipated safety profile of ON 123300 as seen in pre-clinical studies, support conducting Phase 1 clinical studies.
Clinical development of ON 123300 for both breast cancer as well as other solid tumors in clinical trials is warranted based on the preclinical in vitro studies as well as the xenograft models. Onconova plans to advance testing whether ON 123300 will demonstrate improved activity and/or safety in patients with advanced malignancies.
Oral Rigosertib and PD-1 Combination in KRAS-Mutated Cancers
We are currently supporting investigator-initiated studies that are exploring the use of rigosertib for cancers driven by mutated Ras genes including a Phase 1 study of rigosertib in combination with a PD-1 inhibitor for patients with progressive K-Ras mutated non-small cell lung cancer (NSCLC). The NSCLC study is open and continues to enroll patients. The objectives of this study are to identify the recommended Phase 2 dose (RP2D) for future studies and characterize the safety profile of the combination treatment. Results are expected in 2021.
An investigator-initiated Phase 1b/2 study with rigosertib monotherapy in advanced squamous cell carcinoma associated with recessive dystrophic epidermolysis bullosa (RDEB-SCC) is planned. A preclinical study is also currently investigating rigosertib in clear cell renal carcinoma (ccRCC). We anticipate, additional investigator initiated studies in RAS driven cancers in combination with PD-1 inhibitors, including in metastatic melanoma.
Rare Disease Program in “RASopathies”
Based on the mechanism of action data published in the journal Cell in 2016, we initiated a collaborative development program focusing on a group of rare diseases with a well-defined molecular basis in expression or defects involving the Ras effector pathways. Since RASopathies are rare congenital diseases affecting young children, we embarked on a multifaceted collaborative program involving patient advocacy, government and academic organizations. RASopathies are usually caused by germline mutations in genes that alter the RAS subfamily and mitogen-activated protein kinases (MAPK) that control signal transduction and are among the most common genetic syndromes. Together, this group of diseases can impact more than 1 in 1,000 individuals, according to RASopathies.Net.
In January 2018, we entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI), which is part of the National Institutes of Health (NIH). Under the terms of the CRADA, the NCI initiated and conducted preclinical laboratory studies on rigosertib in pediatric cancer associated RASopathies. As part of the CRADA, we provided rigosertib and initial funding towards the non-clinical studies. The NCI has conducted preclinical studies with cell lines from two pediatric solid tumors (rhabdomyosarcoma and neuroblastoma), including xenograft models. For both tumor cell lines, in vitro rigosertib exposure was associated with reduced cell viability associated with destabilization of microtubules, mitotic arrest and apoptosis. In a rhabdomyosarcoma xenograft model, rigosertib treatment had a delayed time to tumor progression and prolonged survival in the animals treated with rigosertib. (Kowalczyk, 2020)
Studies using leukemia cells from the rare childhood RASopathy, known as Juvenile Myelomonocytic Leukemia (JMML), have been conducted. In preliminary in vitro studies performed at Notable Labs, JMML cell killing was observed following rigosertib exposure. Murine xenograft studies performed at the University of California, San Francisco and funded through the Leukemia Lymphoma Society, evaluated rigosertib in this Ras-mutated disease. Further studies with JMML and rigosertib are under consideration.
COVID-19 Disease
In July 2020, based on initial in vitro data suggesting that rigosertib inhibited the replication of SARS-CoV-2 and rigosertib alone induces the dysregulation of RIG-I like receptor signaling (anti-viral defense pathway) and T cell exhaustion signaling in BW-90 cells (Silverman, Blood, Abstract # 4231, 2019), we submitted applications with the National Institute of Allergy and Infectious Disease (NIAID) and a separate application to the Biomedical Advanced Research and Development Authority (BARDA), with the goal of obtaining funding from the National Institutes of Health (NIH) to conduct human studies with rigosertib in COVID-19 patients. Based on the reported mechanism of action which modulates the RAS/RAF/MEK/ERK pathway involved in proliferative signaling, we believe rigosertib may play an important role in inhibiting COVID-19 replication in human cells and specifically lung tissue, which is a primary source of serious disease. We await responses to these submissions. Subsequently, other laboratories have studied rigosertib in COVID-19 models but were unable to replicate the results of the initial study. These preclinical studies are continuing in additional laboratories. We do not currently plan to begin clinical trials of rigosertib in patients with COVID-19.
Programs Discontinued During 2020
Through August 2020, our efforts had been primarily focused on our product candidate, rigosertib, for patients with myelodysplastic syndromes (“MDS”). Rigosertib has been tested in an intravenous formulation as a single agent for patients with relapsed/refractory higher-risk MDS (“HR-MDS”), and an oral formulation as a single agent in lower risk MDS or in combination with azacitidine for patients with newly diagnosed or refractory HR-MDS.
In December 2015, we enrolled the first patient into our INSPIRE trial, a randomized controlled Phase 3 clinical trial of intravenous rigosertib (“rigosertib IV”) in a population of patients with HR-MDS after failure of hypomethylating agent (“HMA”) therapy. The primary endpoint of INSPIRE was improvement in overall survival. We completed enrollment of the required 360 randomized patients in March 2020, and in July 2020, the required number of survival events was reached.
The primary endpoint of the trial was overall survival, comparing IV rigosertib plus best supportive care to physician’s choice (“PC”) plus best supportive care in patients who had progressed on, failed to respond to, or relapsed after previous treatment with an HMA within nine cycles over the course of one year after initiation of HMA treatment. A pre-specified analysis in the very high risk (“VHR-MDS”) patient subgroup was also conducted. Results of INSPIRE demonstrated that in the intent-to-treat analysis patients randomized to IV rigosertib resulted in overall survival of 6.4 months, versus 6.3 months for PC (Hazard ratio 1.13, 95% Confidence interval 0.88-1.46; p=0.33) in the HR-MDS population. Overall survival in the pre-specified VHR-MDS subgroup of patients was identical in the two study arms (5.2 months) (Hazard ratio 1.12, 95% Confidence interval 0.83-1.51; p=0.47). Safety analysis indicates that IV rigosertib was generally well tolerated, with reported adverse events similar to those observed in previous clinical studies with IV rigosertib in MDS. Serious adverse events (“SAEs”) were uncommon, with a similar profile of SAEs in both study arms.
On August 24, 2020, we announced topline results from the INSPIRE trial, which assessed the efficacy and safety of IV rigosertib in HR-MDS patients. The trial did not meet its primary endpoint of improved survival for patients randomized to IV rigosertib compared to the control arm. Based on the results of the INSPIRE trial and the previously conducted ONTIME Phase 3 trial, we currently do not plan to further pursue intravenous rigosertib for treating HR-MDS.

As of now, some of our other programs such as the development of briciclib and recilisib have also been discontinued.
Research and Development
Since commencing operations, we have dedicated a significant portion of our resources to the development of our clinical-stage product candidates, particularly rigosertib. We incurred research and development expenses of $16.9 million and $15.5 million during the years ended December 31, 2020 and 2019, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development.
Collaboration and License Agreements
HanX Biopharmaceuticals, Inc. (ON 123300 Agreement)
In December 2017, we entered into a license and collaboration agreement with HanX, a company focused on development of novel oncology products, for the further development, registration and commercialization in Greater China of ON 123300. We believe ON 123300 has the potential to overcome limitations of current generation CDK 4/6 inhibitors. Under the terms of the agreement, we received an upfront payment, and will receive regulatory and commercial milestone payments, as well as royalties on Chinese sales. The key feature of the collaboration is that HanX provides all funding required for Chinese IND enabling studies performed for Chinese health authority IND approval. The Chinese IND was approved in January 2020. We and HanX also intended for these studies to comply with the FDA standards. Accordingly, such studies were used by us for an IND filing with the FDA in November 2020. The FDA Study May Proceed letter was received in December 2020 and first patient in the study is anticipated in the first half of 2021. Drug product for the US study was manufactured in North America and stability data was submitted as part of the IND. We maintain global rights to ON 123300 outside of China.
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
Under the terms of the SymBio license agreement, we received an upfront payment of $7,500,000. In addition, we could receive regulatory, development and sales-based milestone payments as well as royalty payments at percentage rates ranging from the mid-teens to 20% based on net sales of rigosertib by SymBio.
Royalties will be payable under the SymBio agreement on a country-by-country basis in the licensed territory, until the later of the expiration of marketing exclusivity in those countries, a specified period of time after first commercial sale of rigosertib in such country, or the expiration of all valid claims of the licensed patents covering rigosertib or the manufacture or use of rigosertib in such country. If no valid claim exists covering the composition of matter of rigosertib or the use of or treatment with rigosertib in a particular country before the expiration of the royalty term, and specified competing products achieve a specified market share percentage in such country, SymBio’s obligation to pay us royalties will continue at a reduced royalty rate until the end of the royalty term. In addition, the applicable royalties payable to us may be reduced if SymBio is required to pay royalties to third-parties for licenses to intellectual property rights necessary to develop, use, manufacture or commercialize rigosertib in the licensed territory. The license agreement with SymBio will remain in effect until the expiration of the royalty term. However, the SymBio license agreement may be terminated earlier due to the uncured material breach or bankruptcy of a party, or force majeure. If SymBio terminates the license agreement in these circumstances, its licenses to rigosertib will survive, subject to SymBio’s milestone and royalty obligations, which SymBio may elect to defer and offset against any damages that may be determined to be due from us. In addition, we may terminate the license agreement in the event that SymBio brings a challenge against it in relation to the licensed patents, and SymBio may terminate the license agreement without cause by providing us with written notice a specified period of time in advance of termination. The upfront payment is being recognized ratably through December 2037, the expected term of the agreement. We recognize revenues related to the supply agreement with SymBio when control of the product is transferred to Symbio. Revenues related to the supply agreement were $5,000 and $55,000 for the fiscal years ended December 31, 2020 and 2019, respectively.
SymBio has conducted phase 1 trials with IV and oral rigosertib in Japan at their own expense. SymBio also participated in the INSPIRE trial by enrolling patients in Japan. For all rigosertib trials conducted by SymBio, we supply clinical trial supplies and provide other assistance as requested.
Pint International SA
In March 2018, we entered into a License, Development and Commercialization Agreement (the “Pint License Agreement”) with Pint International SA (which, together with its affiliate Pint Pharma GmbH, are collectively referred to as “Pint”). Under the terms of the Pint License Agreement, we granted Pint an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and commercialize any pharmaceutical product (the “Pint Licensed Product”) containing rigosertib in all uses of rigosertib or the Product in humans in Latin America countries (the “Pint Territory,” including Argentina, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Cuba, Dominican Republic, Ecuador, El Salvador, French Guiana, British Guiana, Suriname, Guatemala, Haiti, Honduras, Mexico, Nicaragua, Panama, Paraguay, Peru, Uruguay and Venezuela).
Pint agreed to make an upfront equity investment and a subsequent equity investment in our common stock. IIn addition, we could receive regulatory, development and sales-based milestone payments as well as tiered, double digit royalties based on aggregate net sales in the Pint Territory. Pint and the Company have also agreed to enter into a supply agreement providing for Pint purchasing rigosertib and the Pint Licensed Product from the Company within 90 days of the FDA approval of a New Drug Application (“NDA”) for the Pint Licensed Product.
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
Knight Therapeutics, Inc.
In November 2019, we entered into a Distribution, License and Supply Agreement (the “Knight License Agreement”) with Knight Therapeutics Inc. (“Knight”). Under the terms of the License Agreement, we granted Knight (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and manufacture any product (the “Knight Licensed Product”) containing rigosertib for Canada (and Israel should Knight exercise its option) (the “Knight Territory”) and in human uses (the “Knight Licensed Field”), and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to commercialize the Knight Licensed Product in the Knight Territory and in the Knight Licensed Field.
Knight has also agreed to obtain from us all of Knight’s requirements of the Knight Licensed Products for the Knight Territory, and we have agreed to supply Knight with all of its requirements of the Knight

Licensed Products. We may, at our discretion, use the services of a contract manufacturer to manufacture and package the Knight Licensed Products.
In addition, we have granted Knight an exclusive right of first refusal with respect to all or any part of the Knight Territory, to store, market, promote, sell, offer for sale and/or distribute any ROFR Products. As used in the Knight License Agreement, “ROFR Products” means all products other than the Knight Licensed Product that are owned, licensed, or controlled by us as of the effective date of the Knight License Agreement and all improvements thereto.
We are eligible to receive clinical, regulatory, and sale-based milestone payments as well as tiered, double-digit royalties based on net sales in the Knight Territory.
The License Agreement is for a term of 15 years from the launch on a country by country basis in the Territory and contains customary provisions for termination by either party in the event of breach of the License Agreement by the other party (subject to a cure period), bankruptcy of the other party, or challenges to the patents by any sublicensee or assignee.
Specialised Therapeutics Asia Pte. Ltd.
In December 2019, we entered into a Distribution, License and Supply Agreement (the “STA License Agreement”) with Specialised Therapeutics Asia Pte. Ltd. (“STA”). Under the terms of the License Agreement, we granted STA (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and manufacture any product (the “STA Licensed Product”) containing rigosertib for Australia and New Zealand (the “STA Territory”) and in human uses (the “STA Licensed Field”), and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to commercialize the STA Licensed Product in the STA Territory and in the STA Licensed Field.
STA has also agreed to obtain from us all of its requirements of the STA Licensed Products for the STA Territory, and we have agreed to supply STA with all of its requirements of the STA Licensed Products. We may, at our discretion, use the services of a contract manufacturer to manufacture and package the STA Licensed Products.
We are eligible to receive clinical, regulatory, and sale-based milestone payments as well as tiered, double-digit royalties based on net sales in the STA Territory.
The STA License Agreement is for a term of 15 years from the launch on a country by country basis in the STA Territory and contains customary provisions for termination by either party in the event of breach of the STA License Agreement by the other party (subject to a cure period), bankruptcy of the other party, or challenges to the patents by any sublicensee or assignee.
HanX Biopharmaceuticals, Inc. (terminated rigosertib agreement)
In May 2019, we entered into a License and Collaboration Agreement (the “HanX rigosertib License Agreement”) with HanX . Under the terms of the HanX rigosertib License Agreement, we granted HanX an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and commercialize any pharmaceutical product (the “HanX Licensed Product”) containing rigosertib in all uses of rigosertib or the HanX Licensed Product in humans therapeutics uses in the People’s Republic of China, Hong Kong, Macau and Taiwan (the “HanX Territory”). In connection with the HanX rigosertib License Agreement, we also entered into a Securities Purchase Agreement with each of HanX and Abundant New Investments Ltd. (“Abundant”), an affiliate of HanX (each, a “Securities Purchase Agreement” and together, the “HanX Securities Purchase Agreements”).
HanX did not fulfill its obligations under the HanX rigosertib License Agreement and effective January 16, 2020, in accordance with the terms of the HanX rigosertib License Agreement, the HanX License Agreement was deemed to be void ab initio. Upon this termination, the rights to HanX Licensed Product in the HanX Territory reverted to us in accordance with the terms of the HanX rigosertib License Agreement.

In addition, the HanX Securities Purchase Agreements terminated automatically effective January 16, 2020 upon the termination of the HanX rigosertib License Agreement in accordance with the HanX Securities Purchase Agreements.
Intellectual Property
Patents and Proprietary Rights
Our intellectual property is derived through our internal research, licensing agreements with Temple University, or Temple, and licensing research agreements with the Mount Sinai School of Medicine, or Mount Sinai.
License Agreement with Temple University
In January 1999, we entered into a license agreement with Temple as subsequently amended, to obtain an exclusive, world-wide license to certain Temple patents and technical information to make, have made, use, sell, offer for sale and import several classes of novel compounds.
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
Research Agreement with Mount Sinai School of Medicine
In May 2010, we entered into a research agreement with Mount Sinai. This agreement is described in more detail under the caption “Certain Relationships and Related Party Transactions — Research Agreement.”
ON123300 Patents
As of March 2021, we owned or exclusively licensed issued patents and pending patent applications covering composition of matter, formulation and various indications for method-of-use for ON123300 filed worldwide, including in the United States. The U.S. composition-of-matter patent for ON123300 expires in 2031. Patent term extensions may be available, depending on various provisions in the law.
Rigosertib Patents
As of March 2021, we owned or exclusively licensed issued patents and pending patent applications covering composition-of-matter, process, formulation and various indications for method-of-use for rigosertib filed worldwide, including in the United States. The U.S. composition-of-matter patent for rigosertib, which we in-licensed pursuant to the license agreement with Temple, currently expires in 2026. The U.S. method of treatment patent for rigosertib, which we also in-licensed from Temple, expires in 2025. A patent covering the use of rigosertib in combination with anticancer agents including azacitidine is issued and will expire in 2028. The novel formulation patent for rigosertib expires in 2037. Patent term extensions may be available, depending on various provisions in the law.
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
There are several ongoing clinical trials aimed at expanding the use of approved chemotherapeutic and immunomodulatory agents in metastatic breast cancer and other the diseases we are studying, as well as several new clinical programs testing novel technologies. Companies competing in the metastatic breast cancer space include large pharmaceutical companies such as Pfizer (palbociclib), Novartis (ribociclib) and Eli Lilly (abemacicilib).
Manufacturing
Our product candidates are synthetic small molecules. Manufacturing activities must comply with FDA current good manufacturing practices, or cGMP, regulations. We conduct our manufacturing activities under individual purchase orders with third-party contract manufacturers (“CMOs”). We have quality agreements in place with our key CMOs. We have also established an internal quality management organization, which audits and qualifies CMOs in the United States and abroad.
We believe that the manufacturing processes for the active pharmaceutical ingredient and finished drug products for our products are being developed to adequately support future development and commercial demands. If manufacturing challenges occur, they are thoroughly reviewed and, as may be required, reported to health authorities to determine whether the product can be used for clinical trials.
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
Commercial Operations
We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. We may rely on licensing and co-promotion agreements with strategic partners for the commercialization of our products in the United States and other territories. If we choose to build a commercial infrastructure to support marketing in the United States, such commercial infrastructure could be expected to include a targeted, oncology sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest significant financial and management resources.
Government Regulation
As a pharmaceutical company that operates in the United States, we are subject to extensive regulation by the FDA, and other federal, state, and local regulatory agencies. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising, marketing, and promotion of our products. FDA also has issued a growing body of guidance documents that provide the agency’s interpretation of regulatory requirements, including a number of guidance documents to assist companies navigating COVID-19, product development, and manufacturing.
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
The steps required before a new drug may be marketed in the United States generally include:
•
Completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s GLP regulations;

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
Submission of a NDA to the FDA;

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

•
FDA review and approval of the NDA.

Preclinical and Clinical Trials
The testing and approval process of product candidates requires substantial time, effort, and financial resources. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease. Product development typically begins with preclinical studies. Preclinical studies include laboratory evaluation of chemistry, pharmacology, toxicity, and product formulation, as well as animal studies to assess potential safety and efficacy. Such studies must generally be conducted in accordance with the FDA’s GLPs.
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
•
Phase 1.   Phase 1 includes the initial introduction of an investigational drug into humans. Phase 1 clinical trials may be conducted in patients with the target disease or condition or healthy volunteers. These studies are designed to evaluate the safety, metabolism, pharmacokinetics and pharmacologic actions of the investigational drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the investigational product’s pharmacokinetics and pharmacological effects may be obtained to permit the design of Phase 2 clinical trials. The total number of participants included in Phase 1 clinical trials varies, but is generally in the range of 20 to 80.

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
The decision to terminate development of an investigational drug product may be made by either a health authority body, such as the FDA or IRB/independent ethics committees (“IECs”), or by a company for various reasons. An IRB approves the initiation of a clinical trial and supervises the conduct of the trial to ensure that the risks to human subjects are reasonable in relation to the anticipated benefits and that there are adequate human subject protections in place. The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. In some cases, clinical trials are overseen by an independent group of qualified experts organized by the trial sponsor. This group provides guidance on whether or not a trial may or should move forward at designated check points. These decisions are based on the limited access to data from the ongoing trial. The suspension or termination of development can occur during any phase of clinical trials if it is determined that the participants or patients are being exposed to an unacceptable health risk, if the product candidate does not show sufficient evidence of efficacy, if the development program does not comply with applicable regulatory requirements, or due to changing sponsor business objectives.
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
New Drug Applications
In order to obtain approval to market a drug in the United States, a marketing application must be submitted to the FDA that provides data establishing the safety and effectiveness of the drug product for the proposed indication. The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA.
In most cases, the NDA must be accompanied by a substantial user fee; there may be some instances in which the user fee is waived. The FDA will initially review the NDA for completeness before it accepts the NDA for filing. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. After the NDA submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. For new molecular entities, or NMEs, FDA has the goal of completing its review within ten months of the application’s acceptance for filing. This, however, is just a goal, and the review time may take longer. For instance, the FDA can extend this review by three months to consider certain late-submitted information or information intended to clarify information already provided in the submission. The FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. For drugs for which no active ingredient (including any ester or salt of active ingredients) has previously been approved by the FDA, the FDA must refer the drug to an advisory committee or provide in an action letter, a summary of the reasons why the FDA did not refer the product candidate to an advisory committee. Product candidates may also be referred to advisory committees for other reasons. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter indicates that the review cycle of the application is complete and the application is not ready for approval. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application, including additional clinical trials. If a complete response letter is issued, the applicant may either: resubmit the NDA, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing, clinical trials, and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.
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
Advertising and Promotion
The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses — that is, uses not approved by the FDA and therefore not described in the drug’s labeling — because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but may engage in non-promotional, balanced communication regarding off-label use under specified conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the Department of Justice (the “DOJ”), or the Office of the Inspector General of the Department of Health and Human Services (“HHS”), as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.
Post-Approval Regulations
After regulatory approval of a drug is obtained, a company is required to comply with a number of post-approval requirements. For example, as a condition of approval of an NDA, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the overall survival benefit of the drug. In addition, as a holder of an approved NDA, a company would be required to report adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of its products. Further, under the Drug Quality and Security Act, manufacturers have obligations concerning the tracking and tracing of drug products, as well as the investigation and reporting of suspect and illegitimate products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval to assure and preserve the long term stability of the drug product. Manufacturing facilities must be registered with FDA and marketed drug products must be listed. Recently, the information that must be submitted to FDA regarding manufactured products was expanded through the Coronavirus Aid, Relief, and Economic Security, or CARES, Act to include the volume of drugs produced during the prior year. Sponsors are also subject to annual program fees, though there may be some exemptions. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural and substantive record keeping requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon a company and any third-party manufacturers that a company may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.
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
Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures, such as risk evaluation and mitigation strategies and phase 4 studies. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development or result in additional post-approval requirements.
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
In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product or method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA or 505(b)(2) application. In an effort to clarify which patents must be listed in the Orange Book, in January 2021, Congress passed the Orange Book Transparency Act of 2020, which largely codifies FDA’s existing practices into the FDCA.
An ANDA provides for marketing of a generic drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing,

ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug. 505(b)(2) applications provide for marketing of a drug product that may have the same active ingredients as the listed drug and contain the same full safety and effectiveness data as an NDA, but at least some of the information comes from studies not conducted by or for the applicant. 505(b)(2) applicants may rely on published literature or FDA’s prior finding of safety and effectiveness for an NDA approved drug product. The ANDA or 505(b)(2) applicant is required to certify to the FDA concerning any patents listed for the approved product referenced in the marketing application in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA or 505(b)(2) applicant may also elect to submit a statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge or carve out the listed patents, the ANDA or 505(b)(2) application approval will not be made effective until all the listed patents claiming the referenced product have expired.
A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA or 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from making an approval of the ANDA or 505(b)(2) application effective until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) applicant, or such shorter or longer period as may be determined by a court.
The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity has expired.
Recently, Congress, the Administration, and administrative agencies have taken certain measures to increase drug competition and thus, decrease drug prices. By example, in 2019 FDA introduced a proposed rule and in 2020 FDA issued a final guidance to facilitate drug importation. Congress also passed a bill requiring sponsors of NDA approved products to provide sufficient quantities of drug product on commercially reasonable market-based terms to entities developing generic and similar drug products. This bill also included provisions on shared and individual REMS for generic drug products.
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
Patent Term Extension
After NDA approval, owners of relevant drug patents may apply for up to a five year patent extension of a single unexpired patent, that has not previously been extended. The allowable patent term extension is calculated as half of the drug’s testing phase — the time between IND application and NDA submission — and all of the review phase — the time between NDA submission and approval up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years from the date of approval. Similar extension rules apply in the EU.
Emergency Use Authorizations
While, in most cases, a therapeutic must be approved by FDA pursuant to an NDA, an ANDA, or a BLA, before the product may be sold, when there is a public health emergency involving chemical, biological, radiological, or nuclear agents, including infectious diseases like COVID-19, new therapeutics may be distributed pursuant to an Emergency Use Authorization, or EUA. Under an EUA, FDA may authorize the emergency use of an unapproved medical product or an unapproved use of an approved product for certain emergency circumstances to diagnose, treat, or prevent serious or life-threatening diseases or conditions when certain statutory criteria have been met, and after the Secretary of the Department of Health and Human Services has issued a declaration of emergency or threat justifying emergency use. EUAs are intended to address serious or life threatening diseases or conditions caused by a chemical, biological, radiological, or nuclear agent, including emerging infectious disease threats, such as the COVID-19 pandemic. To receive an EUA, the product sponsor must demonstrate that the product “may be effective” in the prevention, diagnosis, or treatment of an applicable disease or condition. Additionally FDA must determine that the product’s known and potential benefits outweigh the known and potential risks. Further there must be no adequate, approved, and available alternative product for the indication. Potential alternative products may be unavailable if there are insufficient supplies to meet the emergency need. FDA may establish additional conditions on an EUA that are necessary to protect public health, including conditions related to information that must be disseminated to health care providers and patients, the monitoring and reporting of adverse events, and record keeping. Conditions may also relate to how a product is distributed and administered and how a product is advertised. Importantly, EUAs are not full marketing approvals. Rather, EUAs are only effective for the duration of the applicable EUA declaration. Full approval of the product under applicable standards established under the FDCA would be necessary to continue to distribute the product absent an EUA. EUAs may also be revised or revoked by FDA at any time. To date and with respect to the COVID-19 pandemic, while a number of medical devices have received EUAs, including in vitro diagnostic products, personal protective equipment, and ventilators, significantly fewer therapeutics have received EUAs.
The Foreign Corrupt Practices Act
The Foreign Corrupt Practices Act (“FCPA”), prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.
Europe and Other International Government Regulation
In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Some countries outside of the United States have a similar process that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical trials. In Europe, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee (IEC), much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. When the Clinical Trials Regulation (EC) 536/2014 comes into force, it will be possible to make a single application for a cross-border trial within the EU through an EU clinical trial portal. In the light of the pending departure of the United Kingdom (“UK”) from the EU, however, it is unlikely that trials in the

UK will be approved through the portal and a separate application will need to be made to the UK Medicines and Healthcare products Regulatory Agency. Additionally, in the EU there is an increasing move to transparency of trial summary reports and the above Clinical Trial Regulation will include a publicly accessible database of data and information submitted in accordance with this regulation. Companies’ submitting data will need to justify why it should be kept confidential.
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
Expanded Access
Under certain circumstances, regulators may permit unapproved drugs to be used by patients outside of clinical trials. In the U.S., with FDA approval, manufacturers may provide investigational drugs to patients with serious or immediately life threatening diseases for which there are no comparable or satisfactory alternative therapies. To qualify for U.S. expanded access, the potential benefit must justify the potential risks and the potential risks must not be unreasonable. Providing the investigational drug must also not interfere with product development. There are additional qualifying criteria depending on the number of patients in the expanded access program, and the expanded access sponsor and investigator must comply with FDA’s regulations. U.S. law also permits treatment access to certain investigational drugs under the federal Right to Try law, which permits manufacturers to provide investigational drugs to patients with a life-threatening disease or condition, who have exhausted all approved treatment options, who cannot participate in a clinical trial of the drug, and who provides informed consent. Certain reports must be submitted to FDA under the federal Right to Try. There are also state level Right to Try statutes.
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
Other Special Regulatory Procedures
Orphan Drug Designation
The FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or, if the disease or condition affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making the drug would be recovered from sales in the United States. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan designation if there is a product already approved by the FDA that is intended for the same indication and that is considered by the FDA to be the same as the already approved product. This hypothesis must be demonstrated to obtain orphan exclusivity. In the European Union, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants Orphan Drug Designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life- threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug.
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
To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if the product will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy, safety, or public health factors. If Fast Track designation is obtained, drug sponsors may be eligible for more frequent development meetings and correspondence with the FDA. In addition, the FDA may initiate review of sections of an NDA before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information.
Based on results of one or more Phase 3 clinical trials submitted in an NDA, upon the request of an applicant, a priority review designation may be granted to a product by the FDA, which sets the target date for FDA action on the application at six months from FDA filing, or eight months from the sponsor’s submission. Priority review is given to drugs intended to treat serious conditions and which, if approved would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of the serious condition. If criteria are not met for priority review, the standard FDA review period is ten months from FDA filing, or 12 months from sponsor submission. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.
Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are eligible for the Fast Track designation features as described above, intensive guidance on an efficient drug development program beginning as early as Phase 1 trials, and a commitment from the FDA to involve senior managers and experienced review staff in a proactive collaborative, cross-disciplinary review.
In addition, products for treating serious or life threatening conditions and that provide a meaningful advantage over available therapies may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, FDA will require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoints. The drug may be subject to accelerated withdrawal procedures if such studies do not verify the product’s clinical benefit or other evidence shows a lack of safety or efficacy. Promotional materials for products approved via the accelerated approval pathway must be submitted to FDA prior to initial distribution. Such products may also be subject to distribution or use restrictions, if FDA determines that restrictions are needed to assure safe use. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
Under the Centralized Procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the EMA’s Committee for Medicinal Products of Human Use, or CHMP). On average, an approval is provided by the European Commission after approximately 15 months. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, defined by three cumulative criteria: the seriousness of the disease (e.g., heavy disabling or life-threatening diseases) to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days. There is also a conditional marketing authorization which allows for the early approval of a medicine on the basis of less complete clinical data than normally required, if the medicine addresses an unmet medical need and targets a seriously debilitating or life-threatening disease, a rare disease or is intended for use in emergency situations in response to a public health threat. The benefit to public health must outweigh the risk due to the limited availability of clinical data at the time of marketing authorization.
The EMA has recently been conducting a pilot on ‘adaptive pathways’ — an iterative process building on existing regulatory processes involving gathering evidence through real-life use to supplement clinical trial data.
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
Also, under the FDA Reauthorization Act of 2017, sponsors submitting applications for product candidates intended for the treatment of adult cancer which are directed at molecular targets that the FDA determines to be substantially relevant to the growth or progression of pediatric cancer must submit, with the application, reports from molecularly targeted pediatric cancer investigations designed to yield clinically meaningful pediatric study data, using appropriate formulations, to inform potential pediatric labeling. The FDA may grant full or partial waivers, or deferrals, for submission of data under PREA and this requirement.
The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of any exclusivity — Orange Book listed patent or non-patent exclusivity — for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the required timeframe. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. This is not a patent term extension, but it effectively extends the regulatory exclusivity period. Moreover, pediatric exclusivity attaches to all formulations, dosage forms, and indications for products with existing marketing exclusivity or Orange Book listed patent life that contain the same active moiety as that which was studied. Applications under the BPCA for labeling changes receive priority review designation, with all of the benefits that designation confers.
In the European Union all applications for marketing authorization for new medicines have to include the results of studies as described in an agreed pediatric investigation plan, unless the medicine receives a deferral or waiver. Medicines authorized across the EU with the results of studies from a pediatric investigation plan included in the product information are eligible for an extension of their supplementary protection certificate by six months. This is the case even when the studies’ results are negative. For orphan medicines, the incentive is an additional two years of market exclusivity.
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
Among the Affordable Care Act’s provisions of importance to the pharmaceutical industry are the following:
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

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•
extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•
expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•
new requirements to report annually specified financial arrangements with physicians and teaching hospitals, as defined in the Affordable Care Act and its implementing regulations, including reporting any “payments or transfers of value” made or distributed to prescribers, teaching hospitals, and other healthcare providers and reporting any ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection required beginning August 1, 2013 and reporting to the Centers for Medicare and Medicaid Services required by March 31, 2014 and by the 90th day of each subsequent calendar year;

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
In addition, other legislative changes have been adopted since the Affordable Care Act was enacted. For example, under the Budget Control Act of 2011, providers are subject to Medicare payment reductions of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. Such new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. The Bipartisan Budget Act of 2018, effective January 1, 2019, increased manufacturer liability for Medicare Part D covered prescriptions in the period of the coverage gap from 50 percent to 70 percent. The Affordable Care Act was amended by the Tax Cuts and Jobs Act of 2017 to repeal the individual penalty for not purchasing health insurance, and it may be further repealed and replaced by Congress. Changes in the law may result in additional downward pressure on coverage and the price that we receive for any approved product, or may require increased manufacturer rebates, and could seriously harm our business.
Pricing, Coverage and Reimbursement
The government is increasingly focused on measures to contain program costs for prescription drugs. Specifically, there have been recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, penalize companies that do not agree to cap prices paid for certain drugs, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. On November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nation payment model under which reimbursement for certain Medicare Part B drugs and biologicals will be based on a price that reflects the lowest per capita Gross Domestic Product-adjusted (GDP-adjusted) price of any non-U.S. member country of the Organisation for Economic Co-operation and Development (OECD) with a GDP per capita that is at least sixty percent of the U.S. GDP per capita. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. Various state health care programs similarly require reporting of drug pricing information that is used as the basis for their reimbursement of pharmacies and other health care providers and the negotiation of supplemental rebates. States, such as California, have also enacted transparency laws that require manufacturers to report price increases and related information, and cap price increases, or require negotiation of supplemental rebates for new drugs entering the market at price points determined to be high. Refusal to negotiate supplemental rebates can negatively affect market access and provider reimbursement. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations.
In the US, many independent third-party payers, as well as the Medicare and state Medicaid programs, reimburse buyers of pharmaceutical products. Medicare is the federal program that provides health care benefits to senior citizens and certain disabled and chronically ill persons. Medicaid is the federal program administered by the states to provide health care benefits to certain indigent persons. In return for including our pharmaceutical commercial products in the Medicare and Medicaid programs, we may need to agree to calculate and report certain price points to the Centers for Medicare and Medicaid Services, and pay a rebate to state Medicaid agencies that provide reimbursement for those products in an outpatient setting. We will also have to agree to sell our commercial products under contracts with the Department of Veterans Affairs, Department of Defense, Public Health Service, and the Indian Health Service, as well as certain hospitals, community health centers, clinics, and other providers that are designated as 340B covered entities (entities designated by federal programs statute to receive mandatory drug discounts under the 340B program drugs at discounted prices) at prices that are significantly below the price we may charge to commercial pharmaceutical distributors. These programs and contracts are highly regulated and may impose restrictions on our business, including penalties for price increases that exceed the rate of inflation. These and any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures. Failure to comply with these regulations and restrictions could result in a loss of our ability to continue selling our drugs to the federal government or receiving reimbursement for our drugs once approved.
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
Other Healthcare Laws and Compliance Requirements
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting some business arrangements from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. With respect to the safe harbors, HHS recently promulgated a regulation that is effective in two phases. First, the regulation excludes from the definition of “remuneration” limited categories of (a) PBM rebates or other reductions in price to a plan sponsor under Medicare Part D or a Medicaid Managed Care Organization plan reflected in point-of sale reductions in price and (b) PBM service fees. Second, effective January 1, 2023, the regulation expressly provides that rebates to plan sponsors under Medicare Part D either directly to the plan sponsor under Medicare Part D, or indirectly through a pharmacy benefit manager will not be protected under the anti-kickback discount safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability. The reach of the Anti-Kickback Statute was broadened by the Affordable Care Act, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.
The federal civil False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act authorizes imposition of treble damages and a civil penalty for each false claim submitted, which, for pharmaceutical products, have frequently resulted in multi-million dollar penalties.. Claims under the civil False Claims Act may be brought by the government or private parties on behalf of the government, called “qui tam” actions, which may proceed even if the government does not join as a party.
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
The Affordable Care Act further created new federal requirements for reporting, by applicable manufacturers of covered drugs, of information related to payments and other transfers of value made to or at the request of covered recipients, such as, but not limited to, physicians, physician assistants, nurse practitioners, clinical nurse specialists, and certified registered nurse anesthetists and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family. Payments made to physicians and certain research institutions for clinical trials are included within the ambit of this law.
In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the HITECH Act, and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information, known as protected health information. Among other things, the HITECH Act makes HIPAA’s security and certain privacy standards directly applicable to “business associates” — persons or organizations, other than a member of a covered entity’s workforce, that creates, receives, maintains, or transmits protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. The HITECH Act also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws, such as the California Consumer Privacy Act, govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts. In addition, more onerous foreign data privacy provisions may apply. For instance, the EU General Data Protection Regulation imposes stricter rules on the processing of personal data than apply in the USA and its provisions exclude the export of data relating to identifiable individuals to most countries, including the US, unless certain safeguards are in place.
In the United States, our activities are potentially subject to additional regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of HHS (e.g., the Office of Inspector General), the DOJ and individual U.S. Attorney offices within the DOJ, and state and local governments. If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 as well as the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, or the OBRA, and the Veterans Health Care Act of 1992, each as amended. Among other things, the OBRA requires drug manufacturers to calculate and report complex pricing metrics used to determine rebates paid on prescription drugs to state Medicaid programs. Under the Veterans Health Care Act, or VHCA, drug companies are required to offer “covered drugs” (including all drugs approved under an NDA) at a reduced price, calculated based on a manufacturer’s required price calculations, to four federal agencies including the U.S. Department of Veterans Affairs and DoD, the Public Health Service and some private Public Health Service designated entities in order to participate in other federal funding programs including Medicaid. Legislation subsequent to the VHCA have required that these discounted prices also be offered for specified DoD purchases for its TRICARE program via a rebate system. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulation.
Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.
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
In Europe, most countries have laws or (more commonly) codes of practice which broadly emulate US ‘sunshine laws’ and require companies to maintain and publish a record of transfers of value to healthcare professionals. These are in addition to national anti-corruption laws similar to the FCPA — for instance the UK Bribery Act 2010 which has a wider scope than the FCPA in many respects including in that it covers relevant decision makers in both the private and public sectors and applies both domestically and internationally.

Employees
As of December 31, 2020, we had 12 employees, 11 of which were full-time employees.
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
Risks Related to Our Business and Industry
Our product development efforts may not be successful.
The focus of our development efforts is currently on ON 123300 and oral rigosertib. Although, we believe that there are opportunities for us to develop ON 123300, our novel multi kinase inhibitor targeting CDK4/6 as well as other tyrosine kinases, in indications such as metastatic breast cancer, mantle cell lymphoma and multiple myeloma, and oral rigosertib in RAS mutated cancers, clinical drug development is expensive, can take many years to complete, and its outcome is inherently uncertain. Even if our clinical development programs are successful, we may not be able to successfully commercialize any product. There can be no assurance that our focus on ON 123300 and oral rigosertib will be successful, and that we will be able to successfully develop a product candidate or, even if we do, that we will be able to successfully commercialize such candidate.
Our future success is dependent primarily on the regulatory approval and commercialization of our product candidates.
Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical studies and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. If we are unable to obtain regulatory approval for our product candidates in one or more jurisdictions, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of our product candidates.
The results of preclinical testing or earlier clinical studies are not necessarily predictive of future results. Any product candidate we advance into clinical trials may not have favorable results in later-stage clinical trials or receive regulatory approval.
Encouraging results in preclinical testing and earlier clinical studies does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted.
We recently changed the focus of our product development efforts and may not be successful in our revised strategy.
On August 24, 2020, we announced topline results from the INSPIRE trial, which assessed the efficacy and safety of IV rigosertib in HR-MDS patients. The trial did not meet its primary endpoint of improved survival for patients randomized to IV rigosertib compared to the control arm. Based on the results of the INSPIRE trial and the previously conducted ONTIME Phase 3 trial, we currently do not plan to further pursue intravenous rigosertib for treating HR-MDS.
We plan to continue to focus on the other programs in our pipeline, including oral rigosertib in KRAS mutated cancers and our novel multi kinase inhibitor targeting CDK4/6, ON 123300. We are also reviewing potential in-licensing opportunities. This change in the strategic focus of our product development efforts may not be successful.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome.
We may experience delays in our ongoing or future clinical trials and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. Regulatory authorities may also find that our development programs do not support product approval. There can be no assurance that the FDA, an IRB, or a comparable foreign regulatory authority will permit our clinical trials to commence and will not put clinical trials of any of our product candidates on clinical hold in the future. Study results may also cause us to discontinue trials. Clinical trials may be delayed, suspended or prematurely terminated and development programs may not be successful for a variety of reasons, including:
•
delay or failure in reaching identifying, contracting with, and retaining contract research organizations, or CROs, and clinical trial sites;

•
delay or failure in recruiting and enrolling suitable subjects to participate in a trial and/or retaining subjects;

•
failure to follow the study procedures or applicable regulatory requirements;

•
negative or ambiguous study results;

•
manufacturing or product quality issues;

•
the need to conduct additional development work, including clinical trials;

•
changes in governmental laws, regulations, or policies, such as due to the change in the U.S. administration, or administrative actions; and

•
regulatory authority disagreements regarding the design or implementation of our clinical trials.

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
Failure to follow FDA’s applicable regulatory requirements may result in enforcement action.
If we or our third party contractors are not able to follow FDA’s regulatory requirements, we or they may face enforcement actions that may materially harm our business, including, but not limited to:
•
warning letters or untitled letters or otherwise unacceptable inspectional findings;

•
injunctions, penalties, fines, or debarment;

•
suspension any ongoing clinical studies, clinical holds, or regulatory authority refusal to approve marketing applications;

•
restrictions on operations, product seizure or detention, refusal to permit the import or export of products, or product recalls; or

•
adverse publicity.

Changes in product candidate manufacturing or formulation may result in additional costs or delay.
As product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. During the course of a development program, sponsors may also change the contract manufacturers used to produce the product candidates. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials. Such changes may also require additional testing, FDA notification, or FDA approval. This could delay completion of clinical trials; require the conduct of bridging clinical trials or studies, or the repetition of one or more clinical trials; increase clinical trial costs; delay approval of our product candidates; and jeopardize our ability to commence product sales and generate revenue.
Healthcare legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.
The regulations that govern, among other things, marketing approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country and our ability to commercialize any products will depend, in part, on the extent to which coverage and adequate reimbursement for our products is available. In the United States and some foreign jurisdictions, including the European Union, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, limit coverage and reimbursement or restrict the prices we may charge including through payments of increased manufacturer rebates, and affect our ability to successfully sell any product candidates for which we obtain marketing approval. Furthermore, in the United States private payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates. These and any additional healthcare reform measures in the United States, the European Union and other potentially significant markets could further constrain our business or limit the amounts that governments will pay for healthcare products and services, which could result in additional pricing pressures.
States, in the U.S., have also enacted laws requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, cap price increases, negotiate or pay increased supplemental rebates and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing specified physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit other specified sales and marketing practices.
Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country. In the United States, Medicaid and other federal programs impose penalties for increasing prices over the rate of inflation, which can result in penny prices. Federal legislative proposals would create inflation penalties under certain federal government pricing programs that currently do not impose these penalties and alter the caps on the magnitude of inflation penalties paid under these programs. Some states such as California are also regulating price increases. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates even if our product candidates obtain marketing approval. We cannot be sure that timely coverage and adequate reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of coverage and reimbursement will be.
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
We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA, Centers for Medicare & Medicaid Services, or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, comply with FDA’s laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct for our directors, officers and employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates. For example, large pharmaceutical companies such as Pfizer, Novartis, Eli Lilly successfully market commercialized CDK 4/6 inhibitors palbociclib, ribociclib and abemaciclib and have done so for a number of years. More recently, G1 Therapeutics secured FDA approval of the CDK 4/6 triaciclib.
The approved CDK 4/6 inhibitor drugs palbociclib, ribociclib and abemaciclib are well established therapies or products and are widely accepted by physicians, patients and third-party payors. By the time ON 123300 possibly is approved in the future, insurers and other third-party payors may also encourage the use of generic products. This may make it difficult for us to achieve market acceptance at desired levels in a timely manner to ensure viability of our business.
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
If we fail to meet our obligations under our current license agreements or if we fail to negotiate future license agreements, our rights under the licenses could be terminated, and upon the effective date of such termination, our right to use the licensed technology would terminate. While we would expect to exercise all rights and remedies available to us, including attempting to cure any breach by us, and otherwise seek to preserve our rights under the patents and other technology licensed to us, we may not be able to do so in a timely manner, at an acceptable cost or at all. Any uncured, material breach under the license agreement could result in our loss of exclusive rights and may lead to a complete termination of our product development and any commercialization efforts for the applicable product candidates.
Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.
We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims may be brought against us by subjects enrolled in our clinical trials, and patients, healthcare providers or others using, administering or selling our products in third party studies, expanded access programs, or commercially, if we receive product approval. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, the clinical development and commercialization of our product candidates could be adversely affected or terminated and we could incur substantial liabilities.
We may engage in future business combinations or collaborations that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.
While we currently have no specific plans to acquire any other specific businesses, we may, in the future, make acquisitions of, or investments in, or otherwise engage in business combinations or collaborations with companies that we believe have products or capabilities that are a strategic or commercial fit with our current product candidates and business or otherwise offer opportunities for our company. In connection with these acquisitions or investments, we may: issue stock that would dilute our existing stockholders’ percentage of ownership; incur debt and assume liabilities; and incur amortization expenses related to intangible assets or incur large and immediate write-offs.
We may not be able to complete any future business combination or collaborations on favorable terms, if at all. If we do complete a business combination or collaboration, we cannot assure you that it will ultimately strengthen our competitive position or that it will be viewed positively by customers, financial markets or investors. Furthermore, future business combinations could pose numerous additional risks to our operations, including: problems integrating the businesses, products or technologies; increases to our expenses; the failure to discover undisclosed liabilities of an acquired asset or transaction partner; diversion of management’s attention from their day-to-day responsibilities; and harm to our operating results or financial condition.
We may not be able to complete any collaboration or business combination or effectively integrate the operations, products or personnel gained through any such business combination.
We depend on information technology and computer systems to operate our business; our business and operations would suffer in the event of any failures or interruptions of our computer system, such as a data breach or cybersecurity incident.
Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. Cybersecurity attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of our confidential or otherwise protected information, corruption of data. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability or damage to our reputation, and the further development of our product candidates could be delayed.
Likewise, data privacy or security breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients or other business partners may be exposed to unauthorized persons or to the public. There can be no assurance that our efforts, or the efforts of our partners and vendors, will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.
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
As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business, clinical trials, drug manufacturing and nonclinical activities. These potential disruptions may include but are not limited to delays or difficulties in clinical site initiation and patient recruitment, patient withdrawals, postponement of planned clinical or preclinical studies, redirection of site resources from studies, study modification, suspension, or termination, the introduction of remote study procedures and modified informed consent procedures, study site changes, direct delivery of investigational products to patient homes requiring state licensing, study deviations or noncompliance, diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, delays in receiving approval from local regulatory authorities to initiate our planned clinical trials, and changes or delays in site monitoring. The foregoing may require that we consult with relevant review and ethics committees, IRBs, and the FDA. The foregoing may also impact the integrity of our study data. The effects of the COVID-19 pandemic may also increase the need for clinical trial patient monitoring and regulatory reporting of adverse effects.
The COVID-19 pandemic may also impact our ability to obtain supplies of our product candidates or other materials that may be necessary for the conduct of our development program. If any of our suppliers are adversely impacted by the COVID-19 pandemic or the restrictions resulting from the outbreak, if they cannot obtain the necessary supplies, or if such third parties need to prioritize other products or customers over us, including under the Defense Production Act, we may experience delays or disruptions in our supply chain, which could have a material and adverse impact on our business. Third party manufacturers may also need to implement measures and changes, or deviate from typical requirements because of the COVID-19 pandemic that may otherwise adversely impact our supply chains or the quality of the resulting products or supplies. Depending on the change, we may need to obtain FDA pre-approval or otherwise provide FDA with a notification of the change.
The pandemic could further impact our ability to interact with the FDA or other regulatory authorities and obtain any necessary inspections. Due to the potential impact of the COVID-19 outbreak on clinical trials, drug development, and manufacturing, FDA issued a number of guidance documents concerning how sponsors and investigators may address these challenges. FDA has also issued guidance on the development of products to treat COVID-19. FDA’s guidance is continually evolving.
The COVID-19 pandemic may also result in changes in laws and regulations. By example, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which includes various provisions regarding FDA drug shortage reporting requirements, as well as provisions regarding supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy and domestic manufacturing. This and any future changes in law may require that we change our internal processes and procedures to ensure continued compliance.
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
Risks Related to Our Financial Position and Capital Needs
We need to obtain additional funding to further develop our products in future clinical trials and through regulatory processes; if we are unable to meet our needs for additional funding in the future, we will be required to limit, scale back or cease operations.
We expect to continue to experience net operating losses for the next several years. Our ability to successfully raise sufficient additional capital, through future financings or through strategic and collaborative arrangements will be necessary to carry out all of our proposed future operating activities. We will need to obtain additional financing in the future in order to fully fund product candidates through the regulatory approval process.
Our future capital requirements will depend on many factors, which could result in variations from our projected operating and liquidity requirements. Additional funds may not be available when needed, or, if available, we may not be able to obtain such funds on terms acceptable to us. If adequate funds are unavailable, we may be required, among other things, to: delay, reduce the scope of or eliminate one or more of our research or development programs; license rights to technologies, product candidates or products at an earlier stage or for indications or territories than otherwise would be desirable, or on terms that are less favorable to us than might otherwise be available; obtain funds through arrangements that may require us to relinquish rights to product candidates or products that we would otherwise seek to develop or commercialize by ourselves; or further reduce or cease operations.
We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.
We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing and have not generated any revenue from product sales to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 1998. For the years ended December 31, 2020, and 2019, we reported net losses of $25.2 million and $21.5 million, respectively, and we had an accumulated deficit of $428.6 million at December 31, 2020.
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
We do not own or operate facilities for the manufacture of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently rely on a single source contract manufacturing organization, or CMO, for the chemical manufacture of active pharmaceutical ingredient for each of our product candidates. To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase the scale of production. We may need to identify additional CMOs for continued production of supply for our product candidates. In addition, regulatory authorities enforce cGMP through periodic inspections of active pharmaceutical ingredient, or API and drug product manufacturing sites, quality control contract laboratories and distribution centers. If we or our CMO fail to comply with applicable cGMP, the manufacturing data generated and subsequent API lots and drug product batches in our supply chain may be deemed unreliable. Clinical trials using the product candidate may also be deemed to be unreliable. As such, the FDA or comparable foreign regulatory authorities may require us to perform additional API and drug product manufacturing before continuing clinical trials or approving our marketing applications, may require us to conduct additional studies, and any such deficient product we supply to any collaboration partner may subject us to certain obligations under relevant agreements. We or our contractors may also face enforcement actions. We have not yet qualified alternate suppliers in the event the current CMOs we utilize are unable to scale production, or if we otherwise experience any problems with them. By example, our third party manufacturers may not be able to obtains sufficient quantities of any necessary supplies such as due to changing trade policies or supply shortages. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, as we have experienced with respect to our existing CMOs, it could be expensive and take a significant amount of time to arrange for alternative suppliers. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them.
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
Risks Related to Our Intellectual Property
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
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates, and to use our proprietary technologies without infringing the proprietary rights of third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceedings before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and commercializing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business.
We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
Many of our employees, including our senior management, were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, including each member of our senior management, executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer.
Risks Related to Ownership of Our Common Stock and Common Stock Warrants
We may not comply with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our Common Stock could be delisted, which could affect our Common Stock’s market price and liquidity and reduce our ability to raise capital.
We are required to meet certain qualitative and financial tests to maintain the listing of our securities on the Nasdaq Capital Market. On October 6, 2020, we received a letter from the Nasdaq Capital Market indicating that we failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. Under Nasdaq Listing Rule 5810(c)(3)(A), we had a 180 calendar day grace period, or until April 5, 2021, to regain compliance by meeting the continued listing standard. The continued listing standard is met if the Company’s common stock has a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180 calendar day grace period. On February 23, 2021, we received notice from Nasdaq that we had regained compliance with the minimum bid price requirement because the Company’s common stock had a closing price of at least $1.00 per share for 10 consecutive business days.
There can be no assurance that we will be able to maintain compliance with the minimum bid price requirement or will otherwise be in compliance with other the Nasdaq Capital Market listing criteria. If we are unable to maintain compliance with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, making it more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our securities could suffer a material decline. Delisting could also impair our ability to raise capital.
Our share price and the liquidity of our stock may be volatile and result in substantial losses to our stockholders.
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
In the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Likewise, companies that have experienced a clinical hold, as we have with one of our secondary compounds, have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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
Provisions in our Tenth Amended and Restated Certificate of Incorporation, as amended, or Certificate of Incorporation, and Amended and Restated Bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that will:
•
permit our board of directors to issue up to 5,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate (as of February 28, 2021, we had no shares of preferred stock issued and outstanding);

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

•
provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice;

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
ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
Our corporate headquarters is located in Newtown, Pennsylvania, where we leased an aggregate of approximately 9,500 square feet of office and laboratory space, pursuant to lease agreements. The lease expired in February 2021 and we have entered into a new month-to-month lease for a portion of the office space.
We are evaluating less expensive space alternatives, including having some or all employees working remotely. We believe that suitable additional or alternative space would be available on commercially reasonable terms if required in the future.
ITEM 3.   LEGAL PROCEEDINGS
We are not a party to any legal proceedings and we are not aware of any such proceedings contemplated by government authorities.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed under the symbol “ONTX” on the Nasdaq Capital Market. Our tradable common stock warrants issued on July 29, 2016 are listed under the symbol “ONTXW” on the Nasdaq Capital Market.
Stockholders
As of February 28, 2021, there were approximately 146 holders of record for shares of our common stock. This does not reflect beneficial stockholders who held their common stock in “street” or nominee name through brokerage firms.
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding securities authorized for issuance under the Company’s equity compensation plans is contained in Part III, Item 11 of this Annual Report.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future.
ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing novel products for patients with cancer. We have proprietary targeted anti-cancer agents designed to disrupt specific cellular pathways that are important for cancer cell proliferation. We believe that the product candidates in our pipeline have the potential to be efficacious in a variety of cancers with unmet medical need. We have the following two clinical-stage programs: 1. ON 123300, multi-kinase inhibitor in solid tumors; and 2. oral rigosertib alone or in combination with PD-1 inhibitors for treatment of KRAS-mutated solid tumors.
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
Since commencing operations, we have dedicated a significant portion of our resources to the development of our clinical-stage product candidates, particularly rigosertib. We incurred research and development expenses of $16.9 million and $15.5 million during the years ended December 31, 2020 and

2019, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance ON 123300 and our other programs.
In September 2019 we closed on an offering of common stock to certain investors. We issued 2,198,938 shares of common stock and amended warrants for the purchase of 2,198,938 shares of common stock. The investors, who were also holders of our preferred stock warrants issued in February 2018 and/or May 2018, received a warrant amendment under which a certain number of such investors’ preferred stock warrants received a reduction in exercise price and an extension of term. Net proceeds from the sale of common stock and the amendment of preferred stock warrants were approximately $3.3 million. In November 2019, we closed on an offering of units of common stock and warrants. We issued 30,250,000 shares of common stock, pre-funded warrants to purchase 24,750,000 shares of common stock, and common stock warrants to purchase 55,000,000 shares of common stock. Net proceeds were approximately $9.7 million. On December 10, 2019, we closed on an offering of units of common stock and warrants. We issued 14,326,648 shares of common stock and common stock warrants to purchase 7,163,324 shares of common stock. Net proceeds were approximately $4.4 million. On December 19, 2019, we closed on an offering of units of common stock and warrants. We issued 13,878,864 shares of common stock and common stock warrants to purchase 6,939,432 shares of common stock. Net proceeds were approximately $4.4 million. During 2019, pre-funded warrants were exercised for 23,720,784 shares of common stock and net proceeds were $35,000. Also during 2019, common warrants were exercised for 21,014,378 shares of common stock and net proceeds were approximately $4.9 million.
In January 2020, we closed on an offering of common stock. We issued 27,662,518 shares of common stock and net proceeds were approximately $9.0 million. Also during 2020, common warrants were exercised for 45,863,397 shares of common stock and net proceeds were approximately $10.3 million.
In January 2021, we closed on an offering of common stock. We issued 19,551,124 shares of common stock and net proceeds were approximately $8.5 million. In February 2021, we closed on an offering of common stock. We issued 28,750,000 shares of common stock and net proceeds were approximately $26.7 million. In addition, since December 31, 2020 common warrants were exercised for 2,325,000 shares of common stock and net proceeds were approximately $0.5 million. As a result of these transactions, as of February 28, 2021, we have 236,612,391 common shares outstanding.
Our net losses were $25.2million and $21.5 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $428.6 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met.
As of December 31, 2020 we had $19.0 million in cash and cash equivalents. As of February 28, 2021, we had $49.5 million in cash and cash equivalents.
In December 2017, we entered into a license and collaboration agreement with HanX Biopharmaceuticals, Inc. (“HanX”), a company focused on development of novel oncology products, for the further development, registration and commercialization in Greater China of ON 123300. We believe ON 123300 has the potential to overcome limitations of current generation CDK 4/6 inhibitors. Under the terms of the agreement, we received an upfront payment, and will receive regulatory and commercial milestone payments, as well as royalties on Chinese sales. The key feature of the collaboration is that HanX provides all funding required for Chinese IND enabling studies performed for Chinese health authority IND approval. The Chinese IND was approved in January 2020. We and HanX also intended for these studies to comply with the FDA standards. Accordingly, such studies were used by us for an IND filing with the FDA in November 2020. The FDA Study May Proceed letter was received in December 2020 and first patient in the study is anticipated in the first half of 2021. Drug product for the US study was manufactured in North America and stability data was submitted as part of the IND.
In March 2018, we entered into a license agreement with Pint granting an exclusive, royalty-bearing license for the development and commercialization of rigosertib in South and Central America. Pint made an upfront equity investment of $1,250,000 in our common stock. In addition, we could receive a subsequent equity investment and additional regulatory, development and sales-based milestone payments as well as tiered, double digit royalties based on net aggregate net sales in the Territory. Pint also has agreed to purchase rigosertib and the Product exclusively from us in accordance with a supply and quality agreement between the parties. Pint may terminate the License Agreement in whole (but not in part) at any time upon 45 days’ prior written notice. The License Agreement also contains customary provisions for termination by either party in the event of breach of the License Agreement by the other party, subject to a cure period, or bankruptcy of the other party.
In May 2019, we and HanX entered into the HanX License Agreement. Under the terms of the HanX License Agreement, we granted HanX an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and commercialize any pharmaceutical product containing rigosertib in all uses of rigosertib or the Product in humans therapeutics uses in the People’s Republic of China, Hong Kong, Macau and Taiwan (the “Territory”). In connection with the HanX License Agreement, we also entered into the HanX Securities Purchase Agreement with each of HanX and its affiliate Abundant. HanX did not fulfill its obligations under the HanX License Agreement and effective January 16, 2020, in accordance with the terms of the HanX License Agreement, the HanX License Agreement was deemed to be void ab initio. Upon this termination, the rights to HanX Licensed Product in the HanX Territory reverted to us in accordance with the terms of the HanX License Agreement. In addition, the HanX Securities Purchase Agreements terminated automatically effective January 16, 2020 upon the termination of the License Agreement in accordance with the HanX Securities Purchase Agreements.
In November 2019, we and Knight entered into the Knight License Agreement. Under the terms of the Knight License Agreement, we granted Knight (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and manufacture any product containing rigosertib for Canada (and Israel should Knight exercise its option) and in human uses , and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to commercialize the Knight Licensed Product in the Knight Territory and in the Knight Licensed Field. Knight made an upfront payment of $100,000 and we are eligible to receive clinical, regulatory and sale-based milestone payments.We are also eligible to receive tiered double-digit royalties based on net sales in the Territory. The Knight License Agreement also contains customary provisions for termination by either party in the event of breach of the Knight License Agreement by the other party, subject to a cure period, or bankruptcy of the other party.
In December 2019, we and STA entered into the STA License Agreement. Under the terms of the STA License Agreement, we granted STA (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and manufacture any product containing rigosertib for Australia and New Zealand and in human uses, and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to commercialize the STA Licensed Product in the STA Territory and in the STA Licensed Field. STA made an upfront payment of $50,000 and we may be entitled to receive clinical, regulatory and sale-based milestone payments. We may also be entitled to receive tiered double-digit royalties based on net sales in the STA Licensed Territory. The STA License Agreement also contains customary provisions for termination by either party in the event of breach of the STA License Agreement by the other party, subject to a cure period, or bankruptcy of the other party.
Financial Overview
Revenue
During the years ended December 31, 2020 and 2019, our revenues were derived exclusively from activities conducted in accordance with our collaboration arrangements with SymBio, HanX, Knight and STA. The following table sets forth a summary of revenue recognized during the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
SymBio	$231,000	$282,000
HanX	—	1,751,000
Knight	—	100,000
STA	—	50,000
	$231,000	$2,183,000
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
The SymBio collaboration agreement is considered to be a multiple-element arrangement for accounting purposes. We determined that there were three deliverables under the SymBio collaboration agreement; specifically, the license to rigosertib for Japan and Korea, our obligation to perform research and development services necessary for SymBio to seek approval in its territory and our obligation to participate on a joint steering committee. We concluded that these deliverables should be accounted for as a single unit of accounting. We determined that the $7.5 million upfront payment received in 2011 should be deferred and recognized as revenue on a straight-line basis through December 2037, reflecting our estimate of when we will complete our obligations under the agreement. For the years ended December 31, 2020 and 2019, we recognized revenues of $226,000 and $227,000, respectively, under the SymBio collaboration agreement. In addition, we recognized revenues of $5,000 and $55,000 for the years ended December 31, 2020 and 2019, respectively, related to the supply agreement.
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
Operating Expenses
The following table summarizes our operating expenses for the years ended December 31, 2020 and 2019:
	2020	2019
General and administrative	$8,326,000	$8,345,000
Research and development	16,898,000	15,537,000
Total operating expenses	$25,224,000	$23,882,000
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
To date, our research and development expenses have related primarily to the development of rigosertib and the related INSPIRE trial in HR-MDS patients. The INSPIRE trial failed to meet its primary endpoint and was discontinued in August 2020. In the future, research and development expenses will be related to ON 123300, other candidates in our pipeline, and potentially in-licensed products. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis because we are organized and record expense by functional department and our employees may allocate time to more than one development project. Accordingly, we do not allocate expenses to individual projects or product candidates, although we do allocate some portion of our research and development expenses by functional area and by compound.
The following table summarizes our research and development expenses by functional area for the years ended December 31, 2020 and 2019:
	Year ended December 31,
	2020	2019
Pre-clinical & clinical development	$7,948,000	$8,703,000
Personnel related	4,444,000	4,489,000
Manufacturing, formulation & development	1,411,000	526,000
Stock-based compensation	209,000	327,000
Consulting fees	2,886,000	1,492,000
	$16,898,000	$15,537,000

It is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, an assessment of each product candidate’s commercial potential and our available funds.
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

License, Collaboration and Other Revenues
We enter into licensing and collaboration agreements, under which we license certain of our product candidates’ rights to third parties. We recognize revenue related to these agreements in accordance with ASC 606. The terms of these arrangements typically include payment from third parties of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of the licensed product.
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
Income Taxes
We recorded deferred tax assets of $168 million as of December 31, 2020, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”), carry forwards and research and development tax credit carry forwards. As of December 31, 2020, we had federal NOL carry forwards of $277 million, state NOL carry forwards of $234 million, and research and development tax credit carry forwards of $87 million available to reduce future taxable income, if any. These federal NOL carry forwards will begin to expire at various dates starting in 2022. The state NOL carry forwards will begin to expire at various dates starting in 2025. In general, if we experience a greater than 50 percentage point aggregate change in ownership of specified significant stockholders over a three-year period, utilization of our pre-change US NOL, tax credit and other tax attribute carry forwards may be subject to an annual limitations under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and similar state laws. Such limitations may result in expiration of a portion of the NOL carry forwards before utilization and may be substantial. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company believes such a change occurred and may impact available net operating losses and carry over research credits generated. The Company has not performed any detailed analysis as it expects these to expire before utilization and has provided for a full valuation allowance but will perform a Section 382 and 383 study if any tax attributes are to be utilized in a given year.
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
We record stock-based compensation expense as a component of research and development expenses or general and administrative expenses, depending on the function performed by the optionee. For the years ended December 31, 2020 and 2019, we allocated stock-based compensation as follows:
	Year ended December 31,
	2020	2019
General and administrative	$160,000	$721,000
Research and development	209,000	327,000
	$369,000	$1,048,000
Fair Value Estimates
Since April 23, 2013, we estimate the fair value of share-based awards to employees and directors using the Black-Scholes option pricing model. The Black-Scholes model requires the input of highly complex and subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of the expected term of the award, (c) the risk free interest rate and (d) expected dividends. Expected volatility is based on the historical volatility of the Company’s common stock since its IPO in July 2013. We estimate the expected life of our employee stock options using the “simplified” method, whereby, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. We have never paid, and do not expect to pay dividends in the foreseeable future.
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
Warrants outstanding and warrant activity for the year ended December 31, 2020 is as follows:
Description	Classification	Exercise Price	Expiration Date	Balance December 31, 2019	Warrants Issued	Warrants Exercised	Balance December 31, 2020
Non-tradable warrants	Liability	$172.50	July 2021	6,456	—	—	6,456
Tradable warrants	Liability	$73.80	July 2021	212,801	—	—	212,801
Non-tradable pre-funded warrants	Equity	$0.15	July 2023	394	—	—	394
Non-tradable warrants	Equity	$1.60	December 2022	392,834	—	—	392,834
Non-tradable warrants	Equity	$14.10	March 2021	5,000	—	—	5,000
Non-tradable warrants	Equity	$21.15	March 2021	8,333	—	—	8,333
Non-tradable warrants	Equity	$7.7895	June 2021	15,000	—	—	15,000
Non-tradable pre-funded warrants	Equity	$0.15	none	52,834	—	—	52,834
Non-tradable warrants	Equity	$1.600	December 2022	1,806,104	—	—	1,806,104
Non-tradable pre-funded warrants	Equity	$0.15	none	74,617	—	—	74,617
Non-tradable warrants	Equity	$2.00	September 2023	109,585	—	—	109,585
Non-tradable pre-funded warrants	Equity	$0.0001	none	1,250,000	—	(1,250,000)	—
Non-tradable warrants	Equity	$0.20	November 2024	41,037,000	—	(34,894,500)	6,142,500
Non-tradable warrants	Equity	$0.250	November 2024	2,521,875	—	(2,521,875)	—
Non-tradable warrants	Equity	$0.287	December 2024	3,581,662	—	(3,581,662)	—
Non-tradable warrants	Equity	$0.43625	December 2024	716,332	—	(462,034)	254,298
Non-tradable warrants	Equity	$0.298	December 2024	3,469,716	—	(3,469,716)	—
Non-tradable warrants	Equity	$0.45030	December 2024	693,943	—	—	693,943
Non-tradable warrants	Equity	$0.45190	December 2023	—	1,383,126	(933,610)	449,516
				55,954,486	1,383,126	(47,113,397)	10,224,215
The tradable warrants which expire in July 2021 were issued in connection with a financing transaction completed in August 2016. Subsequent to the closing of that financing transaction, the Company executed a one-for-fifteen reverse stock split in September 2018. As a result, each of the 3,192,140 warrants is exercisable for one-fifteenth of one share of common stock at an exercise price of $4.92 per warrant. The table above shows the number of shares of common stock which could be obtained by the exercise of all of the outstanding warrants, 212,801; and shows the exercise price for fifteen of the warrants, $73.80.
           The following table presents a reconciliation of the fair value of our warrant liability for the years ended December 31, 2020 and 2019:
Warrant Liability
Balance at December 31, 2018	$176,000
Change in fair value upon re-measurement	(63,000)
Balance at December 31, 2019	113,000
Change in fair value upon re-measurement	208,000
Balance at December 31, 2020	$321,000
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
Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019
	Year ended December 31,
	2020	2019	Change
Revenue	$231,000	$2,183,000	$(1,952,000)
Operating expenses:
General and administrative.	8,326,000	8,345,000	19,000
Research and development	16,898,000	15,537,000	(1,361,000)
Total operating expenses	25,224,000	23,882,000	(1,342,000)
Loss from operations	(24,993,000)	(21,699,000)	(3,294,000)
Change in fair value of warrant liability	(208,000)	63,000	(271,000)
Other income, net	48,000	143,000	(95,000)
Net loss before income taxes.	(25,153,000)	(21,493,000)	(3,660,000)
Income taxes.	4,000	10,000	6,000
Net loss.	$(25,157,000)	$(21,503,000)	$(3,654,000)

Revenues
Revenues decreased by $2.0 million for the year ended December 31, 2020 when compared to the same period in 2019 primarily as a result the recognition of revenue from license agreements for rigosertib with HanX and Knight during the 2019 period, as well as higher clinical supply revenue from SymBio in 2019.
General and administrative expenses
General and administrative expenses decreased by $19,000 or 0.2%, to $8.3 million for the year ended December 31, 2020 from $8.3 million for the year ended December 31, 2019. This decrease was cause by a decrease of $1.7 million of personnel and stock compensation expense costs related to severance due to headcount reductions in 2019 period. This decrease was partially offset by increases of $0.5 million of investor relations fees and costs related to our annual general meeting of stockholders and our reconvened annual general meeting of stockholders, $0.9 million of commercialization preparations expenses, and $0.3 million higher insurance expenses.
Research and development expenses
Research and development expenses increased by $1.4 million, or 8.8%, to $16.9 million for the year ended December 31, 2020 from $15.5 million for the year ended December 31, 2019. This increase was caused primarily by $1.4 million higher regulatory consulting expenses related to our new drug application (“NDA”) preparations, and by $0.9 million higher manufacturing costs related to our clinical supply for INSPIRE and for our ON123300 pre-IND product candidate. These increases were partially offset by a decrease of $0.8 million in clinical development expenses, including $0.2 million lower expenses on INSPIRE and $0.6 million lower expenses in the 09-08 combination expansion study, and $0.1 million lower stock compensation expense in the 2020 period.
Change in fair value of warrant liability
The fair value of the warrant liability increased $208,000 for the year ended December 31, 2020, compared to an decrease of $63,000 for the year ended December 31, 2019. This change was caused by the increase, during the 2020 period, in the fair market value of the warrants issued in our rights offering in 2016.
Other income, net
Other income, net, decreased by $0.1 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 due primarily to $44,000 higher foreign exchange expense and $49,000 lower interest income in the 2020 period.
Liquidity and Capital Resources
      Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $25.2 million and $21.5 million for the year ended December 31, 2020 and 2019, respectively. Our operating activities used $23.1 million and $20.8 million of net cash during the year ended December 31, 2020 and 2019, respectively. At December 31, 2020, we had an accumulated deficit of $428.6 million, working capital of $9.8 million, and cash and cash equivalents of $19.0 million. Subsequent to December 31, 2020, we received $35.2 million net proceeds from the sale of common stock and $0.5 million from warrant exercises. Cash and cash equivalents at February 28, 2021 were $49.5 million. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and business operations for more than eighteen months.

Cash Flows
The following table summarizes our cash flows for the year ended December 31, 2020 and 2019:
	Year Ended December 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(23,075,000)	$(20,831,000)
Investing activities	(15,000)	(55,000)
Financing activities	19,357,000	26,648,000
Effect of foreign currency translation	32,000	(6,000)
Net (decrease) increase in cash and cash equivalents	$(3,701,000)	$5,756,000
Net cash used in operating activities
Net cash used in operating activities was $23.1 million for the year ended December 31, 2020 and consisted primarily of a net loss of $25.2 million, including an unfavorable change in fair value of warrant liability of $0.2 million and $0.4 million of noncash stock-based compensation and depreciation expense. Changes in operating assets and liabilities resulted in a net increase in cash of $1.5 million. Significant changes in operating assets and liabilities included an increase in accounts payable and accrued liabilities of $1.7 million as a result of the timing of clinical trial and other accruals, and receipt and payment of vendor invoices. Deferred revenue decreased $0.2 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.
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
Net cash used in investing activities
Net cash used in investing activities was $15,000 in the 2020 period and related to additional information technology assets. Net cash used in investing activities was $55,000 in the 2019 period related to our purchase of information technology assets during the 2019 period.
Net cash provided by financing activities
Net cash provided by financing activities for the year ended December 31, 2020 was $19.4 million, which resulted from the proceeds received from the sale of common stock in January 2020 and the exercise of warrants. Net cash provided by financing activities for the year ended December 31, 2019 was $26.6 million, which resulted from the proceeds received from the sale of common stock in September, November, and December of 2019, and the subsequent exercise of common stock warrants.
Operating and Capital Expenditure Requirements
We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2021 to be lower than 2020. We expect clinical trial costs to decrease following the completion of our INSPIRE trial and as we focus on our earlier clinical stage compound, ON123300. We expect this reduction in clinical trial expenses will be offset by an increase in costs for potential in-licensing and the clinical cost of ON123300. The timing of some expenses will be determined by the timing of any potential in-licensing. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations for more than eighteen months.

We are exploring various sources of funding for continued development ON123300 and any potential in-licensed compounds as well as our ongoing operations. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met. If we obtain regulatory approval for any of our product candidates, we expect to incur significant NDA preparation and commercialization expenses. We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. We may rely on licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories. If we choose to build a commercial infrastructure to support marketing in the United States for any of our product candidates that achieve regulatory approval, such commercial infrastructure could be expected to include a targeted, oncology sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to having any certainty about marketing approval. Furthermore, we have and expect to continue to incur additional costs associated with operating as a public company.
Please see “Risk Factors” for additional risks associated with our substantial capital requirements.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.
Segment Reporting
We view our operations and manage our business in one segment, which is the identification and development of oncology therapeutics.
Recent Accounting Pronouncements
In November 2018, the FASB issued guidance, which clarifies the interaction between ASC Topic 808, Collaborative Arrangements, and ASC Topic 606, Revenue from Contracts with Customers. The guidance, among other items, clarifies that certain transactions between collaborative participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The guidance was effective for fiscal years beginning after December 15, 2019. We adopted this guidance effective January 1, 2020. There was no impact to our financial position or results of operations as a result of the adoption.
In August 2018, the FASB issued guidance which changes the disclosure requirements for fair value measurement. The guidance amends the disclosure requirements in ASC Topic 820 by adding, changing, or removing certain disclosures. The guidance was effective for fiscal years beginning after December 15, 2019. We adopted this guidance effective January 1, 2020. There was no impact to our financial position, results of operations or financial statement disclosures as a result of the adoption.
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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required by this item are listed in Item 15 — “Exhibits and Financial Statement Schedules” of this Annual Report.
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2020 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to exemptions provided to issuers that are non-accelerated filers or qualify as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the JOBS Act.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.   OTHER INFORMATION
On March 18, 2021, the Company and Steven M. Fruchtman, M.D., the Company’s President and Chief Executive Officer, entered into an Amendment (the “Amendment”) to the Amended and Restated Employment Agreement dated June 19, 2018, by and between the Company and Dr. Fruchtman (the “Original Agreement” and, as amended by the Amendment, the “Agreement”).
The Amendment removed Section 4(d) of the Original Agreement, under which if Dr. Fruchtman would voluntarily resign from employment within three months following the Company’s appointment of a new Chief Executive Officer (other than Dr. Fruchtman) and upon not less than 30 days’ notice, Dr. Fruchtman would be entitled to receive seven months of his current base salary, and any outstanding unvested options to purchase shares of Company common stock would become fully vested as of the date of termination.
In addition, under the Amendment, if Dr. Fruchtman’s employment is terminated by the Company without “cause” or by Dr. Fruchtman for “good reason,” other than during the 12-month period following a change in control of the Company, Dr. Fruchtman will be entitled to receive twelve months of his current base salary and target bonus. If the termination is during the 12-month period following a change in control of the Company, Dr. Fruchtman will be entitled to receive the sum of one and one-half times of (i) his current base salary and (ii) target bonus. The Company will also reimburse Dr. Fruchtman for the employer’s portion of his medical insurance costs under COBRA for twelve months if Dr. Fruchtman’s termination occurs other than during the 12-month period following a change in control of the Company or for 18 months if Dr. Fruchtman’s termination occurs during the 12 month-period following a change in control of the Company. In addition, all of Dr. Fruchtman’s stock options that are unvested as of the date of such termination will fully vest as of the date of termination. Under the Amendment, in order to receive the forgoing severance benefits, Dr. Fruchtman must sign a release and waiver of claims and such release becomes effective and irrevocable within 60 days of Dr. Fruchtman’s cessation of employment and Dr. Fruchtman’s continued compliance with the certain restrictive covenants in the Agreement. To the extent any of the above severance payments are subject to Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”) and Dr. Fruchtman is classified as a “specified employee”, as defined in Section 409A, any such payments will not be paid during the six-month period immediately following such termination.
The Amendment also includes a provision on whistleblower protection and trade secrets.
The foregoing description of terms and conditions of the Amendment does not purport to be complete and is qualified in its entirety by the full text of the Amendment, which is attached hereto as Exhibit 10.15.2 and is incorporated herein by reference.

PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item will be set forth in the Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics” and “Corporate Governance” and is incorporated herein by reference.
ITEM 11.
EXECUTIVE COMPENSATION

Information with respect to this item will be set forth in the Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” and is incorporated herein by reference.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item will be set forth in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation,” and is incorporated herein by reference.
ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item will be set forth in the Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” and is incorporated herein by reference.
ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this item will be set forth in the Proxy Statement under the heading “Ratification of the Selection of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

PART IV
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
(1) Financial Statements: See Index to Consolidated Financial Statements on page F-1.

(3)
Exhibits: See Exhibits Index on pages 60 to 64

ITEM 16.   FORM 10-K SUMMARY
Information with respect to this item is not required and has been omitted at the Company’s option.
EXHIBITS INDEX
Exhibit Number	Exhibit Description
3.1	Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 25, 2013).
3.2	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 31, 2016).
3.3	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 22, 2018).
3.4	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2018).
3.5	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 25, 2018).
3.6	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 8, 2018).
3.7	Certificate of Designation of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 30, 2018).
3.8	Amended and Restated Bylaws of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 25, 2013).
4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
4.2	Eighth Amended and Restated Stockholders’ Agreement, effective as of July 27, 2012, by and among Onconova Therapeutics, Inc. and certain stockholders named therein (Incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
4.3	Amendment No. 1 to Eighth Amended and Restated Stockholders’ Agreement, effective as of July 9, 2013 (Incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
4.4	Form of Warrant Certificate, issued pursuant to Warrant Agreement, dated as of July 27, 2016, by and between Onconova Therapeutics, Inc. and Wells Fargo Bank, N.A., as Warrant Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016).
4.5	Warrant Agreement, dated as of July 27, 2016, by and between Onconova Therapeutics, Inc. and Wells Fargo Bank, N.A., as Warrant Agent (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016).

Exhibit Number	Exhibit Description
4.6	Form of Pre-Funded Warrants, issued as of July 27, 2016 (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016).
4.7	Form of Underwriter Warrant, issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2018).
4.8	Form of Preferred Stock Warrant, issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 8, 2018).
4.9	Form of Pre-Funded Warrant, issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 8, 2018).
4.10	Form of Preferred Stock Warrant, issued as of May 1, 2018 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2018).
4.11	Form of Pre-Funded Warrant, issued as of May 1, 2018 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 30, 2018).
4.12	First Amendment to Underwriter Series A Convertible Preferred Stock Purchase Warrant, dated as of September 24, 2018 (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).
4.13	Form of Placement Agent Common Stock Purchase Warrant, issued as of September 25, 2019 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 25, 2019).
4.14	Form of Letter Amendment to Warrants, dated as of September 23, 2019 (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2019).
4.15	Form of Common Stock Purchase Warrant, issued as of November 25, 2019 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019).
4.16	Form of Pre-Funded Common Stock Warrant, issued as of November 25, 2019 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 26, 2019).
4.17	Form of Placement Agent Common Stock Purchase Warrant, issued as of November 25, 2019 (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 26, 2019).
4.18	Form of Common Stock Purchase Warrant, issued as of December 10, 2019 (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 10, 2019).
4.19	Form of Placement Agent Common Stock Purchase Warrant, issued as of December 10, 2019 (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 10, 2019).
4.20	Form of Common Stock Purchase Warrant, issued as of December 2019 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 19, 2019).
4.21	Form of Placement Agent Common Stock Purchase Warrant, issued as of December 19, 2019 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 19, 2019).
4.21	Form of Placement Agent Common Stock Purchase Warrant, issued as of January 3, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 3, 2020).
4.22	Description of the Company’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (Incorporated by reference to Exhibit 4.22 to the Company’s Annual Report on Form 10-K filed on March 27, 2020).

Exhibit Number	Exhibit Description
10.1*	License Agreement, effective as of July 5, 2011, by and between Onconova Therapeutics, Inc. and SymBio Pharmaceuticals Limited (Incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 2 the Company’s Registration Statement on Form S-1 filed on July 18, 2013).
10.2*	First Amendment to License Agreement, effective as of September 2, 2011, by and between Onconova Therapeutics, Inc. and SymBio Pharmaceuticals Limited (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on June 14, 2013).
10.3*	License Agreement, effective as of January 1, 1999, by and between Onconova Therapeutics, Inc. and Temple University — Of The Commonwealth System of Higher Education (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on June 14, 2013).
10.4*	Amendment to License Agreement, effective as of September 1, 2000, by and between Temple University — Of The Commonwealth System of Higher Education and Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on June 14, 2013).
10.5*	Amendment #1 to Exclusive License Agreement, effective as of March 21, 2013, by and between Temple University — Of The Commonwealth System of Higher Education and Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on June 14, 2013).
10.6+	Onconova Therapeutics, Inc. 2007 Equity Compensation Plan, and forms of agreement thereunder (Incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
10.7+	Consulting Agreement, effective as of January 1, 2012, by and between Onconova Therapeutics, Inc. and E. Premkumar Reddy, Ph.D., including Consultant Agreement Renewal, dated February 27, 2013 (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed on June 14, 2013).
10.8+	Form of Indemnification Agreement entered into by and between Onconova Therapeutics, Inc. and each director and executive officer (Incorporated by reference to Exhibit 10.24 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
10.9+	Onconova Therapeutics, Inc. 2013 Equity Compensation Plan, and forms of agreement thereunder (Incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
10.10+
Onconova Therapeutics, Inc. 2013 Performance Bonus Plan (Incorporated by reference to Exhibit 10.26 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).

10.11+	Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Mark Guerin (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2016).
10.12+	Amended and Restated Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Steven M. Fruchtman, M.D. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2015).
10.13*	License, Development and Commercialization Agreement, dated as of March 2, 2018, by and between Onconova Therapeutics, Inc. and Pint International SA (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2018).
10.14	Securities Purchase Agreement, dated as of March 2, 2018, by and between Onconova Therapeutics, Inc. and Pint Pharma GmbH (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2018).

Exhibit Number	Exhibit Description
10.15.1+	Amended and Restated Employment Agreement, effective as of June 19, 2018, by and between Onconova Therapeutics, Inc. and Steven M. Fruchtman, M.D. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2018).
10.15.2+	Amendment to Employment Agreement, dated as of March 18, 2021, by and between Onconova Therapeutics, Inc. and Steven M. Fruchtman, M.D.
10.16+	Onconova Therapeutics, Inc. 2018 Omnibus Incentive Compensation Plan, as approved by the stockholders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2018).
10.17+	Form of Nonqualified Stock Option Award Agreement under the Onconova Therapeutics, Inc. 2018 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2018).
10.18+	Employment Agreement, effective as of November 5, 2018, by and between Onconova Therapeutics, Inc. and Richard C. Woodman, M.D. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).
10.19	License and Collaboration Agreement, effective as of May 10, 2019, by and between Onconova Therapeutics, Inc. and HanX Biopharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2019).
10.20	Securities Purchase Agreement, effective as of May 10, 2019, by and between Onconova Therapeutics, Inc. and HanX Biopharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2019).
10.21	Securities Purchase Agreement, effective as of May 10, 2019, by and between Onconova Therapeutics, Inc. and Abundant New Investments Ltd. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2019).
10.22	Form of Securities Purchase Agreement, effective as of September 23, 2019, by and between Onconova Therapeutics, Inc. and each purchase identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 25, 2019).
10.23**	Distribution, License and Supply Agreement, effective as of November 20, 2019, by and between Onconova Therapeutics, Inc. and Knight Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2019).
10.24	Form of Securities Purchase Agreement, effective as of November 21, 2019, by and between Onconova Therapeutics, Inc. and each purchase identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019).
10.25	Form of Securities Purchase Agreement, effective as of December 6, 2019, by and between Onconova Therapeutics, Inc. and each purchase identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2019).
10.26**	Distribution, License and Supply Agreement, by and between Onconova Therapeutics, Inc. and Specialised Therapeutics Asia Pte. Ltd., effective as of December 18, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2019).
10.27	Form of Securities Purchase Agreement, by and between Onconova Therapeutics, Inc. and each purchaser identified on the signature pages thereto, effective as of December 17, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2019).

Exhibit Number	Exhibit Description
10.28	Form of Securities Purchase Agreement, by and between Onconova Therapeutics, Inc. and each purchaser identified on the signature pages thereto, effective as of December 31, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2020).
10.29+	Form of Stock Appreciation Right Award Agreement (for Employees) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2020).
10.30+	Form of Stock Appreciation Right Award Agreement (for Non-Employee Directors) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2020).
10.31+	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2020).
21.1	Subsidiaries of Onconova Therapeutics, Inc.
23.1	Consent of Ernst & Young, LLP.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: March 18, 2021
Onconova Therapeutics, Inc.
By:
/s/ Steven M. Fruchtman, M.D.

Steven M. Fruchtman
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature	Title	Date
/s/ Steven M. Fruchtman, M.D. Steven M. Fruchtman, M.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 18, 2021
/s/ Mark Guerin Mark Guerin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2021
/s/ James J. Marino James J. Marino	Chairman, Board of Directors	March 18, 2021
/s/ Jerome E. Groopman, M.D. Jerome E. Groopman, M.D.	Director	March 18, 2021
/s/ Viren Mehta, Ph.D. J Viren Mehta, Ph.D.	Director	March 18, 2021
/s/ Mary Teresa Shoemaker Mary Teresa Shoemaker	Director	March 18, 2021
/s/ Jack E. Stover Jack E. Stover	Director	March 18, 2021

ONCONOVA THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Onconova Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Onconova Therapeutics, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for warrants issued to the placement agent
Description of the Matter
As discussed in Note 16 to the consolidated financial statements, the Company issued warrants to purchase up to 1,383,126 shares of common stock to the placement agent in conjunction with the registered direct offering of shares of common stock that was completed in January 2020 (the “placement agent warrants”). The Company accounts for common stock warrants as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. The placement agent warrants issued in January 2020 have been accounted for as equity instruments.
Auditing the accounting conclusions for the placement agent warrants was complex and required significant auditor judgment to evaluate the classification of the warrants on the balance sheet and, therefore, whether they were required to be remeasured to fair value at each balance sheet date. In particular, the accounting for the placement agent warrants involved an assessment of the warrant terms, including their settlement provisions, to determine if they should be classified as equity or liability.
How We Addressed the Matter in Our Audit	To test the accounting for placement agent warrants, our audit procedures included, among others, inspecting the form of the warrants, including their settlement provisions, and evaluating the reasonableness of the Company’s technical accounting analysis of the warrant form and application of the relevant accounting guidance.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Philadelphia, Pennsylvania
March 18, 2021

Onconova Therapeutics, Inc.
Consolidated Balance Sheets
	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$19,025,000	$22,726,000
Receivables	37,000	98,000
Prepaid expenses and other current assets	722,000	650,000
Total current assets.	19,784,000	23,474,000
Property and equipment, net	52,000	50,000
Other non-current assets	150,000	150,000
Total assets.	$19,986,000	$23,674,000
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,833,000	$4,271,000
Accrued expenses and other current liabilities	4,962,000	3,795,000
Deferred revenue	226,000	226,000
Total current liabilities.	10,021,000	8,292,000
Warrant liability.	321,000	113,000
Deferred revenue, non-current.	3,469,000	3,695,000
Total liabilities	13,811,000	12,100,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized at December 31, 2020 and 2019, none issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.01 par value, 250,000,000 authorized at December 31, 2020 and 2019, 185,943,267 and 111,167,352 shares issued and outstanding at December 31, 2020 and 2019 .	1,859,000	1,112,000
Additional paid in capital	432,858,000	413,879,000
Accumulated other comprehensive income (loss).	14,000	(18,000)
Accumulated deficit.	(428,556,000)	(403,399,000)
Total stockholders’ equity	6,175,000	11,574,000
Total liabilities and stockholders’ equity.	$19,986,000	$23,674,000
See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.
Consolidated Statements of Operations
	Years ended December 31,
	2020	2019
Revenue	$231,000	$2,183,000
Operating expenses:
General and administrative	8,326,000	8,345,000
Research and development	16,898,000	15,537,000
Total operating expenses.	25,224,000	23,882,000
Loss from operations	(24,993,000)	(21,699,000)
Change in fair value of warrant liability.	(208,000)	63,000
Other income, net	48,000	143,000
Net loss before income taxes	(25,153,000)	(21,493,000)
Income tax expense.	4,000	10,000
Net loss	(25,157,000)	(21,503,000)
Net loss per share of common stock, basic and diluted	$(0.14)	$(1.49)
Basic and diluted weighted average shares outstanding	174,035,872	14,384,476
See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
	Years ended December 31,
	2020	2019
Net loss	$(25,157,000)	$(21,503,000)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments, net	32,000	(6,000)
Other comprehensive income (loss), net of tax	32,000	(6,000)
Comprehensive loss.	$(25,125,000)	$(21,509,000)
See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
	Stockholders’ Equity
	Common Stock		Additional Paid in Capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2018..	5,674,220	$57,000	$387,238,000	$(381,896,000)	$(12,000)	$5,387,000
Net loss	—	—	—	(21,503,000)	—	(21,503,000)
Other comprehensive loss	—	—	—	—	(6,000)	(6,000)
Stock-based compensation	—	—	1,048,000	—	—	1,048,000
Dissolution of GBO	—	—	—	—	—	—
Issuance of common stock, pre-funded warrants and warrants, net	60,757,970	608,000	21,151,000	—	—	21,759,000
Issuance of common stock upon exercise of pre-funded warrants.	23,720,784	237,000	(202,000)	—	—	35,000
Issuance of common stock upon exercise of common warrants.	21,014,378	210,000	4,644,000	—	—	4,854,000
Balance at December 31, 2019..	111,167,352	$1,112,000	$413,879,000	$(403,399,000)	$(18,000)	$11,574,000
Net loss	—	—	—	(25,157,000)	—	(25,157,000)
Other comprehensive income	—	—	—	—	32,000	32,000
Stock-based compensation	—	—	369,000	—	—	369,000
Issuance of common stock, net	27,662,518	276,000	8,786,000	—	—	9,062,000
Issuance of common stock upon exercise of common warrants.	45,863,397	458,000	9,836,000	—	—	10,294,000
Issuance of common stock upon exercise of pre-funded warrants.	1,250,000	13,000	(12,000)	—	—	1,000
Balance at December 31, 2020..	185,943,267	$1,859,000	$432,858,000	$(428,556,000)	$14,000	$6,175,000
See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.
Consolidated Statements of Cash Flows
	Year Ended December 31,
	2020	2019
Operating activities:
Net loss	$(25,157,000)	$(21,503,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,000	14,000
Change in fair value of warrant liabilities	208,000	(63,000)
Stock compensation expense	369,000	1,048,000
Changes in assets and liabilities:
Receivables	61,000	(63,000)
Prepaid expenses and other assets	(72,000)	109,000
Accounts payable	562,000	232,000
Accrued expenses and other current liabilities	1,167,000	(378,000)
Deferred revenue	(226,000)	(227,000)
Net cash used in operating activities	(23,075,000)	(20,831,000)
Investing activities:
Payments for purchase of property and equipment	(15,000)	(55,000)
Net cash used in investing activities	(15,000)	(55,000)
Financing activities:
Proceeds from the sale of common stock, pre-funded warrants and warrants, net of costs	9,062,000	21,759,000
Proceeds from the exercise of common warrants	10,294,000	4,854,000
Proceeds from the exercise of pre-funded warrants	1,000	35,000
Net cash provided by financing activities	19,357,000	26,648,000
Effect of foreign currency translation on cash	32,000	(6,000)
Net (decrease) increase in cash and cash equivalents	(3,701,000)	5,756,000
Cash and cash equivalents at beginning of period	22,726,000	16,970,000
Cash and cash equivalents at end of period	$19,025,000	$22,726,000
See accompanying notes to consolidated financial statements.

Onconova Therapeutics, Inc.
Notes to Consolidated Financial Statements
1. Nature of Business
The Company
Onconova Therapeutics, Inc. (the “Company”) was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company’s headquarters are located in Newtown, Pennsylvania. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing novel products for patients with cancer. The Company has proprietary targeted anti-cancer agents designed to disrupt specific cellular pathways that are important for cancer cell proliferation. The Company believes that the product candidates in its pipeline have the potential to be efficacious in a variety of cancers with unmet medical need. The Company currently has the following two clinical-stage programs: 1. ON 123300 in solid tumors; and 2. oral rigosertib alone or in combination with PD-1 inhibitors for treatment of KRAS-mutated solid tumors. During 2012, Onconova Europe GmbH was established as a wholly owned subsidiary of the Company for the purpose of further developing business in Europe.
The Company has entered into several license and collaboration agreements. In 2011, the Company entered into a license agreement, as subsequently amended, with SymBio Pharmaceuticals Limited (“SymBio”), which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. In December 2017, the Company entered into a license and collaboration agreement with HanX for the further development, registration and commercialization of ON 123300 in greater China. ON 123300 is a preclinical compound which the Company believes has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. Under the terms of the agreement, the Company received an upfront payment, and will receive regulatory and commercial milestone payments, as well as royalties on Chinese sales. The key feature of the collaboration is that HanX provides all funding required for Chinese IND enabling studies performed for Chinese Food and Drug Administration IND approval. The Company and HanX also intended for these studies to comply with the FDA standards. Accordingly, such studies may be used by the Company for an IND filing with the FDA. The Chinese IND was approved in January 2020. The Company anticipates filing a US IND related to ON 123300 by the end of 2020. The Company maintains global rights outside of China. On March 2, 2018, the Company entered into a License, Development and Commercialization Agreement (the “Pint License Agreement”) with Pint International SA (which, together with its affiliate Pint Pharma GmbH, are collectively referred to as “Pint”). Under the terms of the agreement, the Company granted Pint an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how, to develop and commercialize any pharmaceutical product containing rigosertib in all uses of rigosertib in certain Latin American countries. In May 2019, the Company entered into a License and Collaboration Agreement (the “HanX License Agreement”) with HanX Biopharmaceuticals, Inc. (“HanX”). Under the terms of the HanX License Agreement, the Company granted HanX an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how, to develop and commercialize any pharmaceutical product (the “HanX Product”) containing rigosertib in all uses of rigosertib or the HanX Product in human therapeutic uses in the People’s Republic of China, Hong Kong, Macau and Taiwan (the “HanX Territory”). In connection with the HanX License Agreement, the Company also entered into a Securities Purchase Agreement with each of HanX and Abundant New Investments Ltd. (“Abundant”), an affiliate of HanX (each, a “Securities Purchase Agreement” and together, the “Securities Purchase Agreements”). HanX did not fulfill its obligations under the HanX License Agreement and in January 2020, in accordance with the terms of the HanX License Agreement, the HanX License Agreement was deemed to be void ab initio. Upon this termination, the rights to HanX Product in the HanX Territory reverted to the Company in accordance with the terms of the HanX License Agreement. In addition, the Securities Purchase Agreements terminated automatically effective upon the termination of the HanX License Agreement in accordance with the Securities Purchase Agreements. In November 2019, the Company entered into a Distribution, License and Supply Agreement (the “Knight License Agreement”) with Knight Therapeutics Inc. (“Knight”). Under the terms of the Knight License Agreement, the Company granted Knight (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how, to develop and manufacture any product (the “Knight Licensed Product”) containing rigosertib for Canada (and Israel, should Knight exercise its option as set forth in the Knight License Agreement) (the “Knight Territory”) and in human uses (the “Field”), and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how, to commercialize the Knight Licensed Product in the Knight Territory and in the Field. Knight has also agreed to obtain from the Company all of its requirements of the Knight Licensed Products for the Knight Territory, and the Company has agreed to supply Knight with all of its requirements of the Knight Licensed Products. In December 2019, the Company entered into a Distribution, License and Supply Agreement (the “STA License Agreement”) with Specialised Therapeutics Asia Pte. Ltd. (“STA”). Under the terms of the STA License Agreement, the Company granted STA (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how, to develop and manufacture any product (the “STA Licensed Product”) containing rigosertib for Australia and New Zealand (the “STA Territory”) and in human uses (the “Field”), and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how, to commercialize the STA Licensed Product in the STA Territory and in the Field. STA has also agreed to obtain from the Company all of its requirements of the STA Licensed Products for the STA Territory, and the Company has agreed to supply STA with all of its requirements of the STA Licensed Products.
Liquidity
The Company has incurred recurring operating losses since inception. For the year ended December 31, 2020, the Company incurred a net loss of $25,157,000 and as of December 31, 2020 the Company had generated an accumulated deficit of $428,556,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At December 31, 2020, the Company had cash and cash equivalents of $19,025,000. The Company closed on stock offerings on January 11, 2021 with net proceeds of approximately $8.5 million and February 16, 2021 with net proceeds of approximately $26.7 million. The Company will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy.
In February and March 2019 the Company implemented a workforce reduction. Six employees were terminated, which represented approximately 24% of the Company’s workforce. A severance related charge of approximately $1,843,000, which includes a non-cash charge of approximately $415,000 related to the accelerated vesting of outstanding stock options, was recorded in the three months ended March 31, 2019. Of the total severance expense of $1,843,000; $1,562,000 was recorded in general and administrative operating expenses and $281,000 was recorded in research and development operating expenses. The severance expense was paid in periodic amounts through February 2020. The accrued severance balance remaining at December 31, 2020 and 2019 was $0 and $239,000, respectively.
On September 25, 2019 the Company closed on an offering of common stock to certain investors. The Company issued 2,198,938 shares of common stock and amended warrants for the purchase of 2,198,938 shares of common stock. The investors, who were also holders of the Company’s preferred stock warrants issued in February 2018 and/or May 2018, received a warrant amendment under which a certain number of such investors’ preferred stock warrants received a reduction in exercise price and an extension of term. Net proceeds from the sale of common stock and the amendment of preferred stock warrants were approximately $3.3 million. In November 2019, the Company closed on an offering of units of common stock and warrants. The Company issued 30,250,000 shares of common stock, pre-funded warrants to purchase 24,750,000 shares of common stock, and common stock warrants to purchase 55,000,000 shares of common stock. Net proceeds were approximately $9.7 million. On December 10, 2019, the Company closed on an offering of units of common stock and warrants. The Company issued 14,326,648 shares of common stock and common stock warrants to purchase 7,163,324 shares of common stock. Net proceeds were approximately $4.4 million. On December 19, 2019, the Company also closed on an offering of units of common stock and warrants. The Company issued 13,878,864 shares of common stock and common stock warrants to purchase 6,939,432 shares of common stock. Net proceeds were approximately $4.4 million. During 2019, pre-funded warrants were exercised for 23,720,784 shares of common stock and net proceeds were $35,000. Also during 2019, common warrants were exercised for 21,014,378 shares of common stock and net proceeds were approximately $4.9 million.

On January 3, 2020, the Company closed on an offering of common stock. The Company issued 27,662,518 shares of common stock and net proceeds were approximately $9.0 million. In addition, during the year ended December 31, 2020; 45,863,397 warrants were exercised, resulting in proceeds of $10.3 million.
On January 11, 2021, the Company closed on an offering of common stock. The Company issued 19,551,124 shares of common stock and net proceeds were approximately $8.5 million. On February 16, 2021, the Company closed on an offering of common stock. The Company issued 28,750,000 shares of common stock and net proceeds were approximately $26.7 million. In addition, since December 31, 2020; 2,325,000 warrants have been exercised, resulting in proceeds of $0.5 million. Cash and cash equivalents at February 28, 2021 were approximately $49.5 million and common shares outstanding were 236,612,391.
Following the unsuccessful conclusion of the INSPIRE trial, the Company has taken steps to reduce its cash expenditures. From September 2020 to December 2020, the Company implemented a workforce reduction of employees in research and development who were primarily focused on preparing the NDA for the use of rigosertib in higher risk MDS. In total, 10 employees were terminated, representing approximately 43% of the Company’s workforce. A severance related charge of approximately $1,207,000, which includes a non-cash charge of approximately $29,000 related to the accelerated vesting of outstanding stock options, was recorded in the year ended December 31, 2020. The accrued severance balance remaining at December 31, 2020 was $1,045,000 and is included in accrued expenses and other liabilities on the balance sheet. It will be paid in periodic amounts through September 2021. On October 30, 2020, the Company notified its landlord of its intention to not renew its office space lease. The lease expired in February 2021 and was modified to a month-to-month lease for a portion of the space. The Company is evaluating less expensive space alternatives, including having some or all employees work remotely.
The Company has and may continue to delay, scale-back, or eliminate certain of its research and development activities and other aspects of its operations until such time as the Company is successful in securing additional funding. The Company is exploring various dilutive and non-dilutive sources of funding, including equity financings, strategic alliances, business development and other sources. The future success of the Company is dependent upon its ability to obtain additional funding. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. Cash and cash equivalents at February 28, 2021 were $49.5 million. The Company believes that its cash and cash equivalents will be sufficient to fund its ongoing trials and business operations for more than eighteen months.
COVID-19
While the Company is not aware of a material impact from the novel coronavirus disease (“COVID-19”) pandemic through December 31, 2020, the full extent to which COVID-19 will directly or indirectly impact the Company’s business, results of operations and financial condition, including manufacturing, clinical trials and research and development costs, depends on future developments that are highly uncertain at this time.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial statements include the consolidated accounts of the Company and its wholly-owned subsidiary, Onconova Europe GmbH. All significant intercompany transactions have been eliminated.
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
Fair Value of Financial Instruments
The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, accounts payable, and accrued liabilities approximate their respective fair values because of the short-term nature of these accounts. The fair value of the warrant liability is discussed in Note 8, “Fair Value Measurements.”
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the useful life of the asset or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred. The following estimated useful lives were used to depreciate the Company’s assets:
Estimated Useful Life
Lab equipment	5 – 6 years
Software	3 years
Computer and office equipment	5 – 6 years
Leasehold improvements	Shorter of the lease term or estimated useful life
Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.
The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceeds their fair value, which is measured based on the projected discounted future net cash flows generated from the assets. No impairment losses have been recorded through December 31, 2020.

Warrant Accounting
Common stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. (See Note 4).
The Company’s warrants that are classified as liabilities are recorded at fair value. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the consolidated statements of operations. The Company has both tradable and non-tradable warrants. At December 31, 2020, the tradable warrants are classified as level 1 liabilities and the Company uses the Nasdaq quoted market price to estimate the fair value of the related derivative warrant liability. The non-tradable warrants are classified as level 3 liabilities and the Company uses the Black-Scholes pricing model to estimate the fair value of the related derivative warrant liability. (See Note 8 for a discussion of the fair value hierarchy).
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
The Company does not have any material lease agreements.
Income Taxes
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The deferred tax asset primarily includes net operating loss and tax credit carry forwards, accrued expenses not currently deductible and the cumulative temporary differences related to certain research and patent costs, which have been charged to expense in the accompanying statements of operations but have been recorded as assets for income tax purposes. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A full valuation allowance has been established against all of the deferred tax assets (see Note 9, “Income Taxes”), as it is more likely than not that these assets will not be realized given the Company’s history of operating losses. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position.
Stock-Based Compensation Expense
The Company applies the provisions of FASB Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employees, including employee stock options, stock appreciation rights and performance stock units.
Share-based payment transactions with employees are recognized as compensation expense over the requisite service period based on their estimated fair values. ASC 718 also requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the term and expected lives, as well as expected forfeiture rates, to estimate the grant date fair value of equity-based compensation and requires the recognition of the fair value of stock compensation in the statement of operations.
Clinical Trial Expense Accruals
As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2020 and 2019, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.
Basic and Diluted Net Loss Per Share of Common Stock
Basic net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period, excluding the dilutive effects of stock options and warrants. Diluted net loss per share of common stock is computed by dividing the net loss applicable to common stockholders by the sum of the weighted-average number of shares of Common Stock outstanding during the period plus the potential dilutive effects of stock options and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of Common Stock for the years ended December 31, 2020 and 2019.
Recent Accounting Pronouncements
In August 2018, the FASB issued guidance which changes the disclosure requirements for fair value measurement. The guidance amends the disclosure requirements in ASC Topic 820 by adding, changing, or removing certain disclosures. The guidance was effective for fiscal years beginning after December 15, 2019. The Company adopted this guidance effective January 1, 2020. There was no impact to the Company’s financial position, results of operations or financial statement disclosures as a result of the adoption.
In November 2018, the FASB issued guidance, which clarifies the interaction between ASC Topic 808, Collaborative Arrangements, and ASC Topic 606, Revenue from Contracts with Customers . The guidance, among other items, clarifies that certain transactions between collaborative participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The guidance was effective for fiscal years beginning after December 15, 2019. The Company adopted this guidance effective January 1, 2020. There was no impact to the Company’s financial position and results of operations as a result of the adoption.
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
3. Property and Equipment
Property and equipment and related accumulated depreciation are as follows:
	December 31,
	2020	2019
Laboratory equipment	$—	$1,037,000
Software	—	92,000
Computer and office equipment	70,000	409,000
Leasehold improvements	—	745,000
	70,000	2,283,000
Less accumulated depreciation	(18,000)	(2,233,000)
	$52,000	$50,000
Depreciation and amortization expense was $13,000 and $14,000 for the years ended December 31, 2020 and 2019, respectively. On October 30, 2020, the Company notified its landlord of its intention to not renew its office space lease which expired in February 2021. Most of the property and equipment was disposed of. This property and equipment was fully depreciated and there was no gain or loss on disposal.
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
Warrants outstanding at December 31, 2019 and 2020, and warrant activity for the year ended December 31, 2020 is as follows (reflects the number of common shares as if the warrants were converted to common stock):
Description	Classification	Exercise Price	Expiration Date	Balance December 31, 2019	Warrants Issued	Warrants Exercised	Balance December 31, 2020
Non-tradable warrants	Liability	$172.50	July 2021	6,456	—	—	6,456
Tradable warrants	Liability	$73.80	July 2021	212,801	—	—	212,801
Non-tradable pre-funded warrants	Equity	$0.15	July 2023	394	—	—	394
Non-tradable warrants	Equity	$1.60	December 2022	392,834	—	—	392,834
Non-tradable warrants	Equity	$14.10	March 2021	5,000	—	—	5,000
Non-tradable warrants	Equity	$21.15	March 2021	8,333	—	—	8,333
Non-tradable warrants	Equity	$7.7895	June 2021	15,000	—	—	15,000
Non-tradable pre-funded warrants	Equity	$0.15	none	52,834	—	—	52,834
Non-tradable warrants	Equity	$1.600	December 2022	1,806,104	—	—	1,806,104

Description	Classification	Exercise Price	Expiration Date	Balance December 31, 2019	Warrants Issued	Warrants Exercised	Balance December 31, 2020
Non-tradable pre-funded warrants	Equity	$0.15	none	74,617	—	—	74,617
Non-tradable warrants	Equity	$2.00	September 2023	109,585	—	—	109,585
Non-tradable pre-funded warrants	Equity	$0.0001	none	1,250,000	—	(1,250,000)	—
Non-tradable warrants	Equity	$0.20	November 2024	41,037,000	—	(34,894,500)	6,142,500
Non-tradable warrants	Equity	$0.250	November 2024	2,521,875	—	(2,521,875)	—
Non-tradable warrants	Equity	$0.287	December 2024	3,581,662	—	(3,581,662)	—
Non-tradable warrants	Equity	$0.43625	December 2024	716,332	—	(462,034)	254,298
Non-tradable warrants	Equity	$0.298	December 2024	3,469,716	—	(3,469,716)	—
Non-tradable warrants	Equity	$0.45030	December 2024	693,943	—	—	693,943
Non-tradable warrants	Equity	$0.45190	December 2023	—	1,383,126	(933,610)	449,516
				55,954,486	1,383,126	(47,113,397)	10,224,215

The tradable warrants which expire in July 2021 were issued in connection with a financing transaction completed in August 2016. Subsequent to the closing of that financing transaction, the Company executed a one-for-fifteen reverse stock split in September 2018. As a result, each of the 3,192,140 warrants is exercisable for one-fifteenth of one share of common stock at an exercise price of $4.92 per warrant. The table above shows the number of shares of common stock which could be obtained by the exercise of all of the outstanding warrants, 212,801; and shows the exercise price for fifteen of the warrants, $73.80.
5. Net Loss Per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2020 and 2019:
	Year ended December 31,
	2020	2019
Basic and diluted net loss per share of common stock:
Net loss attributable to Onconova Therapeutics, Inc.	$(25,157,000)	$(21,503,000)
Weighted average shares of common stock outstanding	174,035,872	14,384,476
Net loss per share of common stock – basic and diluted	$(0.14)	$(1.49)
The following potentially dilutive securities outstanding at December 31, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive (reflects the number of common shares as if the dilutive securities had been converted to common stock):
	December 31,
	2020	2019
Warrants	10,096,370	54,609,799
Stock options	869,095	994,453
	10,965,465	55,604,252
Common stock outstanding at December 31, 2020 was 185,943,267 shares. The Company completed an offering of 19,551,124 common shares in January 2021 and an offering of 28,750,000 common shares in February 2021. Also, during January and February 2021, the Company issued 2,325,000 common shares related to warrant exercises. Common stock outstanding at February 28, 2021 was 236,612,391 shares.

6. Revenue
The Company recognized revenue under its license and collaboration agreements with SymBio, HanX, Knight and STA as follows (See Note 14):
	Year ended December 31,
	2020	2019
Symbio
Upfront license fee recognition over time	$226,000	$227,000
Supplies	5,000	55,000
HanX – rigosertib
Upfront license payment recognized at a point in time	—	1,751,000
Knight
Upfront license payment recognized at a point it time	—	100,000
STA
Upfront license payment recognized at a point it time	—	50,000
	$231,000	$2,183,000
Deferred revenue is as follows:
Symbio Upfront Payment
Deferred balance at December 31, 2019	$3,921,000
Recognition to revenue	226,000
Deferred balance at December 31, 2020	$3,695,000
See Note 14, “License and Collaboration Agreements,” for a further discussion of the agreements with SymBio, HanX, Pint, STA and Knight.
7. Balance Sheet Detail
Prepaid expenses and other current assets are as follows:
	December 31,
	2020	2019
Research and development	$189,000	$321,000
Manufacturing	90,000	25,000
Insurance	263,000	164,000
Other	180,000	140,000
	$722,000	$650,000
Accrued expenses and other current liabilities are as follows:
	December 31,
	2020	2019
Research and development	$2,541,000	$2,016,000
Employee compensation	2,239,000	1,537,000
Professional fees	182,000	242,000
	$4,962,000	$3,795,000

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
On January 5, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional investor providing for the issuance and sale by the Company of 12,912 shares of Common Stock, at a purchase price of $142.50 per share and warrants to purchase up to 6,456 shares of Common Stock (the “Warrants”) for aggregate gross proceeds of $1,840,000. The Company has classified the warrants as a liability (see Note 4). The estimated fair value using the Black-Scholes pricing model was approximately $0 at December 31, 2020 and 2019.
On July 29, 2016 the Company closed on a Rights Offering, issuing 239,986 shares of Common Stock, 212,801 Tradable Warrants and 43,760 Pre-Funded Warrants. The Tradable Warrants are exercisable for a period of five years for one share of Common Stock at an exercise price of $73.80 per share. After the one-year anniversary of issuance, the Company may redeem the Tradable Warrants for $0.001 per Tradable Warrant if the volume weighted average price of its Common Stock is above $184.50 for each of 10 consecutive trading days. The Company has classified the Tradable Warrants as a liability (see Note 4). The Tradable Warrants have been listed on the Nasdaq Capital Market since issuance and the Company regularly monitors the trading activity. The Company has determined that an active and orderly market for the Tradable Warrants has developed and that the Nasdaq Capital Market price is the best indicator of fair value of the warrant liability. The quoted market price was used to determine the fair value at December 31, 2020 and 2019.
The Company estimated the fair value of the non-tradable warrant liability at December 31, 2020 using the Black-Scholes option pricing model with the following weighted-average assumptions:
Risk-free interest rate	0.10%
Expected volatility	121.90%
Expected term	0.52 years
Expected dividend yield	0%
Expected volatility is based on the historical volatility of the Company’s common stock since its IPO in July 2013.
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:
	Fair Value Measurement as of:
	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance
Tradable warrants liability	$321,000	$—	$—	$321,000	$113,000	$—	$—	$113,000
Non-tradable warrants liability	—	—	—	—	—	—	—	—
Total	$321,000	$—	$—	$321,000	$113,000	$—	$—	$113,000

There were no transfers between Level 1 and Level 2 in any of the periods reported.
9. Income Taxes
The Company accounts for income taxes under FASB ASC 740 (“ASC 740”). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
Income taxes have been based on the following income (loss) before income tax expense:
	December 31,
	2020	2019
Domestic	$(25,167,000)	$(21,527,000)
Foreign	14,000	34,000
	$(25,153,000)	$(21,493,000)
The provision for income taxes consists of the following:
	December 31,
	2020	2019
Current
US Federal	$—	$—
State and Local	—	—
Foreign	4,000	10,000
Total Current	$4,000	$10,000
Deferred
US Federal	$—	$—
State and Local	—	—
Foreign	—	—
Total Deferred	$—	$—
Total (Benefit) Expense	$4,000	$10,000
As of December 31, 2020, the Company had federal net operating loss (“NOL”) carry forwards of $276,974,000, state NOL carry forwards of $234,465,000, federal research and development tax credit carry forwards of $86,678,000, and state research and development tax credit carry forwards of $1,077,000, which may be available to reduce future taxable income. There are $210,499,000 of federal NOLs that were generated in tax periods prior to 2018 that will begin to expire at various dates starting in 2022 and ending in 2037. The NOLs that were generated in 2018 through 2020 of $66,475,000 will carry forward indefinitely and not expire pursuant to changes in tax laws but will be limited in a single tax year to 80 percent of federal taxable income. The state NOL carry forwards will begin to expire at various dates starting in 2025. The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. The Company believes such a change occurred and may impact available net operating losses and carry over research credits generated. The Company has not performed any detailed analysis as it expects these to expire before utilization and has provided for a full valuation allowance. The Company will complete a full Section 382 and 383 analysis prior to any utilization of any NOL and tax credit carry forwards. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. The tax law changes in the CARES Act did not have a material impact on the Company’s income tax provision.
The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. The Company recognized no material adjustment for unrecognized income tax benefits. Through December 31, 2020, the Company had no unrecognized tax benefits or related interest and penalties accrued.
The principal components of the Company’s deferred tax assets are as follows:
	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryovers	$76,631,000	$69,640,000
R&D tax credits	87,529,000	84,899,000
Non-qualified stock options	2,448,000	4,969,000
Deferred revenue	1,068,000	1,133,000
Charitable contributions	4,000	4,000
Accrued expenses	647,000	429,000
Fixed assets	—	88,000
Stock Appreciation Rights	19,000	—
Deferred tax assets	168,346,000	161,162,000
Deferred tax liabilities: Fixed Assets	(2,000)	—
Deferred tax liabilities	(2,000)	—
Less valuation allowance	(166,344,000)	(161,025,000)
Net deferred tax assets	$—	$137,000
ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2020. The Company experienced a net change in valuation allowance of $7,319,000 and $9,086,000 for the years ended December 31, 2020 and 2019, respectively.
A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:
	December 31,
	2020	2019
Federal income tax expense at statutory rate	21.0%	21.0%
Permanent items	(0.2)	(0.1)
State income tax, net of federal benefit	7.8	9.0
Tax credits	11.0	12.3
Change in valuation allowance	(29.1)	(42.3)
Deferred Tax Adjustment	(10.5)	—
Other	(0.1)	—
Effective income tax rate	(0.1)%	(0.1)%

10. Stock-Based Compensation
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
The 2018 Plan was amended and restated following unanimous approval of the Company’s Board of Directors on April 24, 2019 and was approved by the Company’s shareholders on June 17, 2019. The amended 2018 Plan (the “Amended Plan”) allowed for an additional 589,500 shares of the Company’s common stock that may be issued under the Amended Plan with respect to awards made on and after June 17, 2019. At December 31, 2020, there were 185,089 shares available for future issuance.
Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense as follows for the years ended December 31, 2020 and 2019:
	Year ended December 31,
	2020	2019
General and administrative	$160,000	$721,000
Research and development	209,000	327,000
	$369,000	$1,048,000

A summary of stock option activity for the twelve months ended December 31, 2020 is as follows:
		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2019	59,731	994,453	$27.37	9.32	$—
Authorized	—	—
Granted	(68,250)	68,250	$0.366	9.54
Exercised	—	—	$—
Forfeitures	193,608	(193,608)	$31.52	8.46
Balance, December 31, 2020	185,089	869,095	$24.58	8.38	$—
Vested or expected to vest, December 31, 2020		853,200	$43.39	7.98	$—
Exercisable at December 31, 2020		485,168	$43.39	7.98	$—
Information with respect to stock options outstanding and exercisable at December 31, 2020 is as follows:
Exercise Price	Shares	Exercisable
$0.31	553,500	203,672
$3.39 – $3.41	30,332	30,332
$4.34 – $7.05	226,414	192,487
$16.35 – $97.50	44,448	44,276
$222.00 – $225.00	1,729	1,729
$348.00 – $597.00	4,299	4,299
$651.00 – $1,129.50	2,176	2,176
$1,992.00 – $2,268.00	5,862	5,862
$4,156.50 – $4,371.00	335	335
	869,095	485,168
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
As of December 31, 2020, there was $275,000 of unrecognized compensation expense related to the unvested stock options issued from April 24, 2013 through December 31, 2020, which is expected to be recognized over a weighted-average period of approximately 1.64 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:
	Year ended December 31,
	2020	2019
Risk-free interest rate	0.45%	1.77%
Expected volatility	105.14%	103.01%
Expected term	6.00 years	5.99 years
Expected dividend yield	0%	0%
Weighted average grant date fair value	$0.25	$0.44
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
The fair value of the SARs granted has been estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:
Year ended December 31, 2020
Risk-free interest rate	0.30%
Expected volatility	111.57%
Expected term	6.35 years
Expected dividend yield	0%
Weighted average grant date fair value	$0.47
During the year ended December 31, 2020, the Company recognized $67,000 of compensation expense related to the SARs. The corresponding liability is included in accrued expenses and other liabilities on the balance sheet. As of December 31, 2020, there was $96,000 of unrecognized compensation cost related to the SARs.
11. Employee Benefit Plan
The Company has a 401(k) Retirement Savings Plan. Employees are eligible to participate in the plan as soon as they join the Company if they are at least 21 years of age and work a minimum of 1,000 hours per year. The Company matches $0.75 for every dollar of the first 6% of payroll that employees invest, up to the legal limit. Employer contributions vest immediately. For the years ended December 31, 2020 and 2019, the Company contributed $146,000 and $135,000, respectively.
12. Commitments and Contingencies
Employment agreements
The Company has entered into employment agreements with certain of its executives. The agreements provide for, among other things, salary, bonus and severance payments.
13. Research Agreements
The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through December 31, 2020 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company. No sublicense fees were incurred during 2020 or 2019.
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
Under the terms of the SymBio license agreement, the Company received an upfront payment of $7,500,000 in 2011. In addition, the Company could receive regulatory, development and sales-based milestone payments as well as royalty payments at percentage rates ranging from the mid-teens to 20% based on net sales of rigosertib by SymBio.
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
HanX ON 123300 Agreement
In December 2017, the Company entered into a license and collaboration agreement with HanX, a company focused on development of novel oncology products, for the further development, registration and commercialization of ON 123300 in Greater China. ON 123300 is a preclinical compound which the Company believes has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. The key feature of the collaboration was that HanX provided all funding required for Chinese IND enabling studies performed for Chinese Food and Drug Administration IND The Chinese IND was approved in January 2020. The Company and HanX also intended for these studies underlying the Chinese IND approval, to meet the US FDA standards for IND approval. Accordingly, such studies were used by the Company for an IND filing with the US FDA. In September 2020, a Phase 1 Study with ON123300 in cancer patients was initiated in China. The Company maintains global rights to the study and study data outside of China.
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
Pint Agreement
On March 2, 2018, the Company entered into a License, Development and Commercialization Agreement (the “Pint License Agreement”) and a Securities Purchase Agreement (the “Pint Securities Purchase Agreement”) with Pint.
Under the terms of the Pint License Agreement, the Company granted Pint an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and commercialize any pharmaceutical product (the “Pint Licensed Product”) containing rigosertib in all uses of rigosertib in humans in Latin American countries (the “Pint Territory,” including Argentina, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Cuba, Dominican Republic, Ecuador, El Salvador, French Guiana, British Guiana, Suriname, Guatemala, Haiti, Honduras, Mexico, Nicaragua, Panama, Paraguay, Peru, Uruguay and Venezuela).
Pint agreed to make an upfront equity investment in the Company’s common stock. In addition, the Company could receive additional regulatory, development and sales-based milestone payments, an additional equity investment, as well as tiered, double digit royalties based on net aggregate net sales in the Pint Territory. Pint and the Company have also agreed to enter into a supply agreement providing for Pint purchasing rigosertib and the Pint Licensed Product from the Company within 90 days of the FDA approval of an a NDA for the Pint Licensed Product.
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
Knight Agreement
In November 2019 (the “Effective Date”), Onconova Therapeutics, Inc. (the “Company”) entered into a Distribution, License and Supply Agreement (the “License Agreement”) with Knight. Under the terms of the License Agreement, the Company granted Knight (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and manufacture any product (the “Licensed Product”) containing rigosertib for Canada (and Israel should Knight exercise its option) (the “Territory”) and in human uses (the “Field”), and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to commercialize the Licensed Product in the Territory and in the Field.
Knight has also agreed to obtain from the Company all of Knight’s requirements of the Licensed Products for the Territory, and the Company has agreed to supply Knight with all of its requirements of the Licensed Products. The Company may, at its discretion, use the services of a contract manufacturer to manufacture and package the Licensed Products.
In addition, the Company has granted Knight an exclusive right of first refusal with respect to all or any part of the Territory, to store, market, promote, sell, offer for sale and/or distribute any ROFR Products. As used in the License Agreement, “ROFR Products” means all products other than the Licensed Product that are owned, licensed, or controlled by the Company as of the Effective Date and all improvements thereto.
The Company received an upfront payment of $100,000 and is eligible to receive clinical, regulatory and sales-based milestone payments. The Company is also eligible to receive tiered double-digit royalties based on net sales in the Territory.
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
Specialised Therapeutics Asia Pte. Ltd. Agreement
On December 18, 2019 (the “Effective Date”), Onconova Therapeutics, Inc. (the “Company”) entered into a Distribution, License and Supply Agreement (the “License Agreement”) with Specialised Therapeutics Asia Pte. Ltd. (“Licensee”). Under the terms of the License Agreement, the Company granted Licensee (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and manufacture any product (the “Licensed Product”) containing rigosertib for Australia and New Zealand (the “Territory”) and in human uses (the “Field”), and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to commercialize the Licensed Product in the Territory and in the Field.
Licensee has also agreed to obtain from the Company all of Licensee’s requirements of the Licensed Products for the Territory, and the Company has agreed to supply Licensee with all of its requirements of the Licensed Products. The Company may, at its discretion, use the services of a contract manufacturer to manufacture and package the Licensed Products.
There was an upfront fee of $50,000 and the Company may be entitled to receive clinical, regulatory and sale-based milestone payments. The Company may also be entitled to receive tiered double-digit royalties based on net sales in the Territory.
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
In exchange for these rights, the agreement required HanX to make upfront payments to the Company totaling $4 million, including a $2.0 million upfront fee and an investment totaling $2.0 million to purchase shares of the Company at a premium to market. HanX was also required to dedicate $2.0 million in local currency, to be placed in escrow, for clinical development expenses in the HanX Territory. In addition, the agreement provided for potential payments to the Company for regulatory, development and sales-based milestone payments up to $45.5 million and tiered royalties up to double digits on net sales in the HanX Territory. The Company would supply rigosertib for sale in the HanX Territory.
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
15. Related-Party Transactions
The Company has entered into a research agreement, as subsequently amended, with the Mount Sinai School of Medicine (“Mount Sinai”), with which a former member of its board of directors and a stockholder is affiliated. The agreement expired in June 2020 and was not renewed. The board member left the Company’s board in August 2020. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in connection with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions. Payments to Mount Sinai under this research agreement for the years ended December 31, 2020 and 2019 were $201,000 and $325,000, respectively. At December 31, 2020 and 2019, the Company had $77,000 and $150,000 payable to Mount Sinai under this agreement.
The Company entered into a consulting agreement with a member of its board of directors, which was cancelled in June 2020. The board member left the Company’s board in August 2020. The former board member provided consulting services to the Company on the terms set forth in the agreement. Payments to this board member under this agreement for the years ended December 31, 2020 and 2019 were $66,000 and $132,000, respectively. At December 31, 2020 and December 31, 2019, the Company had $0 and $33,000, respectively, payable under this agreement.
16. Securities Registrations and Sales Agreements
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
The investors in this offering are holders of the Company’s February 2018 Preferred Stock Warrants and May 2018 Preferred Stock Warrants. The Company also entered into a warrant amendment with each investor pursuant to which, for each share of common stock purchased by the investor in the offering, the Company will amend one outstanding February 2018 Preferred Stock Warrant held by the investor and/or one outstanding May 2018 Preferred Stock Warrant held by the investor, as applicable, to reduce the exercise price of the February 2018 Preferred Stock Warrants and/or May 2018 Preferred Stock Warrants to $1.60 per share (on an as-converted basis per share of common stock) and to extend the term of the February 2018 Preferred Stock Warrants and/or May 2018 Preferred Stock Warrants to December 31, 2022. The price for amending one outstanding February 2018 Preferred Stock Warrant and/or one outstanding May 2018 Preferred Stock Warrant was $0.125 per share (on an as-converted basis per share of common stock). On an as-converted basis per share of common stock, 392,834 February 2018 Preferred Stock Warrants and 1,806,104 May 2018 Preferred Stock Warrants were modified in connection with this offering. The modification of these warrants resulted in an increase in their fair value of approximately $2.1 million, calculated using a Black-Scholes valuation model. This amount was recorded as a cost of the financing in additional paid-in capital because this modification was required to complete the offering.
The offering closed on September 25, 2019. Net proceeds from the offering were approximately $3.3 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.
The Company also entered into an engagement letter (the “September 2019 HCW Engagement Letter”) with HCW pursuant to which HCW agreed to serve as exclusive placement agent for the offering. The Company agreed to pay HCW $56,000 for non-accountable expenses, and $10,000 for clearing expenses. The Company also agreed to issue to HCW placement agent warrants to purchase up to 109,585 shares of common stock. The placement agent warrants have an exercise price of $2.00 per share of common stock, which equals 125% of the offering price for the shares sold in the registered direct offering. The placement agent warrants will be immediately exercisable and will expire on September 23, 2023.
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
The shares the Company’s common stock subject to the securities purchase agreement were sold pursuant to a prospectus supplement filed with the SEC, in connection with a takedown from the Company’s effective shelf registration statement on Form S-3 (File No. 333-221684) and the base prospectus dated as of December 28, 2017 contained in such Registration Statement. The Company also filed with the SEC amended prospectus supplements relating to the amendments to the February 2018 warrants (pursuant to a registration statement on Form S-1 (Registration No. 333-222374)) and May 2018 warrants (pursuant to a registration statement on Form S-1 (Registration No. 333-224315)).
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
The net proceeds to the Company from the offering were approximately $9.7 million, after deducting placement agent’s fees and other estimated offering expenses payable by the Company.
This offering was made pursuant to the Company’s effective registration statement on Form S-1 (Registration No. 333-234360). The offering closed on November 25, 2019.
December 6, 2019 Offering
On December 6, 2019, the Company entered into definitive securities purchase agreements with institutional investors for the issuance and sale in a registered direct offering of (i) 14,326,648 shares of the Company’s common stock, and (ii) common stock warrants to purchase up to a total of 7,163,324 shares of common stock at an offering price of $0.349 per share and accompanying 0.5 common stock warrant. Each common stock warrant is exercisable for one share of our common stock at an exercise price of $0.287 per share, is exercisable immediately upon issuance and has a term of five years from the date of issuance.
The Company also entered into an Engagement Letter (the “December 2019 HCW Engagement Letter”) with HCW, pursuant to which HCW agreed to serve as exclusive placement agent for the offering. Additionally, the Company granted to HCW, subject to certain conditions, a twelve-month right of first refusal with respect to additional raises of funds by us. In addition, if any investor introduced to us by HCW participates in a capital raising transaction during the eight months following termination or expiration of our engagement of HCW, the Company has agreed to pay to HCW the cash compensation described herein in connection with capital provided by such investor.
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
The net proceeds to us from the offering, after deducting HCW’s placement agent fees and expenses and other estimated offering expenses payable by the Company were approximately $4.4 million.
The offering was pursuant to a prospectus dated December 28, 2017, and a prospectus supplement dated as of December 6, 2019 to be filed in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-221684). The offering closed on December 10, 2019.
December 17, 2019 Offering
On December 17, 2019, the Company entered into definitive securities purchase agreements with institutional investors for the issuance and sale in a registered direct offering of (i) 13,878,864 shares of the Company’s common stock, and (ii) common stock warrants to purchase up to a total of 6,939,432 shares of common stock at an offering price of $0.36026 per share and accompanying 0.5 common stock warrant. Each common stock warrant is e exercisable for one share of our common stock at an exercise price of $0.298 per share, is exercisable immediately upon issuance and has a term of five years from the date of issuance.
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
The net proceeds to the Company from the offering, after deducting HCW’s placement agent fees and expenses and other estimated offering expenses payable by the Company were approximately $4.4 million.

The offering was pursuant to a prospectus dated December 28, 2017, and a prospectus supplement dated as of December 17, 2019 to be filed in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-221684). The offering closed on December 19, 2019.
December 31, 2019 Offering
On December 31, 2019, the Company entered into definitive securities purchase agreements with institutional investors for the issuance and sale in a registered direct offering of 27,662,518 shares of the Company’s common stock at an offering price of $0.3615 per share.
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
The net proceeds to the Company from the offering, after deducting HCW’s placement agent fees and expenses and other estimated offering expenses payable by the Company were approximately $9.0 million and were received in January 2020.
The offering was pursuant to a prospectus dated December 28, 2017, and a prospectus supplement dated as of December 31, 2019 to be filed in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-221684). The offering closed on January 3, 2020.
17. Subsequent Events
January 7, 2021 Offering
On January 7, 2021, the Company entered into a purchase agreement with certain institutional and accredited investors for the sale of an aggregate of 19,551,124 shares of the Company’s common stock, at a purchase price of $0.445 per share.
Under the purchase agreement, subject to certain exceptions, the Company is prohibited from effecting or entering into an agreement to effect any “variable rate transactions” as defined in the purchase agreement for a period of five years following the closing of the offering.
In connection with the offering, we have agreed to pay Lincoln Park Capital Fund, LLC, as the lead investor, an aggregate of $100,000 as the full and complete expense reimbursement of Lincoln Park’s expenses in connection with the offering, including any due diligence expenses and legal fees. Furthermore, under the purchase agreement, we have granted Lincoln Park certain rights to participate in up to 50% of the amount of any future offerings of common stock or securities exercisable for or convertible into common stock that the Company seeks to complete within one year after the closing of the offering, other than a firm commitment public offering.
The net proceeds to the Company from the offering, after deducting Lincoln Park’s fees and expenses and other estimated offering expenses payable by the Company were approximately $8.5 million.
The shares sold in the offering were offered and sold by the Company directly to the investors, without a placement agent, underwriter, broker or dealer, pursuant to an effective shelf registration statement on Form S-3 (File No. 333-237844) declared effective by the SEC on May 18, 2020, and the base prospectus contained therein. The offering closed on January 12, 2021.
February 10, 2021 Offering
On February 10, 2021, the Company entered into an underwriting agreement with Guggenheim Securities, LLC , as representative of several underwriters, for the public offering of 25,000,000 shares of the Company’s common stock, at a public offering price of $1.00 per share. Under the terms of the underwriting agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 3,750,000 shares of common stock at the same price. The option was exercised prior to closing.
In connection with the offering, the Company paid the underwriters a cash fee equal to 6% of the gross proceeds in the offering and $100,000 in legal fees and expenses.
The net proceeds to the Company from the offering, including exercise of the underwriters’ option, were approximately $26.7 million, after deducting placement agent’s fees and other estimated offering expenses payable by the Company.
The offering was made pursuant to a registration statement (No. 333-237844) on Form S-3, which was initially filed by the Company with the SEC on April 24, 2020, amended on Form S-3/A that was filed with the SEC on May 15, 2020, and was declared effective by the SEC on May 18, 2020. The offering closed on February 16, 2021.
Warrant Exercises 2021
During the period January 1, 2021 to February 28, 2021, 2,325,000 warrants have been exercised, resulting in proceeds of $0.5 million.
During the period January 1, 2021 to February 28, 2021, 881,200 SARs were exercised resulting in cash payments of $486,000 to holders.