Form 10-K/A
period 2020-12-31
Onconova Therapeutics, Inc.
filed 2021-04-30
CIK 1130598

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S- T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

ONCONOVA THERAPEUTICS, INC.

FORM 10-K/A

For Fiscal Year Ended December 31, 2020

i

EXPLANATORY NOTE

Onconova Therapeutics, Inc., sometimes referred to as “we,” “our,” or the “Company” is filing this Amendment No. 1 on Form 10-K/A, or this Amendment, to its Annual Report on Form 10-K for the year ended December 31, 2020, originally filed on March 18, 2021, or the “Original Report,” for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after the our fiscal year-end. We are filing this Amendment to provide information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

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

Name	Age	Position(s) with Onconova Therapeutics, Inc.	Served as Director From
Jack E. Stover	68	Director	2016
James J. Marino	71	Chairman of the Board of Directors	2015
Jerome E. Groopman, M.D.	69	Director	2013
Steven M. Fruchtman	70	Director, President and Chief Executive Officer	2019
M. Teresa Shoemaker	60	Director	2020
Viren Mehta	71	Director	2004

Jack E. Stover.    Mr. Stover has served as a member of our Board of Directors since May 2016. Since March 2021, Mr. Stover has been Chief Executive Officer of NorthView Acquisition Corp. From December 2015 until June 2016, Mr. Stover served as Interim President and CEO of Interpace Diagnostics Group, Inc. (“Interpace”) and, since August 2005, served on the Board of Directors of Interpace and was chairman of Interpace’s audit committee from August 2005 until December 2015. In June 2016 until December 2020, Mr. Stover was President, CEO and Director of Interpace, which in 2019 changed its name to Interpace Biosciences, Inc. From June 2016 to December 2016, Mr. Stover was chairman of the audit committee and a member of the Board of Directors of Viatar CTC Solutions, Inc. From 2004 to 2008, he served as Chief Executive Officer, President and Director of Antares Pharma, Inc., a publicly held specialty pharmaceutical company then listed on the American Stock Exchange and subsequently Nasdaq. In addition to other relevant experience, Mr. Stover was also formerly a partner with PricewaterhouseCoopers (then Coopers and Lybrand), working in the bioscience industry division in New Jersey. Mr. Stover received his B.A. in Accounting from Lehigh University and is a Certified Public Accountant.

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

James J. Marino.    Mr. Marino has served as Chairman of the Board of Directors since August 2020 and as a member of our Board of Directors since July 2015. Prior to July 2015, Mr. Marino was a Partner at the global law firm of Dechert LLP for 28 years, where he served as Managing Partner of the Princeton Office. Mr. Marino served as the outside counsel for the Company from its inception through and including its initial public offering. On March 8, 2017, Mr. Marino was appointed to the Board of Directors and as chairperson of the compensation committee of Celldex Therapeutics, Inc., a public company which is developing targeted therapeutics to address devastating diseases for which available treatments are inadequate. Previously, he served on the Board of Directors of Pharmacopeia Drug Discovery, Inc. from 2000 to 2006 and has worked in advisory capacities and on the boards of multiple non-profit organizations. He recently served on the Board of Trustees of Wake Forest University and Wake Forest University Baptist Medical Center. Mr. Marino received his B.A., J.D. and MBA from Rutgers University.

Our Board of Directors believes that Mr. Marino's perspective and experience advising the Company and numerous other leading life science companies in connection with financings, acquisitions and strategic alliances, provide him with the qualifications and skills to serve as a director.

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

Steven M. Fruchtman, M.D.    Dr. Fruchtman was appointed as a member of our Board of Directors and as our Chief Executive Officer on January 15, 2019. He was appointed President in June 2018 and continues to serve as President. Dr. Fruchtman served as our Chief Medical Officer and Senior Vice President, Research and Development from January 2015 to November 2018. Dr. Fruchtman is a board certified hematologist with extensive industry experience in clinical research for myelodysplastic syndromes, hematologic malignancies and solid tumors.

From June 2014 to January 2015, Dr. Fruchtman was a hematology oncology drug development consultant. From September 2013 to June 2014, Dr. Fruchtman served as Chief Medical Officer at Syndax Pharmaceuticals, Inc., a biopharmaceutical company. From July 2011 to July 2013, Dr. Fruchtman was the Chief Medical Officer and Senior Vice President of Research and Regulatory Affairs at Spectrum Pharmaceuticals, a biopharmaceutical company (“Spectrum”). From February 2011 to June 2011, he was Vice President of Research at Spectrum. From February 2009 to January 2011, Dr. Fruchtman was Vice President, Clinical Research at Allos Therapeutics, Inc., a biopharmaceutical company. Prior to this, Dr. Fruchtman held senior positions at Novartis and Ortho Biotech Products. Dr. Fruchtman was on the faculty of the Mount Sinai School of Medicine and was the Director of the Stem Cell Transplantation and Myeloproliferative Disorder Programs at Mount Sinai Hospital in New York City. Dr. Fruchtman received his medical degree from New York Medical College and his B.A. from Cornell University.

Our Board of Directors believes Dr. Fruchtman's perspective and experience as our Chief Medical Officer, President and Chief Executive Officer, as well as his depth of experience in the healthcare industry and his educational background, provide him with the qualifications and skills to serve as a director.

M. Teresa Shoemaker.    Ms. Shoemaker has served as a member of our Board of Directors since April 2020. Ms. Shoemaker served as the President and CEO of Medexus Pharmaceuticals, Inc. (“Medexus”) from October 2018 to May 2020. Prior to joining Medexus, she served as President and CEO and board member of Medac Pharma, Inc. from its inception in June 2012 until its acquisition by Medexus in October 2018. Ms. Shoemaker implemented Medac's commercial strategy in support of a commercial product for the treatment of rheumatoid arthritis. Previously, Ms. Shoemaker served as Principal and Co-Founder of BioPharm Strategic Solutions from 2010 to 2012. From October 2009 to July 2010, she served as Vice President of Sales at InterMune, Inc. From 2002 to 2008, Ms. Shoemaker served as National Sales Director and then Sr. Director US Commercial Operations for Pharmion Corporation (“Pharmion”). In 2008, when Celgene Corporation acquired Pharmion, Ms. Shoemaker remained as Executive Director of Strategic Commercial Operations working as part of the executive transition team until 2009. Ms. Shoemaker began her career at DuPont Pharmaceuticals, which was acquired by Bristol Myers Squibb in 2000, where she held a number of sales and marketing leadership positions. Ms. Shoemaker holds B.S. degrees in Communication Science and Psychology from Missouri State University, and a M.S. degree in Communication Science and Disorders from University of Central Missouri.

Our Board of Directors believes that Ms. Shoemaker's experience holding senior leadership positions in the life sciences industry and her specific skills, developing and managing commercial organizations in the life sciences industry, provide her with the qualifications and skills to serve as a director.

Viren Mehta.    Dr. Mehta has served as a member of our Board of Directors since February 2004. Dr. Mehta has been a managing member of Mehta Partners since 1997. Mehta Partners provides strategic advisory services to the biotechnology and pharmaceutical companies worldwide. Prior to founding Mehta Partners, Dr. Mehta co-founded Mehta and Isaly in 1989, and prior to that was a part of the strategic planning team of the International Division at Merck & Co. Dr. Mehta earned a Doctor of Pharmacy at the University of Southern California, and an M.B.A. from the Anderson School of Business at the University of California, Los Angeles. His board affiliations include BlinkBio, Yisheng Biopharma, Project Hope and the Venice Family Clinic.

Our Board of Directors believes Dr. Mehta's perspective and experience in the life sciences industry as a biopharma fund manager, fund consultant and a strategic advisor to senior managers in the biopharma industry, as well as his educational background, provide him with the qualifications and skills to serve as a director.

Executive Officers

The following table sets forth certain information regarding our executive officers who are not also directors.

Name	Age	Position(s) with Onconova Therapeutics, Inc.
Abraham N. Oler, J.D.	45	Senior Vice President, Corporate Development and General Counsel
Mark P. Guerin	52	Chief Financial Officer

Abraham N. Oler, J.D.    Mr. Oler has served as our Senior Vice President, Corporate Development and General Counsel since January 2020. Previously, he served as Vice President, Corporate Development and General Counsel since December 2018. Prior to joining us, from 2010 to 2018, Mr. Oler was Vice President of Operations at Spectrum, where he headed the legal function and worked in corporate development. Additionally, he served as Chief of Staff to the CEO and corporate secretary. He was also an officer and director for several Spectrum subsidiary companies. From 2007 to 2010, Mr. Oler was a corporate attorney at the international law firm of Kirkland & Ellis LLP. Mr. Oler received his J.D. and an M.B.A. from Northwestern University. He received an M.Sc. in Politics of the World Economy from the London School of Economics and a B.S.in Economics and a B.A. in International Relations from the University of Pennsylvania.

Mark P. Guerin. Mr. Guerin has served as our Chief Financial Officer since September 1, 2016. Previously, he served as Vice President—Financial Planning & Accounting, and Chief Accounting Officer since May 2014, and as Vice President—Financial Planning & Accounting from September 2013 to May 2014. He has also served as our principal financial officer since February 12, 2016. Between January 2012 and September 2013, Mr. Guerin was self-employed as a financial and accounting consultant. For more than six years, through December 2011, Mr. Guerin was employed by CardioKine, Inc. and served as Chief Financial Officer from mid-2009 through December 2011. Mr. Guerin received his B.A. in Accounting from DeSales University.

Corporate Governance

Board Composition

Our Board of Directors currently consists of six members. Our Board of Directors has undertaken a review of the independence of our directors and has determined that all directors, except Steven M. Fruchtman, M.D., are independent within the meaning of Section 5605(a)(2) of the NASDAQ Stock Market listing rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our Tenth Amended and Restated Certificate of Incorporation, as amended, provides that our Board of Directors will consist of not less than three nor more than 11 directors, as such number of directors may from time to time be fixed by our Board of Directors. Each director shall be elected to the Board of Directors to hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified.

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

Board Committees

Our Board of Directors has established three standing committees: the audit committee, the compensation committee and the nominating and corporate governance committee. The current members of our audit committee are James J. Marino, Viren Mehta and Jack E. Stover, with Jack E. Stover serving as chairperson. The current members of our compensation committee are M. Teresa Shoemaker, James J. Marino and Jack E. Stover with M. Teresa Shoemaker serving as chairperson. The current members of our nominating and corporate governance committee are M. Teresa Shoemaker, Viren Mehta and Jerome E. Groopman, M.D., with Viren Mehta serving as chairperson.

Our Board of Directors has determined that James J. Marino, Viren Mehta and Jack E. Stover meet the additional test for independence for audit committee members imposed by Securities and Exchange Commission ("SEC") regulations and Section 5605(c)(2)(A) of the NASDAQ Stock Market listing rules and that M. Teresa Shoemaker, James J. Marino and Jack E. Stover meet the additional test for independence for compensation committee members imposed by Section 5605(d)(2)(A) of the NASDAQ Stock Market listing rules.

Audit Committee

The primary purpose of our audit committee is to assist the Board of Directors in the oversight of the integrity of our accounting and financial reporting process, the audits of our consolidated financial statements, and our compliance with legal and regulatory requirements. Our audit committee met four times during fiscal year 2020. The functions of our audit committee include, among other things:

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

With respect to reviewing and approving related-party transactions, our audit committee reviews related-party transactions for potential conflicts of interests or other improprieties. Under SEC rules, as a smaller reporting company, related-party transactions are those transactions to which we are or may be a party in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors or executive officers or any other related person had or will have a direct or indirect material interest, excluding, among other things, compensation arrangements with respect to employment and Board of Directors membership. Our audit committee could approve a related-party transaction if it determines that the transaction is in our best interests. Our directors are required to disclose to this committee or the full Board of Directors any potential conflict of interest, or personal interest in a transaction that our Board of Directors is considering. Our executive officers are required to disclose any related-party transaction to the audit committee. We also poll our directors on an annual basis with respect to related-party transactions and their service as an officer or director of other entities. Any director involved in a related-party transaction that is being reviewed or approved must recuse himself or herself from participation in any related deliberation or decision. Whenever possible, the transaction should be approved in advance and if not approved in advance, must be submitted for ratification as promptly as practical.

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

Compensation Committee

The primary purpose of our compensation committee is to assist our Board of Directors in exercising its responsibilities relating to compensation of our executive officers and employees and to administer our equity compensation and other benefit plans. In carrying out these responsibilities, this committee reviews all components of executive officer and employee compensation for consistency with its compensation philosophy, as in effect from time to time. Our compensation committee met ten times during fiscal 2020. The functions of our compensation committee include, among other things:

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

Nominating and Corporate Governance Committee

The primary purpose of our nominating and corporate governance committee is to assist our Board of Directors in promoting the best interest of our company and our stockholders through the implementation of sound corporate governance principles and practices. Our nominating and corporate governance committee met four times during fiscal 2020. The functions of our nominating and corporate governance committee include, among other things:

• identifying, reviewing and evaluating candidates to serve on our Board of Directors;

• determining the minimum qualifications for service on our Board of Directors;

• developing and recommending to our Board of Directors an annual self-evaluation process for our Board of Directors and overseeing the annual self-evaluation process;

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

Meetings of the Board of Directors

The Board of Directors held eleven meetings during fiscal 2020. During fiscal 2020, each director attended at least 75 percent of the aggregate of the total number of meetings of the Board of Directors and the committees on which such director served.

Directors are encouraged, but not required, to attend the annual meeting of stockholders. All of our directors attended the 2020 Annual Meeting of Stockholders.

Director Nomination Process

The process followed by our nominating and corporate governance committee to identify and evaluate director candidates includes requests to members of our Board of Directors and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the nominating and corporate governance committee and the Board of Directors.

In determining whether to recommend any particular candidate for inclusion in the Board of Directors' slate of recommended director nominees, our nominating and corporate governance committee considers the composition of the Board of Directors with respect to depth of experience, balance of professional interests, required expertise and other factors. The nominating and corporate governance committee considers the value of diversity when recommending candidates. The committee views diversity broadly to include diversity of experience, skills and viewpoint. The nominating and corporate governance committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. Our Board of Directors believe that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow it to fulfill its responsibilities.

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

Stockholder Communications with the Board of Directors

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

2020 Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2020 and 2019 concerning compensation of our principal executive officer and the two most highly compensated executive officers during 2020. We refer to these four executive officers as our "named executive officers."

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Share- Based Awards ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Steven M. Fruchtman, M.D.(5)	2020	$562,224	$280,000	$61,507	$118,173	$23,214	$1,045,118
President and Chief Executive Officer	2019	509,215	191,452	50,000	--	21,846	772,513
Manoj Maniar, Ph.D.(6)	2020	$451,500	$109,402	$20,212	$38,822	$558,555	$1,178,491
Senior Vice President, Product Development	2019	416,795	133,580	10,750	--	14,933	576,058
Richard C. Woodman, M.D.(7)	2020	$393,750	$99,750	$19,121	$36,733	$2,171	$551,525
Chief Medical Officer and Senior Vice President, Research and Development	2019	375,000	18,740	20,000	--	11,572	425,312
Mark Guerin	2020	$374,816	$108,909	$26,219	$50,364	$28,467	$588,775
Chief Financial Officer	2019	353,600	108,800	16,250	--	26,458	505,108

(1)	Represents discretionary annual bonus amounts paid.

(2)	The amounts shown for 2020 represent the aggregate grant date fair value related to the grant of stock appreciation rights to our named executive officers in fiscal 2020 calculated in accordance with FASB ASC Topic 718 (excluding the effect of any estimate of future forfeitures). The amounts shown for 2019 represent the aggregate grant date fair value related to the grant of non-qualified stock options to our named executive officers in fiscal 2019, calculated in accordance with FASB ASC Topic 718 (excluding the effect of any estimate of future forfeitures). Additional information concerning our financial reporting of stock appreciation rights and stock options is presented in Note 10 to our Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. See the “Outstanding Equity Awards at Fiscal Year-End – 2020” table below for additional details regarding the stock appreciation rights that were granted to our named executive officers in fiscal 2020.

(3)	The amounts shown represent the aggregate grant date fair value related to the grant of performance stock units to our named executive officers in fiscal 2020, calculated in accordance with FASB ASC Topic 718 (excluding the effect of any estimate of future forfeitures). Additional information concerning our financial reporting of performance stock units is presented in Note 10 to our Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. See the “Outstanding Equity Awards at Fiscal Year-End – 2020” table below for additional details regarding the performance stock units that were granted to our named executive officers in fiscal 2020.

(4)	Includes amounts paid for insurance premiums on behalf of the named executive officer and matching funds paid pursuant to our 401(k) Plan.

(5)	Dr. Fruchtman was appointed as our Chief Executive Officer and a director on January 15, 2019.

(6)	Dr. Maniar was terminated as our Senior Vice President, Product Development on December 15, 2020, which termination was treated as a termination without cause. In connection with Dr. Maniar’s termination from employment, in accordance with the terms of his employment agreement, dated dated July 1, 2015 and his stock appreciation rights agreement, he was due severance equal to nine months of his then current base salary, plus target bonus ($519,225), reimbursement for COBRA for nine months (approximately $9,798 in value), and acceleration of his outstanding stock options and stock appreciation rights (approximately $494 in value, based on spread as of his termination date). The total of these termination expenses of $529,517 is included in the All Other Compensation column for Dr. Maniar for 2020.

(7)	Dr. Woodman resigned as our Senior Vice President, Research and Development and Chief Medical Officer on January 15, 2021.

Employment Agreements

We have entered into employment agreements with each of our named executive officers, and the compensation of our named executive officers is determined, in large part, by the terms of those employment agreements. Following are descriptions of the material terms of each named executive officer’s employment agreement.

Steven Fruchtman, M.D.

We entered into an employment agreement with Dr. Fruchtman on June 19, 2018, which supersedes any prior employment agreements (the “Employment Agreement”). The employment agreement continues indefinitely, unless terminated in accordance with the terms of the agreement. On March 18, 2021, we entered into an amendment to the Original Agreement (the “Amendment”).

The Employment Agreement provides for an initial base salary of $510,000, subject to adjustment upon annual review, and subject to the compensation committee's sole discretion, an annual bonus, based on the performance of Dr. Fruchtman and the Company, of up to 50% of such base salary. The bonus may be paid in the form of cash, stock options, shares of our common stock, or a combination thereof, at our compensation committee's discretion.

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

If Dr. Fruchtman's employment is terminated by us without "cause" or by Dr. Fruchtman for "good reason," other than during a change in control protection period, Dr. Fruchtman will be entitled to receive severance equal to the sum of his current base salary and target bonus for the fiscal year during which his employment ceases. If the termination is during a change in control protection period, Dr. Fruchtman will be entitled to receive severance equal to the sum of his current base salary and target bonus for the fiscal year during which his employment ceases. A change in control protection period is the twelve months following a change in control. The Company will also reimburse Dr. Fruchtman for a portion of his medical insurance costs and all of Dr. Fruchtman's stock options that are unvested as of the date of such termination would fully vest as of the date of termination. Any severance payments or benefits provided to Dr. Fruchtman are subject to execution by Dr. Fruchtman of a release of claims.

The Amendment removed Section 4(d) of the Employment Agreement, under which if Dr. Fruchtman would voluntarily resign from employment within three months following the Company’s appointment of a new Chief Executive Officer (other than Dr. Fruchtman) and upon not less than 30 days’ notice, Dr. Fruchtman would be entitled to receive seven months of his current base salary, and any outstanding unvested options to purchase shares of Company common stock would become fully vested as of the date of termination.

In addition, under the Amendment, if Dr. Fruchtman’s employment is terminated by the Company without “cause” or by Dr. Fruchtman for “good reason,” other than during the 12-month period following a change in control of the Company, Dr. Fruchtman will be entitled to receive twelve months of his current base salary and target bonus. If the termination is during the 12-month period following a change in control of the Company, Dr. Fruchtman will be entitled to receive the sum of one and one-half times of (i) his current base salary and (ii) target bonus. The Company will also reimburse Dr. Fruchtman for the employer’s portion of his medical insurance costs under COBRA for twelve months if Dr. Fruchtman’s termination occurs other than during the 12-month period following a change in control of the Company or for 18 months if Dr. Fruchtman’s termination occurs during the 12 month-period following a change in control of the Company. In addition, all of Dr. Fruchtman’s stock options that are unvested as of the date of such termination will fully vest as of the date of termination. Under the Amendment, in order to receive the forgoing severance benefits, Dr. Fruchtman must sign a release and waiver of claims and such release becomes effective and irrevocable within 60 days of Dr. Fruchtman’s cessation of employment and Dr. Fruchtman’s continued compliance with the certain restrictive covenants in the Agreement. To the extent any of the above severance payments are subject to Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”) and Dr. Fruchtman is classified as a “specified employee,” as defined in Section 409A, any such payments will not be paid during the six-month period immediately following such termination.

The Amendment also includes a provision on whistleblower protection and trade secrets.

Mark Guerin

We entered into an employment agreement with Mr. Guerin on July 1, 2015, which supersedes any prior employment agreements. The employment agreement continues indefinitely, unless terminated in accordance with the terms of the agreement.

The employment agreement provides for an initial base salary of $243,165, subject to adjustment upon annual review by our board of directors, and subject to the compensation committee’s sole discretion, an annual bonus, based on the performance of Mr. Guerin and the Company, of up to 25% of such base salary. The bonus may be paid in the form of cash, stock options, shares of Common Stock, or a combination thereof, at our compensation committee’s discretion.

Mr. Guerin is entitled to participate in all of our employee benefit plans and programs that are made generally available from time to time to our executive officers and is entitled to vacation benefits. Mr. Guerin’s employment agreement contains non-solicitation, non-competition, confidentiality and inventions assignment provisions that, among other things, prevent him from competing with us during the term of his employment and for a specified time thereafter.

If Mr. Guerin’s employment is terminated due to his death, disability, by us for “cause” or by Mr. Guerin without “good reason” during the term of his employment agreement, we will pay to Mr. Guerin or his spouse or estate the balance of his accrued and unpaid salary, unreimbursed expenses, and unused accrued vacation time through the termination date.

If Mr. Guerin’s employment is terminated by us without “cause” or by Mr. Guerin for “good reason,” other than during a change in control protection period, Mr. Guerin will be entitled to receive severance equal to nine-twelfths of the sum of his current base salary and target bonus for the fiscal year during which his employment ceases. If the termination is during a change in control protection period, Mr. Guerin will be entitled to receive severance equal to the sum of his current base salary and target bonus for the fiscal year during which his employment ceases. A change in control protection period is the twelve months following a change in control. The Company will also reimburse Mr. Guerin for a portion of his medical insurance costs and all of Mr. Guerin’s incentive stock options that are unvested as of the date of such termination would fully vest as of the date of termination.

Stock Option and Other Compensation Plans

We maintain the 2018 Plan for the purpose of attracting key employees, directors and consultants, inducing them to remain with us and encouraging them to increase their efforts to make our business more successful. The plan provides for awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred shares and other equity-based awards.

The following table contains certain information regarding equity awards held by the named executive officers as of December 31, 2020:

Outstanding Equity Awards at 2020 Fiscal Year-End

	Number of Securities Underlying Unexercised Options		Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration
Name	(#) Exercisable		(#) Unexercisable	($)	Date
Steven Fruchtman	800	(1)	-	655.50	1/12/2025
	233	(1)	-	372.00	4/20/2025
	266	(1)	-	222.00	9/25/2025
	827		-	97.50	1/26/2026
	1,666	(2)	-	48.60	9/1/2026
	506	(2)	-	39.75	12/15/2026
	1,760	(2)	-	40.50	1/17/2027
	2,827	(3)	81	22.50	1/3/2028
	21,478	(4)	5,188	6.90	7/26/2028
	66,600	(4)	133,400	0.31	12/20/2029
	1,273,800	(6)	-	0.56	7/9/2030

Manoj Maniar	25		-	919.50	12/5/2021
	200		-	1,992.00	12/18/2022
	33		-	2,250.00	7/25/2023
	266		-	2,022.00	12/20/2023
	400		-	597.00	12/18/2024
	266	(1)	-	348.00	4/16/2025
	266	(1)	-	222.00	9/25/2025
	689		-	97.50	1/26/2026
	1,133	(2)	-	48.60	9/1/2026
	372	(2)	-	39.75	12/15/2026
	1,294	(2)	-	40.50	1/17/2027
	1,907	(3)	-	22.50	1/3/2028
	20,000	(4)	-	6.90	7/26/2028
	5,000	(5)	-	3.41	12/12/2028
	43,000	(4)	-	0.31	12/20/2029
	418,600	(6)	-	0.56	7/9/2030

Richard C. Woodman	10,416	(4)	9,584	5.85	11/5/2028
	26,640	(4)	53,360	0.31	12/20/2029
	396,000	(6)	-	0.56	7/9/2030

Mark Guerin	200		-	4,321.50	10/4/2023
	40		-	2,022.00	12/20/2023
	163		-	945.00	3/31/2024
	166		-	597.00	12/18/2024
	100	(1)	-	348.00	4/16/2025
	116	(1)	-	222.00	9/25/2025
	312		-	97.50	1/26/2026
	999	(2)	-	48.60	9/1/2026
	372	(2)	-	39.75	12/15/2026
	1,294	(2)	-	40.50	1/17/2027
	2,010	(3)	58	22.50	1/3/2028
	20,670	(4)	4,993	6.90	7/26/2028
	21,645	(4)	43,355	0.31	12/20/2029
	543,000	(6)	-	0.56	7/9/2030

(1)        25% of the total shares underlying this option vested on July 25, 2014. The remaining shares vest 1/36th monthly over 36 months thereafter, subject to continued service to us through each vesting date.

(2)        Shares vest in equal monthly installments over four years, 1/48th per month. The first shares vest one month after the date of grant.

(3)        Shares vest in equal monthly installments over three years, 1/36th per month. The first shares vest one month after the date of grant.

(4)        Shares vest over three years, one-third on the first anniversary of the date of grant and thereafter in 24 equal monthly installments over the following two years.

(5)        Shares vest 100% on the first anniversary of the date of grant.

(6)        These are cash-settled stock appreciation rights that vest over three years, one-third on the first anniversary of the date of grant and thereafter in 24 equal monthly installments over the following two years. Each of the executives also received cash-settled performance stock units on July 9, 2020, with vesting contingent upon the successful result of our Phase 3 clinical trial. The trial concluded in August 2020 and did not achieve its primary endpoints. The performance stock units will not vest and none were outstanding at December 31, 2020.

Potential Payments Upon Termination of Employment or Change in Control

As discussed under the caption "—Employment Agreements" above, we have agreements with our named executive officers pursuant to which they will receive severance payments upon certain termination events. The information below describes certain compensation that would be available under our existing plans and arrangements if (i) the named executive officer was terminated as of December 31, 2020 or (ii) if a Change in Control, as defined in the applicable employment agreement or plan, occurred on December 31, 2020 and the named executive officer's employment had been subsequently terminated on the same date.

Acceleration of Equity Awards in connection with a Change in Control

Pursuant to the terms of each named executive officer's option agreements reflecting options granted under the 2013 Plan, in the event of a "Change in Control" that occurs during any time prior to such named executive officer's Termination of Service (as such terms are defined in our 2013 Plan) with us, all stock options granted pursuant to such option agreement shall fully vest and become exercisable. Pursuant to the terms of each named executive officer's option agreements reflecting options granted under the 2018 Plan, in the event of a "Change in Control" in which the Company is not the surviving corporation (or survives only as a subsidiary of another corporation) and the options are assumed by, or replaced with awards with comparable terms by, the surviving corporation (or parent or subsidiary of the surviving corporation) and the named executive officer's employment or service is terminated without "Cause" or the named executive officer terminates his employment for "Good Reason" (as such terms are defined in the applicable option grant agreement), all such stock options granted pursuant to such option agreement shall fully vest and become exercisable upon termination of employment or service. In the event that the surviving corporation (or a parent or subsidiary of the surviving corporation) does not assume or replace the options with grants that have comparable terms, and named executive officer is employed by, or providing services to, the Company and its subsidiaries on the date of the Change in Control, all stock options granted pursuant to such option agreement shall fully vest and become exercisable.

Termination Other than for Cause, Death or Disability; Resignation for Good Reason

The payments and benefits to which each named executive officer would be entitled in the event the named executive officer's employment is terminated for any reason other than for cause, death, or disability, or if the named executive officer resigns for good reason, whether or not following a "change in control" is described under the caption "—Employment Agreements" above.

Director Compensation

The following table summarizes compensation paid to our non-employee directors in fiscal 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Jerome E. Groopman, M.D.	61,500	6,460	—		67,960
Michael B. Hoffman(2)	52,667	6,460	—		59,127
James J. Marino	84,167	6,460	—		90,627
Viren Mehta	77,000	6,460	—		83,460
E. Premkumar Reddy, Ph.D.(3)	44,167	6,460	66,000	(4)	116,627
M. Teresa Shoemaker	46,083	6,460	—		52,543
Jack E. Stover	85,000	6,460	—		91,460

(1)	The amounts shown represent the aggregate grant date fair value related to the grant of 125,000 cash-settled stock appreciation rights to each of our non-employee directors on July 9, 2020, calculated in accordance with FASB ASC Topic 718. These stock appreciation rights vest on the first anniversary of the grant and expire ten years after the grant date and are subject to the director’s continued service. Additional information concerning our financial reporting of stock appreciation rights is presented in Note 10 to our Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

(2)	Mr. Hoffman resigned from our Board of Directors on August 27, 2020.
(3)	Dr. Reddy resigned from our Board of Directors on August 27, 2020.

(4)	Represents consulting fees paid to Dr. Reddy. See "Certain Relationships and Related Person Transactions."

(5)	At December 31, 2020, the aggregate number of outstanding stock option awards held by each non-employee director was: Dr. Groopman—12,350; Mr. Marino—12,032; Dr. Mehta—12,030; Ms. Shoemaker—0; and Mr. Stover—11,965. At December 31, 2020, the aggregate number of stock appreciation rights held by each non-employee director was: Dr. Groopman—125,000; Mr. Marino—125,000; Dr. Mehta—125,000; Ms. Shoemaker—125,000; and Mr. Stover—125,000.

In June 2013, our Board of Directors approved a non-employee director compensation policy, which became effective for all non-employee directors in July 2013. In June 2018, the Board of Directors revised the policy to change the retainer amounts and the number of options members of our Board of Directors would receive, based on a benchmarking study comparing our director compensation to a group of comparable peer companies. In accordance with this policy, each non-employee director receives an annual base retainer of $40,000. In addition, our non-employee directors receive the following cash compensation for board services, as applicable:

• the chairman of our Board of Directors receives an additional annual retainer of $40,000;

• each member of our audit, compensation and nominating and corporate governance committees receives an additional retainer of $7,500, $5,000 and $4,000, respectively; and

• each chairperson of our audit, compensation and nominating and corporate governance committees receives an additional annual retainer of $15,000, $10,000 and $8,000, respectively, in addition to the retainer received for service as a member of such committee.

All amounts are paid in quarterly installments.

In addition, in accordance with the existing policy, newly appointed non-employee directors receive a one-time initial award of options to purchase 11,666 shares of our common stock, which vests annually over a three-year period subject to the director's continued service on the Board of Directors. Thereafter, each non-employee director receives an annual award of options to purchase 5,833 shares of our common stock, which vests on the first anniversary of the grant, subject to the director's continued service on the Board of Directors.

All of our directors are eligible to receive additional discretionary awards under our 2018 Omnibus Incentive Compensation Plan, as previously amended (the “2018 Plan”), subject to the annual limit set forth in the 2018 Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding options and shares available for other future issuances of options under all of our equity compensation plans as of December 31, 2020. All of the outstanding awards listed below were granted under our 2013 Equity Compensation Plan and 2018 Plan. See "Stock Option and Other Compensation Plans" above for a summary of the 2018 Plan.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by stockholders	869,095	$24.58	185,089
Equity compensation plans not approved by stockholders	—	—	—

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding the beneficial ownership of common stock as of March 31, 2021 by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (b) each of our named executive officers identified on page 7 of this Amendment under the heading, “2020 Summary Compensation Table,”, (c) each of our directors, and (d) all of our executive officers and directors as a group.

The percentage of common stock outstanding is based on 236,612,391 shares of common stock outstanding on March 31, 2021. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of common stock subject to warrants and options that are currently exercisable or exercisable within sixty days of March 31, 2021 to be outstanding and to be beneficially owned by the person holding the warrants and options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of common stock beneficially owned by him, her or it, subject to community property laws, where applicable. Except as otherwise noted below, the street address of each beneficial owner is c/o Onconova Therapeutics, Inc., 375 Pheasant Run, Newtown, PA 18940.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or greater stockholders:
Lincoln Park Capital Fund, LLC, Lincoln Park Capital, LLC, Rockledge Capital Corporation, Joshua B. Scheinfeld, Alex Noah Investors, Inc., Jonathan I. Cope 440 North Wells, Suite 410 Chicago, Illinois 60654(1)	13,639,411	5.8%
Directors, Director Nominees and Named Executive Officers:
Jerome E. Groopman, M.D.(2)	22,336	*
Manoj Maniar, Ph.D.(3)	4	*
James J. Marino(4)	392,748
Steven M. Fruchtman, M.D.(5)	513,767	*
Viren Mehta(6)	512,985	*
Jack E. Stover(7)	15,106	*
M. Teresa Shoemaker	50,735	*
Richard C. Woodman, M.D.(8)	37,473	*
Mark Guerin(9)	293,456	*
All current executive officers, directors and director nominees as a group (7 persons) (10)	2,068,533	0.9%

*Represents a beneficial ownership of less than one percent of our outstanding common stock.

(1) Based solely on a Schedule 13G filed with the SEC on January 8, 2021. The Schedule 13G was filed by Lincoln Park Capital Fund, LLC, Lincoln Park Capital, LLC, Rockledge Capital Corporation, Joshua B. Scheinfeld, Alex Noah Investors, Inc. and Jonathan I. Cope. According to the Schedule 13G, as of January 7, 2021, Lincoln Park Capital Fund, LLC, Lincoln Park Capital, LLC, Rockledge Capital Corporation, Joshua B. Scheinfeld, Alex Noah Investors, Inc. and Jonathan I. Cope have shared voting power and shared dispositive power with regard to 13,639,411 of common stock, representing approximately 6.52% of the common stock.

(2) Includes 12,335 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of the record date.

(3) Manoj Maniar, Ph.D. was terminated as Senior Vice President, Product Development of the Company on December 15, 2020.

(4) Includes 162,032 shares of common stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of the record date.

(5) Includes 258,643 shares of common stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of the record date.

(6) Includes (i) 54 shares of common stock held by Mehta Partners, LLC, (ii) 56 shares of common stock held by Viram Foundation and (iii) 262,030 shares of common stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of the record date. Dr. Mehta, as managing member, has voting and dispositive power with regard to the shares held by Mehta Partners, LLC. Dr. Mehta, as trustee has voting and dispositive power with regard to the shares held by Viram Foundation.

(7) Includes 11,965 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of the record date.

(8) Includes 37,473 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of the record date. Richard C. Woodman, M.D. resigned as Senior Vice President, Research and Development and Chief Medical Officer of the Company on January 15, 2021.

(9) Includes 148,243 shares of common stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of the record date.

(10) Includes 989,546 shares of common stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of the record date.

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

The following is a description of transactions during fiscal 2020, to which we have been a party, in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of total assets, and in which any of our current directors, executive officers or to our knowledge, beneficial owners of more than 5% of our capital stock or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than the employment relationships with our executive officers and the related compensation solely resulting from those employment relationships.

On May 3, 2010, as subsequently amended, we entered into a research agreement with the Mount Sinai School of Medicine ("Mount Sinai"), with which E. Premkumar Reddy, Ph.D., a former member of our Board of Directors, is associated. The agreement expired in June 2020 and was not renewed. The board member left the Company’s board in August 2020. The research was undertaken by Mount Sinai on our behalf. Mount Sinai, in connection with us, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but we will have an exclusive option to license any inventions. Payments to Mount Sinai for the year ended December 31, 2020 were $201,000.

See “Item 10. Directors, Executive Officers and Corporate Governance; Corporate Governance, Board Composition” above for a discussion regarding the independence of the members of our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees of Independent Registered Public Accounting Firm

The following table summarizes the fees of Ernst & Young LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	Fiscal 2020	Fiscal 2019
Audit Fees(1)	$297,500	$359,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
Total Fees	$297,500	$359,000

(1)	Audit fees consist of fees for the audits of fiscal 2020 and 2019 and quarterly reviews of our consolidated financial statements and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our consolidated financial statements and which are not reported under "Audit Fees."

(3)	Tax fees for fiscal 2020 and fiscal 2019 include fees for tax advice, tax return preparation assistance and review.

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

All audit services and all non-audit services in fiscal 2020 were pre-approved by our audit committee. Our audit committee has determined that the provision of the non-audit services for which these fees were rendered is compatible with maintaining the independent auditor's independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

Included in Part II, Item 8 of the Original Report.

Exhibits

See Exhibit Index.

EXHIBITS INDEX

Exhibit Number	Exhibit Description
3.1	Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 25, 2013).
3.2	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 31, 2016).
3.3	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 22, 2018).
3.4	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2018).
3.5	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 25, 2018).
3.6	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 8, 2018).
3.7	Certificate of Designation of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 30, 2018).
3.8	Amended and Restated Bylaws of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 25, 2013).
4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
4.2	Eighth Amended and Restated Stockholders’ Agreement, effective as of July 27, 2012, by and among Onconova Therapeutics, Inc. and certain stockholders named therein (Incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
4.3	Amendment No. 1 to Eighth Amended and Restated Stockholders’ Agreement, effective as of July 9, 2013 (Incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
4.4	Form of Warrant Certificate, issued pursuant to Warrant Agreement, dated as of July 27, 2016, by and between Onconova Therapeutics, Inc. and Wells Fargo Bank, N.A., as Warrant Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016).
4.5	Warrant Agreement, dated as of July 27, 2016, by and between Onconova Therapeutics, Inc. and Wells Fargo Bank, N.A., as Warrant Agent (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016).

Exhibit Number	Exhibit Description
4.6	Form of Pre-Funded Warrants, issued as of July 27, 2016 (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016).
4.7	Form of Underwriter Warrant, issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2018).
4.8	Form of Preferred Stock Warrant, issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 8, 2018).
4.9	Form of Pre-Funded Warrant, issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 8, 2018).
4.10	Form of Preferred Stock Warrant, issued as of May 1, 2018 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2018).
4.11	Form of Pre-Funded Warrant, issued as of May 1, 2018 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 30, 2018).
4.12	First Amendment to Underwriter Series A Convertible Preferred Stock Purchase Warrant, dated as of September 24, 2018 (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).
4.13	Form of Placement Agent Common Stock Purchase Warrant, issued as of September 25, 2019 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 25, 2019).
4.14	Form of Letter Amendment to Warrants, dated as of September 23, 2019 (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2019).
4.15	Form of Common Stock Purchase Warrant, issued as of November 25, 2019 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019).
4.16	Form of Pre-Funded Common Stock Warrant, issued as of November 25, 2019 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 26, 2019).
4.17	Form of Placement Agent Common Stock Purchase Warrant, issued as of November 25, 2019 (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 26, 2019).
4.18	Form of Common Stock Purchase Warrant, issued as of December 10, 2019 (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 10, 2019).
4.19	Form of Placement Agent Common Stock Purchase Warrant, issued as of December 10, 2019 (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 10, 2019).
4.20	Form of Common Stock Purchase Warrant, issued as of December 2019 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 19, 2019).
4.21	Form of Placement Agent Common Stock Purchase Warrant, issued as of December 19, 2019 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 19, 2019).
4.21	Form of Placement Agent Common Stock Purchase Warrant, issued as of January 3, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 3, 2020).
4.22	Description of the Company’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (Incorporated by reference to Exhibit 4.22 to the Company’s Annual Report on Form 10-K filed on March 27, 2020).

Exhibit Number	Exhibit Description
10.1*	License Agreement, effective as of July 5, 2011, by and between Onconova Therapeutics, Inc. and SymBio Pharmaceuticals Limited (Incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 2 the Company’s Registration Statement on Form S-1 filed on July 18, 2013).
10.2*	First Amendment to License Agreement, effective as of September 2, 2011, by and between Onconova Therapeutics, Inc. and SymBio Pharmaceuticals Limited (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on June 14, 2013).
10.3*	License Agreement, effective as of January 1, 1999, by and between Onconova Therapeutics, Inc. and Temple University — Of The Commonwealth System of Higher Education (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on June 14, 2013).
10.4*	Amendment to License Agreement, effective as of September 1, 2000, by and between Temple University — Of The Commonwealth System of Higher Education and Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on June 14, 2013).
10.5*	Amendment #1 to Exclusive License Agreement, effective as of March 21, 2013, by and between Temple University — Of The Commonwealth System of Higher Education and Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on June 14, 2013).
10.6+	Onconova Therapeutics, Inc. 2007 Equity Compensation Plan, and forms of agreement thereunder (Incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
10.7+	Consulting Agreement, effective as of January 1, 2012, by and between Onconova Therapeutics, Inc. and E. Premkumar Reddy, Ph.D., including Consultant Agreement Renewal, dated February 27, 2013 (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed on June 14, 2013).
10.8+	Form of Indemnification Agreement entered into by and between Onconova Therapeutics, Inc. and each director and executive officer (Incorporated by reference to Exhibit 10.24 to Pre- Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
10.9+	Onconova Therapeutics, Inc. 2013 Equity Compensation Plan, and forms of agreement thereunder (Incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
10.10+	Onconova Therapeutics, Inc. 2013 Performance Bonus Plan (Incorporated by reference to Exhibit 10.26 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
10.11+	Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Mark Guerin (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2016).
10.12+	Amended and Restated Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Steven M. Fruchtman, M.D. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2015).
10.13*	License, Development and Commercialization Agreement, dated as of March 2, 2018, by and between Onconova Therapeutics, Inc. and Pint International SA (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2018).
10.14	Securities Purchase Agreement, dated as of March 2, 2018, by and between Onconova Therapeutics, Inc. and Pint Pharma GmbH (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2018).

Exhibit Number	Exhibit Description
10.15.1+	Amended and Restated Employment Agreement, effective as of June 19, 2018, by and between Onconova Therapeutics, Inc. and Steven M. Fruchtman, M.D. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2018).
10.15.2+	Amendment to Employment Agreement, dated as of March 18, 2021, by and between Onconova Therapeutics, Inc. and Steven M. Fruchtman, M.D.
10.16+	Onconova Therapeutics, Inc. 2018 Omnibus Incentive Compensation Plan, as approved by the stockholders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2018).
10.17+	Form of Nonqualified Stock Option Award Agreement under the Onconova Therapeutics, Inc. 2018 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2018).
10.18+	Employment Agreement, effective as of November 5, 2018, by and between Onconova Therapeutics, Inc. and Richard C. Woodman, M.D. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).
10.19	License and Collaboration Agreement, effective as of May 10, 2019, by and between Onconova Therapeutics, Inc. and HanX Biopharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2019).
10.20	Securities Purchase Agreement, effective as of May 10, 2019, by and between Onconova Therapeutics, Inc. and HanX Biopharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2019).
10.21	Securities Purchase Agreement, effective as of May 10, 2019, by and between Onconova Therapeutics, Inc. and Abundant New Investments Ltd. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2019).
10.22	Form of Securities Purchase Agreement, effective as of September 23, 2019, by and between Onconova Therapeutics, Inc. and each purchase identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 25, 2019).
10.23**	Distribution, License and Supply Agreement, effective as of November 20, 2019, by and between Onconova Therapeutics, Inc. and Knight Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2019).
10.24	Form of Securities Purchase Agreement, effective as of November 21, 2019, by and between Onconova Therapeutics, Inc. and each purchase identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019).
10.25	Form of Securities Purchase Agreement, effective as of December 6, 2019, by and between Onconova Therapeutics, Inc. and each purchase identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2019).
10.26**	Distribution, License and Supply Agreement, by and between Onconova Therapeutics, Inc. and Specialised Therapeutics Asia Pte. Ltd., effective as of December 18, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2019).
10.27	Form of Securities Purchase Agreement, by and between Onconova Therapeutics, Inc. and each purchaser identified on the signature pages thereto, effective as of December 17, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2019).

Exhibit Number	Exhibit Description
10.28	Form of Securities Purchase Agreement, by and between Onconova Therapeutics, Inc. and each purchaser identified on the signature pages thereto, effective as of December 31, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2020).
10.29+	Form of Stock Appreciation Right Award Agreement (for Employees) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2020).
10.30+	Form of Stock Appreciation Right Award Agreement (for Non-Employee Directors) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2020).
10.31+	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2020).
21.1#	Subsidiaries of Onconova Therapeutics, Inc.
23.1#	Consent of Ernst & Young, LLP.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	Portions of the exhibit have been omitted.

#	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2021
Onconova Therapeutics, Inc.

	By:	/s/ STEVEN M. FRUCHTMAN, M.D.
Steven M. Fruchtman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN M. FRUCHTMAN, M.D.	Director, President and Chief Executive Officer	April 30, 2021
Steven M. Fruchtman, M.D.	(Principal Executive Officer)

/s/ MARK GUERIN	Chief Financial Officer (Principal Financial	April 30, 2021
Mark Guerin	Officer and Principal Accounting Officer)

/s/ JAMES J. MARINO	Chairman, Board of Directors	April 30, 2021
James J. Marino

/s/ JEROME E. GROOPMAN, M.D.	Director	April 30, 2021
Jerome E. Groopman, M.D.

/s/ VIREN MEHTA, PH.D.	Director	April 30, 2021
J Viren Mehta, Ph.D.

/s/ MARY TERESA SHOEMAKER	Director	April 30, 2021
Mary Teresa Shoemaker

/s/ JACK E. STOVER	Director	April 30, 2021
Jack E. Stover

