Form 10-Q
period 2021-06-30
Onconova Therapeutics, Inc.
filed 2021-08-16
CIK 1130598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36020

Onconova Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3627252
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12 Penns Trail, Newtown, PA	18940
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (267) 759-3680

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ⌧ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ⌧ No

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of August 4, 2021 was 15,781,040.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	ONTX	The Nasdaq Stock Market LLC

ONCONOVA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

All common stock, equity, share and per share amounts have been retroactively adjusted to reflect a one-for-fifteen reverse stock split which was effective May 20, 2021.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Onconova Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$43,709,000	$19,025,000
Receivables	27,000	37,000
Prepaid expenses and other current assets	457,000	722,000
Total current assets	44,193,000	19,784,000
Property and equipment, net	45,000	52,000
Other non-current assets	140,000	150,000
Total assets	$44,378,000	$19,986,000
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,290,000	$4,833,000
Accrued expenses and other current liabilities	2,983,000	4,962,000
Deferred revenue	226,000	226,000
Total current liabilities	7,499,000	10,021,000
Warrant liability	530,000	321,000
Deferred revenue, non-current	3,356,000	3,469,000
Total liabilities	11,385,000	13,811,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized at June 30, 2021 and December 31, 2020, none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 125,000,000 and 250,000,000 authorized at June 30, 2021 and December 31, 2020, 15,781,040 and 12,396,219 shares issued and outstanding at June 30, 2021 and December 31, 2020	158,000	124,000
Additional paid in capital	470,335,000	434,593,000
Accumulated deficit	(437,502,000)	(428,556,000)
Accumulated other comprehensive income	2,000	14,000
Total stockholders’ equity	32,993,000	6,175,000

Total liabilities and stockholders’ equity	$44,378,000	$19,986,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$57,000	$56,000	$113,000	$108,000
Operating expenses:
General and administrative	2,850,000	2,594,000	5,067,000	4,401,000
Research and development	1,852,000	4,801,000	3,789,000	8,171,000
Total operating expenses	4,702,000	7,395,000	8,856,000	12,572,000
Loss from operations	(4,645,000)	(7,339,000)	(8,743,000)	(12,464,000)
Change in fair value of warrant liability	427,000	(56,000)	(209,000)	(119,000)
Other (loss) income, net	(13,000)	—	6,000	96,000
Net loss	$(4,231,000)	$(7,395,000)	$(8,946,000)	$(12,487,000)
Net loss per share, basic and diluted	$(0.27)	$(0.65)	$(0.59)	$(1.14)
Basic and diluted weighted average shares outstanding	15,780,863	11,303,508	15,201,719	10,996,624

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(4,231,000)	$(7,395,000)	$(8,946,000)	$(12,487,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	4,000	7,000	(12,000)	1,000
Other comprehensive income (loss), net of tax	4,000	7,000	(12,000)	1,000
Comprehensive loss	$(4,227,000)	$(7,388,000)	$(8,958,000)	$(12,486,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)

	Three Month Periods Ended June 30, 2021 and 2020
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	deficit	(loss) income	Total
Balance at March 31, 2021	15,779,160	$158,000	$470,268,000	$(433,271,000)	$(2,000)	$37,153,000
Net loss	—	—	—	(4,231,000)	—	(4,231,000)
Other comprehensive loss	—	—	—	—	4,000	4,000
Exercise of stock options	1,776	—	7,000	—	—	7,000
Stock-based compensation	—	—	60,000	—	—	60,000
Shares issued in connection with reverse stock split	104	—	—	—	—	—
Balance at June 30, 2021	15,781,040	$158,000	$470,335,000	$(437,502,000)	$2,000	$32,993,000

Balance at March 31, 2020	11,161,072	$111,000	$429,752,000	$(408,491,000)	$(24,000)	$21,348,000
Net loss	—	—	—	(7,395,000)	—	(7,395,000)
Other comprehensive loss	—	—	—	—	7,000	7,000
Stock-based compensation	—	—	92,000	—	—	92,000
Issuance of common stock upon exercise of warrants	367,425	4,000	1,576,000	—	—	1,580,000
Issuance of common stock upon exercise of pre-funded warrants	83,333	1,000	—	—	—	1,000
Balance at June 30, 2020	11,611,830	$116,000	$431,420,000	$(415,886,000)	$(17,000)	$15,633,000

	Six Month Periods Ended June 30, 2021 and 2020
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	deficit	income (loss)	Total
Balance at December 31, 2020	12,396,219	$124,000	$434,593,000	$(428,556,000)	$14,000	$6,175,000
Net loss	—	—	—	(8,946,000)	—	(8,946,000)
Other comprehensive income	—	—	—	—	(12,000)	(12,000)
Exercise of stock options	4,642	—	24,000	—	—	24,000
Stock-based compensation	—	—	125,000	—	—	125,000
Shares issued in connection with reverse stock split	104	—	—	—	—	—
Issuance of common stock, net	3,220,075	32,000	35,115,000	—	—	35,147,000
Issuance of common stock upon exercise of warrants	160,000	2,000	478,000	—	—	480,000
Balance at June 30, 2021	15,781,040	$158,000	$470,335,000	$(437,502,000)	$2,000	$32,993,000

Balance at December 31, 2019	7,411,157	$74,000	$414,917,000	$(403,399,000)	$(18,000)	$11,574,000
Net loss	—	—	—	(12,487,000)	—	(12,487,000)
Other comprehensive loss	—	—	—	—	1,000	1,000
Stock-based compensation	—	—	185,000	—	—	185,000
Issuance of common stock, net	1,844,168	18,000	9,044,000	—	—	9,062,000
Issuance of common stock upon exercise of warrants	2,273,172	23,000	7,274,000	—	—	7,297,000
Issuance of common stock upon exercise of pre-funded warrants	83,333	1,000	—	—	—	1,000
Balance at June 30, 2020	11,611,830	$116,000	$431,420,000	$(415,886,000)	$(17,000)	$15,633,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(8,946,000)	$(12,487,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,000	5,000
Change in fair value of warrant liabilities	209,000	119,000
Stock compensation expense	125,000	185,000
Changes in assets and liabilities:
Receivables	10,000	57,000
Prepaid expenses and other current assets	265,000	(70,000)
Other assets	10,000	—
Accounts payable	(543,000)	877,000
Accrued expenses and other current liabilities	(1,979,000)	(418,000)
Deferred revenue	(113,000)	(112,000)
Net cash used in operating activities	(10,955,000)	(11,844,000)

Investing activities:
Payments for purchase of property and equipment	—	(15,000)
Net cash used in investing activities	—	(15,000)

Financing activities:
Proceeds from the sale of common stock and warrants, net of costs	35,147,000	9,062,000
Proceeds from the exercise of warrants	480,000	7,298,000
Proceeds from the exercise of stock options	24,000	—
Net cash provided by financing activities	35,651,000	16,360,000
Effect of foreign currency translation on cash	(12,000)	1,000
Net increase in cash and cash equivalents	24,684,000	4,502,000
Cash and cash equivalents at beginning of period	19,025,000	22,726,000
Cash and cash equivalents at end of period	$43,709,000	$27,228,000

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

On May 20, 2021, the Company amended its certificate of incorporation to effect a one-for-fifteen reverse stock split of its common stock. All common stock, equity, share and per share amounts in the financial statements and notes have been retroactively adjusted to reflect this one-for-fifteen reverse stock split.

On May 20, 2021, the Company amended its certificate of incorporation to decrease the number of authorized shares of common stock par value $0.01 per share from 250,000,000 to 125,000,000.

Liquidity

The Company has incurred recurring operating losses since inception. For the six months ended June 30, 2021, the Company incurred a net loss of $8,946,000 and as of June 30, 2021 the Company had generated an accumulated deficit of $437,502,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At June 30, 2021, the Company had cash and cash equivalents of $43,709,000. The Company will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy.

On January 11, 2021, the Company closed on an offering of common stock. The Company issued 1,303,408 shares of common stock and net proceeds were approximately $8.5 million. On February 16, 2021, the Company closed on an offering of common stock. The Company issued 1,916,667 shares of common stock and net proceeds were approximately $26.7 million.

Following the unsuccessful conclusion of the INSPIRE trial, the Company has taken steps to reduce its cash expenditures. From September 2020 to December 2020, the Company implemented a workforce reduction of employees in research and development who were primarily focused on preparing the NDA for the use of rigosertib in higher risk MDS. In total, 10 employees were terminated, representing approximately 43% of the Company’s workforce. A severance related charge of approximately $1,207,000, which includes a non-cash charge of approximately $29,000 related to the accelerated vesting of outstanding stock options, was recorded in the year ended December 31, 2020. The accrued severance balance remaining at June 30, 2021 was $177,000 and is included in accrued expenses and other liabilities on the balance sheet. It will be paid in periodic amounts through September 2021. On October 30, 2020, the Company notified its landlord of its intention to not renew its office space lease. The lease expired in February 2021 and was modified to a month-to-month lease for a portion of the space. The lease terminated in June 2021 and the Company has relocated to temporary office space with all employees working remotely.

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

COVID-19

While the Company is not aware of a material impact from the novel coronavirus disease (“COVID-19”) pandemic through June 30, 2021, the full extent to which COVID-19 will directly or indirectly impact the Company’s business, results of operations and financial condition, including manufacturing, clinical trials and research and development costs, depends on future developments that are highly uncertain at this time.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, the consolidated statements of stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021, the results of its operations for the three and six months ended June 30, 2021 and 2020, and its cash flows for the six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020 are unaudited. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K filed with the SEC on March 18, 2021.

All common stock, equity, share and per share amounts in the financial statements and notes have been retroactively adjusted to reflect a one-for-fifteen reverse stock split which was effective May 20, 2021.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

3. Revenue

The Company’s revenue during the three and six months ended June 30, 2021 and 2020 was from its license and collaboration agreement with SymBio.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Symbio
Upfront license fee recognition over time	$57,000	$56,000	$113,000	$112,000
Supplies	—	—	—	(4,000)

	$57,000	$56,000	$113,000	$108,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Deferred revenue is as follows:

Symbio
Upfront Payment
Deferred balance at December 31, 2020	$3,695,000
Recognition to revenue	113,000

Deferred balance at June 30, 2021	$3,582,000

4. Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at June 30, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive (reflects the number of common shares as if the dilutive securities had been converted to common stock):

	June 30,
	2021	2020
Warrants	511,202	1,457,479
Stock options	60,431	69,640
	571,633	1,527,119

5. Warrants

Common Stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Some of the Company’s warrants are classified as liabilities because in certain circumstances they could require cash settlement.

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the six months ended June 30, 2021 is as follows:

				Balance				Balance
		Exercise	Expiration	December 31,	Warrants	Warrants	Warrants	June 30,
Description	Classification	Price	Date	2020	Issued	Exercised	Expired	2021
Non-tradable warrants	Liability	$2,587.50	July 2021	430	—	—	—	430
Tradable warrants	Liability	$1,107.00	July 2021	14,187	—	—	—	14,187
Non-tradable pre-funded warrants	Equity	$2.25	July 2023	26	—	—	—	26
Non-tradable warrants	Equity	$24.00	December 2022	26,189	—	—	—	26,189
Non-tradable warrants	Equity	$211.50	March 2021	333	—	—	(333)	—
Non-tradable warrants	Equity	$317.25	March 2021	556	—	—	(556)	—
Non-tradable warrants	Equity	$116.8425	June 2021	1,000	—	—	(1,000)	—
Non-tradable pre-funded warrants	Equity	$2.25	none	3,522	—	—	—	3,522
Non-tradable warrants	Equity	$24.00	December 2022	120,407	—	—	—	120,407
Non-tradable pre-funded warrants	Equity	$2.25	none	4,974	—	—	—	4,974
Non-tradable warrants	Equity	$30.00	September 2023	7,306	—	—	—	7,306
Non-tradable warrants	Equity	$3.00	November 2024	409,500	—	(160,000)	—	249,500
Non-tradable warrants	Equity	$6.54375	December 2024	16,953	—	—	—	16,953
Non-tradable warrants	Equity	$6.75450	December 2024	46,263	—	—	—	46,263
Non-tradable warrants	Equity	$6.77850	December 2023	29,968	—	—	—	29,968
				681,614	—	(160,000)	(1,889)	519,725

The tradable warrants which expired in July 2021 were issued in connection with a financing transaction completed in August 2016. Subsequent to the closing of that financing transaction, the Company executed a one-for-fifteen reverse stock split in September 2018. Subsequently, the Company executed a one-for-fifteen reverse stock split in May 2021. As a result, each of the 3,192,140 warrants is exercisable for 1/225 of one share of common stock at an exercise price of $4.92 per warrant. The table above shows the number of shares of common stock which could be

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

obtained by the exercise of all of the outstanding warrants, 14,187; and shows the exercise price for 225 of the warrants, $1,107.00.

6. Balance Sheet Detail

Prepaid expenses and other current assets:

	June 30,	December 31,
	2021	2020
Research and development	$42,000	$189,000
Manufacturing	144,000	90,000
Insurance	80,000	263,000
Other	191,000	180,000
	$457,000	$722,000

Property and equipment:

	June 30,	December 31,
	2021	2020
Property and equipment	$70,000	$70,000
Accumulated depreciation	(25,000)	(18,000)
	$45,000	$52,000

Accrued expenses and other current liabilities:

	June 30,	December 31,
	2021	2020
Research and development	$1,849,000	$2,541,000
Employee compensation	990,000	2,239,000
Professional fees	144,000	182,000
	$2,983,000	$4,962,000

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

On January 5, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional investor providing for the issuance and sale by the Company of 861 shares of Common Stock, at a purchase price of $2,137.50 per share and warrants to purchase up to 430 shares of Common Stock

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(the “Warrants”) for aggregate gross proceeds of $1,840,000. The Company has classified the warrants as a liability (see Note 5). The estimated fair value using the Black-Scholes pricing model was approximately $0 at June 30, 2021 and December 31, 2020. These warrants expired in July 2021.

On July 29, 2016 the Company closed on a Rights Offering, issuing 16,000 shares of Common Stock, 14,187 Tradable Warrants and 2,918 Pre-Funded Warrants. The Tradable Warrants are exercisable for a period of five years for one share of Common Stock at an exercise price of $1,107 per share. After the one-year anniversary of issuance, the Company may redeem the Tradable Warrants for $0.015 per Tradable Warrant if the volume weighted average price of its Common Stock is above $2,767.50 for each of 10 consecutive trading days. The Company has classified the Tradable Warrants as a liability (see Note 5). The Tradable Warrants have been listed on the Nasdaq Capital Market since issuance and the Company regularly monitors the trading activity. The Company has determined that an active and orderly market for the Tradable Warrants has developed and that the Nasdaq Capital Market price is the best indicator of fair value of the warrant liability. The quoted market price was used to determine the fair value at December 31, 2020 and June 30, 2021. These warrants expired in July 2021.

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	Fair Value Measurement as of:
	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance
Tradable warrants liability	$530,000	$—	$—	$530,000	$321,000	$—	$—	$321,000
Non-tradable warrants liability	—	—	—	—	—	—	—	—
Total	$530,000	$—	$—	$530,000	$321,000	$—	$—	$321,000

There were no transfers between levels in any of the periods reported.

8. Stock-Based Compensation

The 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”) was unanimously approved by the Company’s Board of Directors on May 24, 2018 and was approved by the Company’s stockholders on June 27, 2018.

Under the 2018 Plan, the Company may grant incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors and consultants, and advisors. The maximum aggregate number of shares of the Company’s common stock that may be issued under the 2018 Plan is 26,823.

The 2018 Plan was amended and restated following unanimous approval of the Company’s Board of Directors on April 24, 2019 and was approved by the Company’s shareholders on June 17, 2019. The amended 2018 Plan (the “Amended Plan”) allowed for an additional 39,300 shares of the Company’s common stock that may be issued under the Amended Plan with respect to awards made on and after June 17, 2019. At June 30, 2021, there were 5,205 shares available for future issuance.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Company recognized stock-based compensation expense as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative	$43,000	$46,000	$99,000	$91,000
Research and development	17,000	46,000	26,000	94,000
	$60,000	$92,000	$125,000	$185,000

A summary of stock option activity for the six months ended June 30, 2021 is as follows:

		Options Outstanding
				Weighted
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available	Number	Exercise	Contractual	Intrinsic
	for Grant	of Shares	Price	Term (in years)	Value
Balance, December 31, 2020	12,339	57,939	$368.10	8.38	$—
Authorized	—	—
Granted	(21,000)	21,000	$7.80	9.94	21,636
Exercised	—	(4,642)	$4.65	8.47
Forfeitures	13,866	(13,866)	$940.63	7.11
Balance, June 30, 2021	5,205	60,431	$124.00	8.73	$—
Vested or expected to vest, June 30, 2021		58,925	$124.00	8.73	$—
Exercisable at June 30, 2021		24,261	$297.34	7.87	$—

The Company accounts for all stock-based payments made to employees, non-employees and directors using an option pricing model for estimating fair value. Accordingly, stock-based compensation expense is measured based on the estimated fair value of the awards on the date of grant, net of forfeitures. Compensation expense is recognized for the portion that is ultimately expected to vest over the period during which the recipient renders the required services to the Company using the straight-line single option method.

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

As of June 30, 2021, there was $102,000 of unrecognized compensation expense related to the unvested stock options which is expected to be recognized over a weighted-average period of approximately 2.29 years.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

	Six months ended June 30,
	2021		2020
Risk-free interest rate	1.02%		0.45%
Expected volatility	123.32%		105.14%
Expected term	6.25	years	6.00	years
Expected dividend yield	0%		0%
Weighted average grant date fair value	$3.80		$3.75

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

●	Expected term of options: Due to its lack of sufficient historical data, the Company estimates the expected life of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.

●	Expected stock price volatility: Expected volatility is based on the historical volatility of the Company’s Common Stock since its IPO in July 2013.

●	Expected annual dividend yield: The Company has never paid, and does not expect to pay, dividends in the foreseeable future. Accordingly, the Company assumed an expected dividend yield of 0.0%.

●	Estimated forfeiture rate: The Company’s estimated annual forfeiture rate on stock option grants was 4.14% in 2021 and 2020, based on the historical forfeiture experience.

Grants of PSUs and SARs

On July 9, 2020, the compensation committee of the board of directors and the board approved a cash bonus program of cash-settled stock appreciation right (“2020 SAR”) awards and cash-settled performance stock unit (“2020 PSU”) awards to the Company’s employees. An aggregate of 2020 SAR awards with respect to 256,713 shares of common stock and 2020 PSU awards with respect to 124,220 shares of common stock were granted to the Company’s employees. The 2020 SAR awards will be settled in cash, vest 33% on the first anniversary of the date of grant, and the remaining 67% monthly over the next 24 months, have a per-share base amount of $8.40, which was the closing sales price of a share of the Company’s common stock on the grant date, and are in all cases subject to the terms and conditions of the Company’s form of SAR award agreement.

The 2020 PSU awards vest 50% upon the submission of a new drug application (“NDA”) to the U.S. FDA for rigosertib in higher-risk myelodysplastic syndromes (“HR-MDS”) and 50% upon U.S. FDA approval of rigosertib for HR-MDS. The 2020 PSU awards have a maximum value of $21.60 per share. The maximum price per share is the per-share value based on the Company’s market capitalization at $250 million and the Company’s outstanding shares of common stock, which was 11,611,829 shares on July 9, 2020. In all cases, the 2020 PSU awards are subject to the terms and conditions of the Company’s form of PSU award agreement.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In addition, on July 9, 2020, based on the recommendation of the compensation committee, the board approved a change in the non-employee director compensation policy that would provide for an annual SAR award (“2020 Director SAR”) with respect to 8,333 shares of common stock for each of the Company’s non-employee directors. No other changes to the non-employee director compensation policy were approved and, on July 9, 2020, the Board approved the initial 8,333 2020 Director SAR award to each of the non-employee directors for an aggregate total of 58,333 2020 Directors SAR awards granted. The 2020 Director SAR awards vest on the first anniversary of grant subject to the director’s continued service and will be settled in cash, have a per-share base amount of $8.40, and are in all cases subject to the terms and conditions of the Company’s form of 2020 Director SAR award agreement.

Each SAR subject to a 2020 SAR award represents the right to a cash payment equal to the excess, if any, of (i) the fair market value of each underlying share of the Company’s common stock, determined on the date of exercise of the SAR minus (ii) the base amount. Pursuant to the terms of the SAR awards, in no event may the cash payment for each SAR exceed $13.20, which is the maximum price per share of $21.60, minus the base amount of $8.40, subject to adjustment in accordance with the terms of the Stock Appreciation Right Award Agreement. The maximum price per share is the per-share value based on the Company’s market capitalization at $250 million and the Company’s outstanding shares of common stock, which was 11,611,829 shares on July 9, 2020.

On February 17, 2021, the compensation committee of the board of directors and the board approved a cash bonus program of cash-settled stock appreciation right (“2021 SAR”) awards and cash-settled performance stock unit (“2021 PSU”) awards to the Company’s employees. An aggregate of 2021 SAR awards with respect to 100,000 shares of common stock and 2021 PSU awards with respect to 100,000 shares of common stock were granted to the Company’s employees. The 2021 SAR awards will be settled in cash, vest 33% on the first anniversary of the date of grant, and the remaining 67% monthly over the next 24 months, have a per-share base amount of $22.65, which was the closing sales price of a share of the Company’s common stock on the grant date, and are in all cases subject to the terms and conditions of the Company’s form of SAR award agreement. Each SAR subject to a 2021 SAR award represents the right to a cash payment equal to the excess, if any, of (i) the fair market value of each underlying share of the Company’s common stock, determined on the date of exercise of the 2021 SAR minus (ii) the base amount. Pursuant to the terms of the 2021 SAR awards, in no event may the cash payment for each SAR exceed $15.45, which is the maximum price per share of $38.10, minus the base amount of $22.65, subject to adjustment in accordance with the terms of the Stock Appreciation Right Award Agreement. The maximum price per share is the per-share value based on the Company’s market capitalization at $600 million and the Company’s outstanding shares of common stock, which was 15,767,492 shares on February 17, 2021.

The 2021 PSU awards vest 20% upon the initiation of a new clinical program with an in-licensed compound, 20% for reaching the recommended Phase 2 dose for any compound, 20% for the first patient enrolled in the expansion cohort of the Phase 1 ON123300 clinical trial, 20% for the first patient enrolled in a registrational study for any compound, and 20% for the topline data of a registrational study for any compound. The 2021 PSU awards have a maximum value of $38.10 per share. The maximum price per share is the per-share value based on the Company’s approximate market capitalization at $600 million and the Company’s outstanding shares of common stock, which was 15,767,492 shares on February 17, 2021. In all cases, the 2021 PSU awards are subject to the terms and conditions of the Company’s form of PSU award agreement.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The fair value of the 2021 SARs granted has been estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Six months ended
June 30, 2021
Risk-free interest rate	0.95%
Expected volatility	129.79%
Expected term	6.5 years
Expected dividend yield	0%
Weighted average grant date fair value	$0.62

During the six months ended June 30, 2021, the Company recognized $521,000 of compensation expense related to the SARs and PSUs. Included in compensation expense related to SARs is $442,000 of expense resulting from the exercise of 2020 SARs during February 2021. As of June 30, 2021, the SARs and PSUs liability was $102,000 and is included in accrued expenses. As of June 30, 2021, there was $53,000 of unrecognized compensation cost related to the 2020 SARs and PSUs and $664,000 of unrecognized compensation cost related to the 2021 SARs and PSUs.

9. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through June 30, 2021 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

10. Related-Party Transactions

The Company entered into a research agreement, as subsequently amended, with the Mount Sinai School of Medicine (“Mount Sinai”), with which a former member of its board of directors and a stockholder is affiliated. The agreement expired in June 2020 and was not renewed. The board member left the Company’s board in August 2020. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in connection with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions. Payments to Mount Sinai under this research agreement for the three months ended June 30, 2021 and 2020 were $0 and $77,000, respectively, and for the six months ended June 30, 2021 and 2020 were $0 and $201,000, respectively. At both June 30, 2021 and December 31, 2020, the Company had $77,000 payable to Mount Sinai under this agreement.

11. Securities Registrations and Sales Agreements

January 2020 Offering

On December 31, 2019, the Company entered into definitive securities purchase agreements with institutional investors for the issuance and sale in a registered direct offering of 1,844,168 shares of the Company's common stock at an offering price of $5.4225 per share.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Pursuant to the December 2019 HCW Engagement Letter, HCW agreed to serve as exclusive placement agent for the offering. In connection with the offering, the Company paid HCW an aggregate cash fee equal to 7.0% of the gross proceeds in the offering, management fee equal to 1.0% of the gross proceeds raised in the offering, $85,000 for non-accountable expenses; and $10,000 for clearing fees. The Company also issued to HCW or its designees placement agent warrant to purchase up to 92,208 shares of common stock at an exercise price of $6.7785 per share. The placement agent warrants are immediately exercisable and will expire on December 31, 2023.

The net proceeds to the Company from the offering, after deducting HCW's placement agent fees and expenses and other estimated offering expenses payable by the Company were approximately $9.0 million and were received in January 2020.

The offering was pursuant to a prospectus dated December 28, 2017, and a prospectus supplement dated as of December 31, 2019 filed in connection with a takedown from the Company's shelf registration statement on Form S-3 (File No. 333-221684). The offering closed on January 3, 2020.

January 7, 2021 Offering

On January 7, 2021, the Company entered into a purchase agreement with certain institutional and accredited investors for the sale of an aggregate of 1,303,408 shares of the Company’s common stock, at a purchase price of $6.675 per share.

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

The shares sold in the offering were offered and sold by the Company directly to the investors, without a placement agent, underwriter, broker or dealer, pursuant to an effective shelf registration statement on Form S-3 (File No. 333-237844) declared effective by the SEC on May 18, 2020, and the base prospectus contained therein. The offering closed on January 11, 2021.

February 10, 2021 Offering

On February 10, 2021, the Company entered into an underwriting agreement with Guggenheim Securities, LLC , as representative of several underwriters, for the public offering of 1,666,667 shares of the Company’s common stock, at a public offering price of $15.00 per share. Under the terms of the underwriting agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 250,000 shares of common stock at the same price. The option was exercised prior to closing.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

12. Subsequent Event

On July 30, 2021, stockholders approved the Onconova Therapeutics, Inc. 2021 Incentive Compensation Plan (the ”2021Plan”). The 2021 Plan is a successor to the Onconova Therapeutics, Inc. 2018 Omnibus Incentive Compensation Plan, as amended and restated. The 2021 Plan makes available 1,300,000 new shares for incentive compensation.

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

All common stock, equity, share and per share amounts have been retroactively adjusted to reflect a one-for-fifteen reverse stock split which was effective May 20, 2021.

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

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

●our need for additional financing for our INSPIRE trial and other operations, and our ability to obtain sufficient funds on acceptable terms when needed, and our plans and future needs to scale back operations if adequate financing is not obtained;

●our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●the success and timing of our preclinical studies and clinical trials, including site initiation and patient enrollment, and regulatory approval of protocols for future clinical trials;

●our ability to enter into, maintain and perform collaboration agreements with other pharmaceutical companies, for funding and commercialization of our clinical product candidates or preclinical compounds, and our ability to achieve certain milestones under those agreements;

●the difficulties in obtaining and maintaining regulatory approval of our product candidates, and the labeling under any approval we may obtain;

●our plans and ability to develop, manufacture and commercialize our product candidates;

●our failure to recruit or retain key scientific or management personnel or to retain our executive officers;

●the size and growth of the potential markets for our product candidates and our ability to serve those markets;

●regulatory developments in the United States and foreign countries;

●the rate and degree of market acceptance of any of our product candidates;

●obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;

●the successful development of our commercialization capabilities, including sales and marketing capabilities;

●recently enacted and future legislation and regulation regarding the healthcare system;

●the success of competing therapies and products that are or become available;

●our ability to maintain the listing of our securities on a national securities exchange;

●the potential for third party disputes and litigation;

●the performance of third parties, including contract research organizations (“CROs”) and third-party manufacturers; and

●the impact of the novel coronavirus disease, COVID-19, to global economy and capital markets, and to our business and our financial results.

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

Our net losses were $8.9 million and $12.5 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $437.4 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met. As of June 30, 2021, we had $43.7 million in cash and cash equivalents.

On January 12, 2021, we closed on an offering of common stock. We issued 1,303,408 shares of common stock. Net proceeds were approximately $8.5 million.

On February 16, 2021, we closed on an offering of common stock. We issued 1,916,667 shares of common stock. Net proceeds were approximately $26.7 million.

On May 20, 2021, we amended our certificate of incorporation to effect a one-for-fifteen reverse stock split of our common stock. All common stock, equity, share and per share amounts in the financial statements and notes have been retroactively adjusted to reflect the reverse stock split.

On May 20, 2021, we amended our certificate of incorporation to decrease the number of authorized shares of common stock from 250,000,000 to 125,000,000.

We believe that our cash and cash equivalents of $43.7 million, at June 30, 2021, will be sufficient to fund our operations and ongoing trials for more than eighteen months from the date of this filing. We do not have a recurring source of revenue to fund our operations and will need to raise additional funds to continue to develop and apply for regulatory approval for our drug candidates.

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

	ON 123300	PALBOCICLIB
Kinase	IC50 (nM)	IC50 (nM)
CDK 4/cyclin D1	3.87	5.36
CDK 6/cyclin D1	9.82	3.76
ARK 5	4.95	>5,000.00
FLT3	12.22	>10,000.00
FYN	11.09	>10,000.00
FMS	10.00	>10,000.00
PDGFRβ	26.00	>10,000.00
FGFR1	26.00	>10,000.00
ABL	53.32	>10,000.00
PI3K-δ	144.00	>10,000.00

-	ON 123300 Investigator Brochure v1.

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

The effectiveness of first-generation non-selective CDK inhibitors (Selicilib/roscovitine and Alvocidib/ flavopiridol) in early trials was limited due to toxicities (Blachly 2013). Second-generation compounds (palbociclib, ribociclib and abemaciclib) specifically inhibit CDK4 and 6, thereby inhibiting retinoblastoma (RB) protein phosphorylation. The second generation CDK4/6 inhibitors have substantially improved clinical outcomes for patients with hormonal-receptor (HR) positive metastatic breast cancer (Hortobagyi 2018, Sledge 2017, Finn 2016). Several CDK4/6 inhibitors (palbociclib, ribociclib and abemaciclib) have been approved and are now standard of care either alone (abemaciclib) or in combination with anti-estrogen therapy for patients with HR-positive, HER2-negative metastatic breast cancer. Another CDK4/6 inhibitor has recently been approved, trilaciclib, in the supportive care space, for the prevention of myelosuppression following chemotherapy.

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

Our IND submission to the US FDA was submitted in November 2020 and the FDA Study May Proceed letter was issued in December 2020. Enrollment into the US phase 1 study commenced in May 2021. Enrollment in the first cohort of the Phase 1 solid tumor study of ON 123300 is complete with no dose limiting toxicities (DLT’s) observed. The second cohort is currently open for enrollment.  The study will assess the safety, tolerability and pharmacokinetics of ON 123300 administered orally at increasing doses starting at 40 mg daily for consecutive 28-day cycles in patients (n=36) with relapsed/refractory advanced cancer, including but not limited to, patients with breast cancer that is resistant to approved second generation CDK 4/6 inhibitors as well as patients diagnosed with advanced Non-Hodgkin’s lymphoma. In partnership with HanX, a complementary Phase 1 study for patients with advanced relapsed/refractory cancer has been initiated in China at three sites and the first patient was enrolled on September 15, 2020. The first two dose cohorts have been completed and the third dose cohort is ongoing. No dose limiting toxicities have been observed to date. Collectively, these two Phase 1 studies are expected to provide data regarding the safety profile of ON 123300 and potentially preliminary efficacy signals in patients with advanced cancer.

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

We believe ON 123300 has a favorable kinase inhibitory profile in comparison to the approved CDK4/6 inhibitors (palbociclib, ribociclib, and abemaciclib) and highest single agent cytotoxicity (Perumal, 2016, Divakar, 2016).

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

Oral Rigosertib and PD-1 Combination in KRAS-Mutated Cancers

We are currently supporting investigator-initiated studies that are exploring the use of rigosertib for cancers driven by mutated Ras genes including a Phase 1/2a study of rigosertib in combination with a PD-1 inhibitor for patients with progressive K-Ras mutated non-small cell lung cancer (NSCLC). The NSCLC study is open and continues to enroll patients. The objectives of this study are to identify the recommended Phase 2 dose (RP2D) for future studies and characterize the safety profile of the combination treatment. Results are expected in 2021. On June 28, 2021, we announced an update regarding this NSCLC study, with an expansion of the trial underway at highest dose in the current protocol, and continued dose escalation planned with a protocol amendment as the maximum tolerated dose has not been reached. In addition, preliminary efficacy data support the preclinical observation of rigosertib augmenting the response to checkpoint inhibition (CPI) in patients who had previously failed all standard of care treatment, including CPI. We look forward to the presentation of preliminary data at the upcoming 3rd Annual RAS Targeted Drug Development Summit taking place September 21-23, 2021, and at a future major medical meeting as the data mature.

On June 17, 2021, we announced a publication in Molecular Cancer (Yan, C., Saleh, N., Yang, J. et al. Novel induction of CD40 expression by tumor cells with RAS/RAF/PI3K pathway inhibition augments response to checkpoint blockade. Mol Cancer 20, 85; 2021) demonstrating that rigosertib synergistically combined with CPI to improve tumor growth inhibition and survival in a murine melanoma model that did not respond to CPI alone. Rigosertib’s anti-cancer activity was due to its ability to reverse immunosuppressive tumor microenvironments. This pre-clinical data support the clinical evaluation of rigosertib in combination with checkpoint inhibitors. We anticipate, additional investigator initiated studies in RAS driven cancers in combination with PD-1 inhibitors, including in metastatic melanoma.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020	Change
Revenue	$57,000	$56,000	$1,000
Operating expenses:
General and administrative	2,850,000	2,594,000	(256,000)
Research and development	1,852,000	4,801,000	2,949,000
Total operating expenses	4,702,000	7,395,000	2,693,000
Loss from operations	(4,645,000)	(7,339,000)	2,694,000
Change in fair value of warrant liability	427,000	(56,000)	483,000
Other income (expense), net	(13,000)	—	(13,000)
Net loss	$(4,231,000)	$(7,395,000)	$3,164,000

Revenues

Revenues increased by $1,000, or 2%, for the three months ended June 30, 2021 when compared to the same period in 2020 because of a clinical supply credit from SymBio in the 2020 period.

General and administrative expenses

General and administrative expenses increased by $0.3 million, or 10%, to $2.9 million for the three months ended June 30, 2021 from $2.6 million for the three months ended June 30, 2020. The increase was attributable primarily to $0.8 million of expenses for investor relations, proxy solicitation, and fees related to our special meeting by proxy in the 2021 period, and also to $0.1 million higher insurance expenses. These increases were partially offset by $0.3 million lower commercialization expenses in the 2021 period.

The details of our general and administrative expenses are:

	Three Months Ended June 30,
	2021	2020
Professional & consulting fees	$423,000	$708,000
Stock based compensation	86,000	46,000
Personnel related	772,000	692,000
Commercial	—	359,000
Public company costs	1,324,000	550,000
Insurance & other	245,000	239,000
	$2,850,000	$2,594,000

Research and development expenses

Research and development expenses decreased by $2.9 million, or 61%, to $1.9 million for the three months ended June 30, 2021 from $4.8 million for the three months ended June 30, 2020. This decrease was caused primarily by $2.0 million lower clinical development and consulting expenses on the INSPIRE program in the 2021 period, and also by $0.7 million lower personnel and stock compensation expense during the 2021 period, following reductions in our workforce completed in the third and fourth quarter of 2020 and $0.2 million lower manufacturing and development expenses related to rigosertib.

The details of our research and development expenses are:

	Three Months Ended June 30,
	2021	2020
Preclinical & clinical development	$594,000	$2,002,000
Personnel related	296,000	993,000
Manufacturing, formulation & development	553,000	739,000
Stock based compensation	7,000	47,000
Consulting fees	402,000	1,020,000
	$1,852,000	$4,801,000

Change in fair value of warrant liability

The fair value of the warrant liability decreased $427,000 for the three months ended June 30, 2021, compared to an increase of $56,000 for the three months ended June 30, 2020. This change was caused by a decrease in the 2021 period of the fair market value of the warrants issued in our rights offering in 2016. These warrants expired in July 2021.

Other income (expense), net

Other income (expense), net, was a $13,000 loss for the three months ended June 30, 2021 and $0 for the three months ended June 30, 2020.  The change of $13,000 was due to $6,000 lower net interest income in the 2021 period and $7,000 higher foreign currency exchange losses in the 2021 period.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020	Change
Revenue	$113,000	$108,000	$5,000
Operating expenses:
General and administrative	5,067,000	4,401,000	(666,000)
Research and development	3,789,000	8,171,000	4,382,000
Total operating expenses	8,856,000	12,572,000	3,716,000
Loss from operations	(8,743,000)	(12,464,000)	3,721,000
Change in fair value of warrant liability	(209,000)	(119,000)	(90,000)
Other income (expense), net	6,000	96,000	(90,000)
Net loss	$(8,946,000)	$(12,487,000)	$3,541,000

Revenues

Revenues increased by $5,000, or 5%, for the six months ended June 30, 2021 when compared to the same period in 2020 because of a clinical supply credit from SymBio in the 2020 period.

General and administrative expenses

General and administrative expenses increased by $0.7 million, or 15%, to $5.1 million for the six months ended June 30, 2021 from $4.4 million for the six months ended June 30, 2020. The increase was attributable primarily to $1.1 million of expenses for investor relations, proxy solicitation, and fees related to our special meeting by proxy in the 2021 period, to $0.1 million higher personnel related costs, and also to $0.2 million higher insurance expenses. These increases were partially offset by $0.3 million lower professional and consulting fees, and $0.4 million of commercial expenses during the 2020 period.

The details of our general and administrative expenses are:

	Six Months Ended June 30,
	2021	2020
Professional & consulting fees	$941,000	$1,202,000
Stock based compensation	120,000	90,000
Personnel related	1,573,000	1,420,000
Commercial	—	423,000
Public company costs	1,855,000	738,000
Insurance & other	578,000	528,000
	$5,067,000	$4,401,000

Research and development expenses

Research and development expenses decreased by $4.4 million, or 54%, to $3.8 million for the six months ended June 30, 2021 from $8.2 million for the six months ended June 30, 2020. This decrease was caused primarily by $3.6 million lower clinical development and consulting expenses on the INSPIRE program in the 2021 period, and also by $0.8 million lower personnel and stock compensation expense during the 2021 period, following reductions in our workforce completed in the third and fourth quarter of 2020.

The details of our research and development expenses are:

	Six Months Ended June 30,
	2021	2020
Preclinical & clinical development	$1,160,000	$3,911,000
Personnel related	1,117,000	1,849,000
Manufacturing, formulation & development	708,000	799,000
Stock based compensation	16,000	94,000
Consulting fees	788,000	1,518,000
	$3,789,000	$8,171,000

Change in fair value of warrant liability

The fair value of the warrant liability increased $0.2 million for the six months ended June 30, 2021, compared to an increased of $0.1 million for the six months ended June 30, 2020. This change was caused by a larger increase in the 2021 period of the fair market value of the warrants issued in our rights offering in 2016.

Other income (expense), net

Other income (expense), net, was income of $6,000 for the three months ended June 30, 2021 and $96,000 for the six months ended June 30, 2020. The change of $90,000 was due to $103,000 lower net interest income in the 2021 period due to lower average cash balances, partially offset by $13,000 lower foreign currency exchange losses and other items in the 2021 period.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $8.9 million and $12.5 million for the six months ended June 30, 2021 and 2020, respectively. Our operating activities used $11.0 million and $11.8 million of net cash during the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, we had an accumulated deficit of $437.5 million, working capital of $36.7 million, and cash and cash equivalents of $43.7 million. We believe that our cash and cash equivalents as of June 30, 2021, will be sufficient to fund our operations and ongoing trials for more than eighteen months from the date of this filing.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(10,955,000)	$(11,844,000)
Investing activities	—	(15,000)
Financing activities	35,651,000	16,360,000
Effect of foreign currency translation	(12,000)	1,000
Net increase in cash and cash equivalents	$24,684,000	$4,502,000

Net cash used in operating activities

Net cash used in operating activities was $11.0 million for the six months ended June 30, 2021 and consisted primarily of a net loss of $8.9 million, including an increase in the fair value of warrant liability of $0.2 million, and $0.1 million of both noncash stock-based compensation and depreciation expense. Changes in operating assets and liabilities resulted in a net decrease in cash of $2.3 million. Significant changes in operating assets and liabilities included a decrease in prepaid expenses and other current assets of $0.3 million, a decrease in accounts payable and accrued liabilities of $2.5 million due to timing of invoices and payments to our vendors, and a decrease in deferred revenue of $0.1 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

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

Net cash used in investing activities

There was no cash used in investing activities during the six months ended June 30, 2021. Net cash used in investing activities was $15,000 related to computer equipment during the six months ended June 30, 2020.

Net cash provided by financing activities

Net cash provided by financing activities was $35.7 million and $16.4 million for the six months ended June 30, 2021 and 2020, respectively.  The net cash provided by financing activities in the 2021 period resulted from proceeds received from the sales of common stock and the exercise of warrants. The net cash provided by financing activities in the 2020 period of $16.4 million resulted from the sale of common stock and the exercise of warrants.

Operating and Capital Expenditure Requirements

We believe that our cash and cash equivalents of $43.7 million at June 30, 2021, will be sufficient to fund our operations and ongoing trials for more than eighteen months from the date of this filing. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any pending material legal proceedings and are not aware of any such proceedings contemplated by governmental authorities.

Item 1A. Risk Factors

The following risk factor should be read in conjunction with the “Risk Factors” previously disclosed in our annual report on Form 10-K filed with the SEC on March 18, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

The COVID-19 pandemic, including new variants that may be more contagious, could adversely impact our business, including our clinical trials, drug manufacturing and nonclinical activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1

Certificate of Amendment to the Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2021).

3.2

Certificate of Amendment to the Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 20, 2021).

10.1	Employment Agreement, dated June 14, 2021, by and between Onconova Therapeutics, Inc. and Mark Stephen Gelder,M.D.
10.2	Employment Agreement, dated March 9, 2021, by and between Onconova Therapeutics, Inc. and Abraham N. Oler
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.1	Section 1350 Certifications of Principal Executive Officer
32.2	Section 1350 Certifications of Principal Financial Officer

101.INS	XBRL Instance – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCONOVA THERAPEUTICS, INC.

Dated: August 16, 2021

/s/ STEVEN M. FRUCMTMAN, M. D.
Steven M. Fruchtman, M.D.
President and Chief Executive Officer
(Principal Executive and Principal Operating Officer)

Dated: August 16, 2021

/s/ MARK GUERIN
Mark Guerin
Chief Financial Officer
(Principal Financial Officer)