Form 10-Q
period 2021-09-30
Onconova Therapeutics, Inc.
filed 2021-11-15
CIK 1130598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of November 1, 2021 was 20,890,563.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	ONTX	The Nasdaq Stock Market LLC

ONCONOVA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

All common stock, equity, share and per share amounts have been retroactively adjusted to reflect a one-for-fifteen reverse stock split which was effective May 20, 2021.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Onconova Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$59,378,000	$19,025,000
Receivables	29,000	37,000
Prepaid expenses and other current assets	529,000	722,000
Total current assets	59,936,000	19,784,000
Property and equipment, net	42,000	52,000
Other non-current assets	12,000	150,000
Total assets	$59,990,000	$19,986,000
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,050,000	$4,833,000
Accrued expenses and other current liabilities	2,749,000	4,962,000
Deferred revenue	226,000	226,000
Total current liabilities	7,025,000	10,021,000
Warrant liability	—	321,000
Deferred revenue, non-current	3,299,000	3,469,000
Total liabilities	10,324,000	13,811,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized at September 30, 2021 and December 31, 2020, none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 125,000,000 and 250,000,000 authorized at September 30, 2021 and December 31, 2020, 20,890,563 and 12,396,219 shares issued and outstanding at September 30, 2021 and December 31, 2020	209,000	124,000
Additional paid in capital	490,418,000	434,593,000
Accumulated deficit	(440,955,000)	(428,556,000)
Accumulated other comprehensive income	(6,000)	14,000
Total stockholders’ equity	49,666,000	6,175,000

Total liabilities and stockholders’ equity	$59,990,000	$19,986,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$57,000	$66,000	$170,000	$174,000
Operating expenses:
General and administrative	2,284,000	2,147,000	7,351,000	6,548,000
Research and development	1,763,000	4,193,000	5,552,000	12,364,000
Total operating expenses	4,047,000	6,340,000	12,903,000	18,912,000
Loss from operations	(3,990,000)	(6,274,000)	(12,733,000)	(18,738,000)
Change in fair value of warrant liability	530,000	56,000	321,000	(63,000)
Other income (loss), net	7,000	(23,000)	13,000	73,000
Net loss	$(3,453,000)	$(6,241,000)	$(12,399,000)	$(18,728,000)
Net loss per share, basic and diluted	$(0.22)	$(0.52)	$(0.80)	$(1.65)
Basic and diluted weighted average shares outstanding	15,979,180	12,058,508	15,463,720	11,353,169

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(3,453,000)	$(6,241,000)	$(12,399,000)	$(18,728,000)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	(8,000)	15,000	(20,000)	16,000
Other comprehensive (loss) income, net of tax	(8,000)	15,000	(20,000)	16,000
Comprehensive loss	$(3,461,000)	$(6,226,000)	$(12,419,000)	$(18,712,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)

	Three Month Periods Ended September 30, 2021 and 2020
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	deficit	(loss) income	Total
Balance at June 30, 2021	15,781,040	$158,000	$470,335,000	$(437,502,000)	$2,000	$32,993,000
Net loss	—	—	—	(3,453,000)	—	(3,453,000)
Other comprehensive loss	—	—	—	—	(8,000)	(8,000)
Stock-based compensation	—	—	190,000	—	—	190,000
Issuance of common stock, net	5,109,523	51,000	19,893,000	—	—	19,944,000
Balance at September 30, 2021	20,890,563	$209,000	$490,418,000	$(440,955,000)	$(6,000)	$49,666,000

Balance at June 30, 2020	11,611,830	$116,000	$431,420,000	$(415,886,000)	$(17,000)	$15,633,000
Net loss	—	—	—	(6,241,000)	—	(6,241,000)
Other comprehensive loss	—	—	—	—	15,000	15,000
Stock-based compensation	—	—	90,000	—	—	90,000
Issuance of common stock upon exercise of warrants	691,389	7,000	2,711,000	—	—	2,718,000
Balance at September 30, 2020	12,303,219	$123,000	$434,221,000	$(422,127,000)	$(2,000)	$12,215,000

	Nine Month Periods Ended September 30, 2021 and 2020
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	deficit	income (loss)	Total
Balance at December 31, 2020	12,396,219	$124,000	$434,593,000	$(428,556,000)	$14,000	$6,175,000
Net loss	—	—	—	(12,399,000)	—	(12,399,000)
Other comprehensive income	—	—	—	—	(20,000)	(20,000)
Exercise of stock options	4,642	—	24,000	—	—	24,000
Stock-based compensation	—	—	315,000	—	—	315,000
Shares issued in connection with reverse stock split	104	—	—	—	—	—
Issuance of common stock, net	8,329,598	83,000	55,008,000	—	—	55,091,000
Issuance of common stock upon exercise of warrants	160,000	2,000	478,000	—	—	480,000
Balance at September 30, 2021	20,890,563	$209,000	$490,418,000	$(440,955,000)	$(6,000)	$49,666,000

Balance at December 31, 2019	7,411,157	$74,000	$414,917,000	$(403,399,000)	$(18,000)	$11,574,000
Net loss	—	—	—	(18,728,000)	—	(18,728,000)
Other comprehensive loss	—	—	—	—	16,000	16,000
Stock-based compensation	—	—	275,000	—	—	275,000
Issuance of common stock, net	1,844,168	18,000	9,044,000	—	—	9,062,000
Issuance of common stock upon exercise of warrants	2,964,560	30,000	9,985,000	—	—	10,015,000
Issuance of common stock upon exercise of pre-funded warrants	83,334	1,000	—	—	—	1,000
Balance at September 30, 2020	12,303,219	$123,000	$434,221,000	$(422,127,000)	$(2,000)	$12,215,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(12,399,000)	$(18,728,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,000	9,000
Change in fair value of warrant liabilities	(321,000)	63,000
Stock compensation expense	315,000	275,000
Changes in assets and liabilities:
Receivables	8,000	52,000
Prepaid expenses and other current assets	193,000	(107,000)
Other assets	138,000	—
Accounts payable	(783,000)	1,454,000
Accrued expenses and other current liabilities	(2,213,000)	(456,000)
Deferred revenue	(170,000)	(169,000)
Net cash used in operating activities	(15,222,000)	(17,607,000)

Investing activities:
Payments for purchase of property and equipment	—	(15,000)
Net cash used in investing activities	—	(15,000)

Financing activities:
Proceeds from the sale of common stock and warrants, net of costs	55,091,000	9,062,000
Proceeds from the exercise of warrants	480,000	10,016,000
Proceeds from the exercise of stock options	24,000	—
Net cash provided by financing activities	55,595,000	19,078,000
Effect of foreign currency translation on cash	(20,000)	16,000
Net increase in cash and cash equivalents	40,353,000	1,472,000
Cash and cash equivalents at beginning of period	19,025,000	22,726,000
Cash and cash equivalents at end of period	$59,378,000	$24,198,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

The Company

Onconova Therapeutics, Inc. (the “Company”) was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company’s headquarters are located in Newtown, Pennsylvania. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing novel products for patients with cancer. The Company has proprietary targeted anti-cancer agents designed to disrupt specific cellular pathways that are important for cancer cell proliferation. The Company believes that the product candidates in its pipeline have the potential to be efficacious in a variety of cancers with unmet medical need. The Company has the following two clinical-stage programs: 1. narazaciclib (ON 123300), a multi-kinase inhibitor in solid tumors; and 2. oral rigosertib alone or in combination with PD-1 inhibitors for treatment of KRAS-mutated solid tumors. During 2012, Onconova Europe GmbH was established as a wholly owned subsidiary of the Company for the purpose of further developing business in Europe.

The Company has entered into several license and collaboration agreements. In 2011, the Company entered into a license agreement, as subsequently amended, with SymBio Pharmaceuticals Limited (“SymBio”), which grants SymBio certain rights to commercialize rigosertib in Japan and Korea. In December 2017, the Company entered into a license and collaboration agreement with HanX Biopharmaceuticals, Inc. (“HanX”) for the further development, registration and commercialization of narazaciclib in greater China. Narazaciclib is a preclinical compound which the Company believes has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. Under the terms of the agreement, the Company received an upfront payment, and will receive regulatory and commercial milestone payments, as well as royalties on Chinese sales. The key feature of the collaboration is that HanX provides all funding required for Chinese IND enabling studies performed for Chinese Food and Drug Administration IND approval, which was received in January 2020. The Company and HanX also intended for these studies to comply with the FDA standards for IND approval. Accordingly, such studies were used by the Company for an IND filing with the US FDA in November 2020. The FDA Study May Proceed letter was issued in December 2020. The Company maintains global rights outside of China. On March 2, 2018, the Company entered into a License, Development and Commercialization Agreement (the “Pint License Agreement”) with Pint International SA (which, together with its affiliate Pint Pharma GmbH, are collectively referred to as “Pint”). Under the terms of the agreement, the Company granted Pint an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how, to develop and commercialize any pharmaceutical product containing rigosertib in all uses of rigosertib in certain Latin American countries. In May 2019, the Company entered into a License and Collaboration Agreement (the “HanX License Agreement”) with HanX. Under the terms of the HanX License Agreement, the Company granted HanX an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how, to develop and commercialize any pharmaceutical product (the “HanX Product”) containing rigosertib in all uses of rigosertib or the HanX Product in human therapeutic uses in the People’s Republic of China, Hong Kong, Macau and Taiwan (the “HanX Territory”). In connection with the HanX License Agreement, the Company also entered into a Securities Purchase Agreement with each of HanX and Abundant New Investments Ltd. (“Abundant”), an affiliate of HanX (each, a “Securities Purchase Agreement” and together, the “Securities Purchase Agreements”). HanX did not fulfill its obligations under the HanX License Agreement and in January 2020, in accordance with the terms of the HanX License Agreement, the HanX License Agreement was deemed to be void ab initio. Upon this termination, the rights to HanX Product in the HanX Territory reverted to the Company in accordance with the terms of the HanX License Agreement. In addition, the Securities Purchase Agreements terminated automatically effective upon the termination of the HanX License Agreement in accordance with the Securities Purchase Agreements. In November 2019, the Company entered into a Distribution, License and Supply Agreement (the “Knight License Agreement”) with Knight Therapeutics Inc. (“Knight”). Under the terms of the Knight License Agreement, the Company granted Knight (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how, to develop and manufacture any product (the “Knight Licensed Product”) containing rigosertib for Canada (and Israel, should Knight exercise its option as set forth in the Knight License Agreement) (the “Knight Territory”) and in human uses (the

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

“Field”), and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how, to commercialize the Knight Licensed Product in the Knight Territory and in the Field. Knight has also agreed to obtain from the Company all of its requirements of the Knight Licensed Products for the Knight Territory, and the Company has agreed to supply Knight with all of its requirements of the Knight Licensed Products. In December 2019, the Company entered into a Distribution, License and Supply Agreement (the “STA License Agreement”) with Specialised Therapeutics Asia Pte. Ltd. (“STA”). Under the terms of the STA License Agreement, the Company granted STA (i) a non-exclusive, royalty -bearing license, with the right to sublicense, under certain Company patent rights and know-how, to develop and manufacture any product (the “STA Licensed Product”) containing rigosertib for Australia and New Zealand (the “STA Territory”) and in human uses (the “Field”), and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know- how, to commercialize the STA Licensed Product in the STA Territory and in the Field. STA has also agreed to obtain from the Company all of its requirements of the STA Licensed Products for the STA Territory, and the Company has agreed to supply STA with all of its requirements of the STA Licensed Products.

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

Liquidity

The Company has incurred recurring operating losses since inception. For the nine months ended September 30, 2021, the Company incurred a net loss of $12,399,000 and as of September 30, 2021 the Company had generated an accumulated deficit of $440,955,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At September 30, 2021, the Company had cash and cash equivalents of $59,378,000. The Company will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy.

On January 11, 2021, the Company closed on an offering of common stock. The Company issued 1,303,408 shares of common stock and net proceeds were approximately $8.5 million. On February 16, 2021, the Company closed on an offering of common stock. The Company issued 1,916,667 shares of common stock and net proceeds were approximately $26.7 million. On September 28, 2021, the Company closed on an offering of common stock. The Company issued 5,000,000 shares of common stock and net proceeds were approximately $19.5 million.

On August 20, 2021, the Company entered into an at-the-market equity distribution agreement for the sale of up to $25.0 million of common stock. Through September 30, 2021, the Company sold 109,523 shares under the agreement at a weighted average price of $5.32 per share. Net proceeds after commissions and offering expenses were approximately $0.5 million.

Following the unsuccessful conclusion of the INSPIRE trial, the Company has taken steps to reduce its cash expenditures. From September 2020 to December 2020, the Company implemented a workforce reduction of employees in research and development who were primarily focused on preparing the NDA for the use of rigosertib in higher risk MDS. In total, 10 employees were terminated, representing approximately 43% of the Company’s workforce. A severance related charge of approximately $1,207,000, which includes a non-cash charge of approximately $29,000 related to the accelerated vesting of outstanding stock options, was recorded in the year ended December 31, 2020. The accrued severance balance was included in accrued expenses and other liabilities on the balance sheet. It was paid in

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

periodic amounts through September 2021. On October 30, 2020, the Company notified its landlord of its intention to not renew its office space lease. The lease expired in February 2021 and was modified to a month-to-month lease for a portion of the space. The lease terminated in June 2021 and the Company has relocated to temporary office space with all employees working remotely.

The Company has and may continue to delay, scale-back, or eliminate certain of its research and development activities and other aspects of its operations until such time as the Company is successful in securing additional funding. The Company is exploring various dilutive and non-dilutive sources of funding, including equity financings, strategic alliances, business development and other sources. The future success of the Company is dependent upon its ability to obtain additional funding. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. The Company believes that its cash and cash equivalents will be sufficient to fund its ongoing trials and business operations for more than twelve months from the date of this filing.

COVID-19

While the Company is not aware of a material impact from the novel coronavirus disease (“COVID-19”) pandemic through September 30, 2021, the full extent to which COVID-19 will directly or indirectly impact the Company’s business, results of operations and financial condition, including manufacturing, clinical trials and research and development costs, depends on future developments that are highly uncertain at this time.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the consolidated statements of stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021, the results of its operations for the three and nine months ended September 30, 2021 and 2020, and its cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are unaudited. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K filed with the SEC on March 18, 2021.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

3. Revenue

The Company’s revenue during the three and nine months ended September 30, 2021 and 2020 was from its license and collaboration agreement with SymBio.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Symbio
Upfront license fee recognition over time	$57,000	$56,000	$170,000	$169,000
Supplies	—	10,000	—	5,000

	$57,000	$66,000	$170,000	$174,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Deferred revenue is as follows:

Symbio
Upfront Payment
Deferred balance at December 31, 2020	$3,695,000
Recognition to revenue	170,000

Deferred balance at September 30, 2021	$3,525,000

4. Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at September 30, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive (reflects the number of common shares as if the dilutive securities had been converted to common stock):

	September 30,
	2021	2020
Warrants	496,586	766,091
Stock options	438,006	66,933
	934,592	833,024

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

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the nine months ended September 30, 2021 is as follows:

				Balance				Balance
		Exercise	Expiration	December 31,	Warrants	Warrants	Warrants	September 30,
Description	Classification	Price	Date	2020	Issued	Exercised	Expired	2021
Non-tradable warrants	Liability	$2,587.50	July 2021	430	—	—	(430)	—
Tradable warrants	Liability	$1,107.00	July 2021	14,187	—	—	(14,187)	—
Non-tradable pre-funded warrants	Equity	$2.25	July 2023	26	—	—	—	26
Non-tradable warrants	Equity	$24.00	December 2022	26,189	—	—	—	26,189
Non-tradable warrants	Equity	$211.50	March 2021	333	—	—	(333)	—
Non-tradable warrants	Equity	$317.25	March 2021	556	—	—	(556)	—
Non-tradable warrants	Equity	$116.8425	June 2021	1,000	—	—	(1,000)	—
Non-tradable pre-funded warrants	Equity	$2.25	none	3,522	—	—	—	3,522
Non-tradable warrants	Equity	$24.00	December 2022	120,407	—	—	—	120,407
Non-tradable pre-funded warrants	Equity	$2.25	none	4,974	—	—	—	4,974
Non-tradable warrants	Equity	$30.00	September 2023	7,306	—	—	—	7,306
Non-tradable warrants	Equity	$3.00	November 2024	409,500	—	(160,000)	—	249,500
Non-tradable warrants	Equity	$6.54375	December 2024	16,953	—	—	—	16,953
Non-tradable warrants	Equity	$6.75450	December 2024	46,263	—	—	—	46,263
Non-tradable warrants	Equity	$6.77850	December 2023	29,968	—	—	—	29,968
				681,614	—	(160,000)	(16,506)	505,108

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Detail

Prepaid expenses and other current assets:

	September 30,	December 31,
	2021	2020
Research and development	$22,000	$189,000
Manufacturing	158,000	90,000
Insurance	252,000	263,000
Other	97,000	180,000
	$529,000	$722,000

Property and equipment:

	September 30,	December 31,
	2021	2020
Property and equipment	$70,000	$70,000
Accumulated depreciation	(28,000)	(18,000)
	$42,000	$52,000

Accrued expenses and other current liabilities:

	September 30,	December 31,
	2021	2020
Research and development	$1,750,000	$2,541,000
Employee compensation	888,000	2,239,000
Professional fees	111,000	182,000
	$2,749,000	$4,962,000

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

On January 5, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional investor providing for the issuance and sale by the Company of 861 shares of Common Stock, at a purchase price of $2,137.50 per share and warrants to purchase up to 430 shares of Common Stock (the “Warrants”) for aggregate gross proceeds of $1,840,000. The Company classified the warrants as a liability (see Note 5). The estimated fair value using the Black-Scholes pricing model was approximately $0 at September 30, 2021 and December 31, 2020. These warrants expired in July 2021.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

On July 29, 2016 the Company closed on a Rights Offering, issuing 16,000 shares of Common Stock, 14,187 Tradable Warrants and 2,918 Pre-Funded Warrants. The Tradable Warrants were exercisable for a period of five years for one share of Common Stock at an exercise price of $1,107 per share. The Company classified the Tradable Warrants as a liability (see Note 5). The Tradable Warrants were listed on the Nasdaq Capital Market. The Company determined that an active and orderly market for the Tradable Warrants developed and that the Nasdaq Capital Market price was the best indicator of fair value of the warrant liability. The quoted market price was used to determine the fair value at December 31, 2020. These warrants expired in July 2021.

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	Fair Value Measurement as of:
	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance
Tradable warrants liability	$—	$—	$—	$—	$321,000	$—	$—	$321,000
Non-tradable warrants liability	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$321,000	$—	$—	$321,000

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

The 2021 Incentive Compensation Plan (the “2021 Plan”) was unanimously approved by the Company’s shareholders on July 30, 2021. Upon stockholders’ approval of the 2021 Plan, no further awards will be made under the amended 2018 Plan. Under the 2021 Plan, the Company may grant incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors and consultants, and advisors. The maximum aggregate number of shares of the Company’s common stock that may be issued under the 2021 Plan is 1,300,000. At September 30, 2021, there were 917,094 shares available for future issuance.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Company recognized stock-based compensation expense related to stock options and restricted stock units as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative	$153,000	$51,000	$270,000	$142,000
Research and development	29,000	39,000	45,000	133,000
	$182,000	$90,000	$315,000	$275,000

A summary of stock option activity for the nine months ended September 30, 2021 is as follows:

		Options Outstanding
				Weighted
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available	Number	Exercise	Contractual	Intrinsic
	for Grant	of Shares	Price	Term (in years)	Value
Balance, December 31, 2020	12,339	57,939	$368.10	8.38	$—
Authorized	1,300,000	—
Granted	(398,575)	398,575	$5.29	9.83	—
Exercised	—	(4,642)	$4.65	8.47	$21,636
Forfeitures	3,330	(13,866)	$940.63	7.11
Balance, September 30, 2021	917,094	438,006	$21.55	9.65	$—
Vested or expected to vest, September 30, 2021		420,868	$21.55	9.65	$—
Exercisable at September 30, 2021		24,261	$297.34	7.62	$—

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options at the grant date. The Black-Scholes model requires the Company to make certain estimates and assumptions, assumptions related to the expected price volatility of the Common Stock, the period during which the options will be outstanding, the rate of return on risk-free investments and the expected dividend yield for the Company’s stock.

As of September 30, 2021, there was $1,897,000 of unrecognized compensation expense related to the unvested stock options which is expected to be recognized over a weighted-average period of approximately 2.24 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

	Nine months ended September 30,
	2021		2020
Risk-free interest rate	0.89%		0.44%
Expected volatility	133.83%		106.38%
Expected term	5.93	years	6.00	years
Expected dividend yield	0%		0%
Weighted average grant date fair value	$4.59		$3.75

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

On August 2, 2021, the compensation committee of the board of directors approved restricted stock unit grants to the Company’s employees (“2021 RSU”). An aggregate of 104,700 service-based RSUs were issued at a grant date fair value of $5.19. The 2021 RSU awards will be settled in stock, vest 33% on each of the the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. The 2021 RSU awards were granted under the 2021 Plan. There were no vesting events, expirations, forfeitures, or cancelations of the 2021 RSUs during the period. At September 30, 2021, the unrecognized compensation cost related to unvested service-based RSUs was $513,000, which will be recognized over the remaining service period. During the nine months ended September 30, 2021, the Company recognized $30,000 of stock-based compensation expense related to the 2021 RSUs, which is included in additional paid-in capital.

Grants of PSUs and SARs

On July 9, 2020, the compensation committee of the board of directors and the board approved a cash bonus program of cash-settled stock appreciation right (“2020 SAR”) awards and cash-settled performance stock unit (“2020 PSU”) awards to the Company’s employees. An aggregate of 2020 SAR awards with respect to 256,713 shares of common stock and 2020 PSU awards with respect to 124,220 shares of common stock were granted to the Company’s employees. The 2020 SAR awards will be settled in cash, vest 33% on the first anniversary of the date of grant, and the remaining 67% monthly over the next 24 months, have a per-share base amount of $8.40, which was the closing sales price of a share of the Company’s common stock on the grant date, and are in all cases subject to the terms and conditions of the Company’s form of SAR award agreement. The 2020 SAR awards are cash-settled and were granted outside of the 2018 Plan and the 2021 Plan.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The 2020 PSU awards vest 50% upon the submission of a new drug application (“NDA”) to the U.S. FDA for rigosertib in higher-risk myelodysplastic syndromes (“HR-MDS”) and 50% upon U.S. FDA approval of rigosertib for HR-MDS. The 2020 PSU awards have a maximum value of $21.60 per share. The maximum price per share is the per-share value based on the Company’s market capitalization at $250 million and the Company’s outstanding shares of common stock, which was 11,611,829 shares on July 9, 2020. In all cases, the 2020 PSU awards are subject to the terms and conditions of the Company’s form of PSU award agreement. The 2020 PSU awards are cash-settled and were granted outside of the 2018 Plan and the 2021 Plan.

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

On February 17, 2021, the compensation committee of the board of directors and the board approved a cash bonus program of cash-settled stock appreciation right (“2021 SAR”) awards and cash-settled performance stock unit (“2021 PSU”) awards to the Company’s employees. An aggregate of 2021 SAR awards with respect to 100,000 shares of common stock and 2021 PSU awards with respect to 100,000 shares of common stock were granted to the Company’s employees. The 2021 SAR awards will be settled in cash, vest 33% on the first anniversary of the date of grant, and the remaining 67% monthly over the next 24 months, have a per-share base amount of $22.65, which was the closing sales price of a share of the Company’s common stock on the grant date, and are in all cases subject to the terms and conditions of the Company’s form of SAR award agreement. Each SAR subject to a 2021 SAR award represents the right to a cash payment equal to the excess, if any, of (i) the fair market value of each underlying share of the Company’s common stock, determined on the date of exercise of the 2021 SAR minus (ii) the base amount. Pursuant to the terms of the 2021 SAR awards, in no event may the cash payment for each SAR exceed $15.45, which is the maximum price per share of $38.10, minus the base amount of $22.65, subject to adjustment in accordance with the terms of the Stock Appreciation Right Award Agreement. The maximum price per share is the per-share value based on the Company’s market capitalization at $600 million and the Company’s outstanding shares of common stock, which was 15,767,492 shares on February 17, 2021. The 2021 SAR awards are cash-settled and were granted outside of the 2018 Plan and the 2021 Plan.

The 2021 PSU awards vest 20% upon the initiation of a new clinical program with an in-licensed compound, 20% for reaching the recommended Phase 2 dose for any compound, 20% for the first patient enrolled in the expansion cohort of the Phase 1 ON123300 clinical trial, 20% for the first patient enrolled in a registrational study for any compound, and 20% for the topline data of a registrational study for any compound. The 2021 PSU awards have a maximum value of $38.10 per share. The maximum price per share is the per-share value based on the Company’s approximate market capitalization at $600 million and the Company’s outstanding shares of common stock, which was 15,767,492 shares on February 17, 2021. In all cases, the 2021 PSU awards are subject to the terms and conditions of

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

the Company’s form of PSU award agreement. The 2021 PSU awards are cash-settled and were granted outside of the 2018 Plan and the 2021 Plan.

The fair value of the 2021 SARs granted has been estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Nine months ended
September 30, 2021
Risk-free interest rate	0.95%
Expected volatility	129.79%
Expected term	6.5 years
Expected dividend yield	0%
Weighted average grant date fair value	$0.62

During the nine months ended September 30, 2021, the Company recognized $528,000 of compensation expense related to the SARs and PSUs. Included in compensation expense related to SARs is $442,000 of expense resulting from the exercise of 2020 SARs during February 2021. As of September 30, 2021, the SARs and PSUs liability was $86,000 and is included in accrued expenses. As of September 30, 2021, there was $28,000 of unrecognized compensation cost related to the 2020 SARs and PSUs and $350,000 of unrecognized compensation cost related to the 2021 SARs and PSUs.

9. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through September 30, 2021 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

10. Related-Party Transactions

The Company entered into a research agreement, as subsequently amended, with the Mount Sinai School of Medicine (“Mount Sinai”), with which a former member of its board of directors and a stockholder is affiliated. The agreement expired in June 2020 and was not renewed. The board member left the Company’s board in August 2020. Mount Sinai is undertaking research on behalf of the Company on the terms set forth in the agreements. Mount Sinai, in connection with the Company, will prepare applications for patents generated from the research. Results from all projects will belong exclusively to Mount Sinai, but the Company will have an exclusive option to license any inventions. Payments to Mount Sinai under this research agreement for both the three months ended September 30, 2021 and 2020 were $0, and for the nine months ended September 30, 2021 and 2020 were $0 and $201,000, respectively. At both September 30, 2021 and December 31, 2020, the Company had $77,000 payable to Mount Sinai under this agreement.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

February 10, 2021 Offering

On February 10, 2021, the Company entered into an underwriting agreement with Guggenheim Securities, LLC, as representative of several underwriters, for the public offering of 1,666,667 shares of the Company’s common stock, at a public offering price of $15.00 per share. Under the terms of the underwriting agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 250,000 shares of common stock at the same price. The option was exercised prior to closing.

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

August 20, 2021

On August 20, 2021, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler”) under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock, with aggregate gross sales proceeds of up to $25.0 million through an “at the market” equity offering program under which Piper Sandler is the sales agent.

Under the Equity Distribution Agreement, the Company has the right to set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Sandler may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made through The Nasdaq Capital Market or any other trading market for our common stock. The Equity Distribution Agreement provides that Piper Sandler is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Piper Sandler under the Equity Distribution Agreement. The Company has no obligation to sell any shares under the Equity Distribution Agreement, and may at any time suspend solicitation and offers under the Equity Distribution Agreement. Through September 30, 2021, the Company sold 109,523 shares under the agreement at a weighted average price of $5.32 per share. Net proceeds after commissions and offering expenses were approximately $0.5 million.

The shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-237844). The Company filed a prospectus supplement, dated August 20, 2021 with the Securities and Exchange Commission in connection with the offer and sale of the shares pursuant to the Equity Distribution Agreement.

September 23, 2021 Offering

On September 23, 2021, the Company entered into an underwriting agreement with Guggenheim Securities, LLC, as representative of several underwriters, for the public offering of 5,000,000 shares of the Company’s common stock, at a public offering price of $4.20 per share. Under the terms of the underwriting agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 750,000 shares of common stock at the same price. The option was not exercised.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In connection with the offering, the Company paid the underwriters a cash fee equal to 6% of the gross proceeds in the offering and $100,000 in legal fees and expenses.

The net proceeds to the Company from the offering, including exercise of the underwriters’ option, were approximately $19.5 million, after deducting fees and estimated offering expenses payable by the Company.

The offering was made pursuant to a registration statement (No. 333-237844) on Form S-3, which was initially filed by the Company with the SEC on April 24, 2020, amended on Form S-3/A that was filed with the SEC on May 15, 2020, and was declared effective by the SEC on May 18, 2020. The offering closed on September 28, 2021.

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

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

●our need for additional financing for our clinical-stage programs, continued product development and other operations, and our ability to obtain sufficient funds on acceptable terms when needed, and our plans and future needs to scale back operations if adequate financing is not obtained;

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing novel products for patients with cancer. We have proprietary targeted anti-cancer agents designed to disrupt specific cellular pathways that are important for cancer cell proliferation. We believe that the product candidates in our pipeline have the potential to be efficacious in a variety of cancers with unmet medical need. We have the following two clinical-stage programs: 1. narazaciclib (ON 123300), a multi-kinase inhibitor in solid tumors; and 2. rigosertib administered alone or in combination with PD-1 inhibitors for treatment of solid tumors. We are currently evaluating potential compounds for in-licensing opportunities.

Our net losses were $12.4 million and $18.7 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $441.0 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met. As of September 30, 2021, we had $59.4 million in cash and cash equivalents.

On January 12, 2021, we closed on an offering of common stock. We issued 1,303,408 shares of common stock. Net proceeds were approximately $8.5 million.

On February 16, 2021, we closed on an offering of common stock. We issued 1,916,667 shares of common stock. Net proceeds were approximately $26.7 million.

On August 20, 2021, we entered into an at-the-market equity distribution agreement for the sale of up to $25.0 million of common stock. Through September 30, 2021, we sold 109,523 shares under the agreement at a weighted average price of $5.32 per share. Net proceeds after commissions and offering expenses were approximately $0.5 million.

On September 28, 2021, we closed on an offering of common stock. We issued 5,000,000 shares of common stock. Net proceeds were approximately $19.5 million.

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

We believe that our cash and cash equivalents of $59.4 million, at September 30, 2021, will be sufficient to fund our operations and ongoing trials for more than two years from the date of this filing. We do not have a recurring source of revenue to fund our operations and will need to raise additional funds to continue to develop and apply for regulatory approval for our drug candidates.

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

Product Candidates / Compounds

Narazaciclib (ON 123300) — Differentiated Multi-Kinase Inhibitor Targeting CDK4/6

We believe based on data from preclinical studies, that narazaciclib has the potential to overcome the limitations of the current generation of approved cyclin dependent kinase (CDK 4/6) inhibitors. Pursuant to a license agreement with Temple University dated January 1, 1999 as amended March 21, 2013, we licensed compounds including narazaciclib from Temple University. Narazaciclib is a novel multi-kinase inhibitor that targets both CDK4/6 as well as other tyrosine kinases believed to drive tumor proliferation, tumor cell survival and metastasis. The below table depicts the half-maximal in vitro inhibitory concentration (IC50) of narazaciclib and palbociclib, which is a quantitative measure indicating the concentration of each drug needed to inhibit these listed kinases by 50%.

	NARAZACICLIB	PALBOCICLIB
Kinase	IC50 (nM)	IC50 (nM)
CDK 4/cyclin D1	3.87	5.36
CDK 6/cyclin D1	9.82	3.76
ARK 5	4.95	>5,000.00
FLT3	12.22	>10,000.00
FYN	11.09	>10,000.00
FMS	10.00	>10,000.00
PDGFRβ	26.00	>10,000.00
FGFR1	26.00	>10,000.00
ABL	53.32	>10,000.00
PI3K-δ	144.00	>10,000.00

-	Narazaciclib Investigator Brochure v1.

One such tyrosine kinase ARK5, also known as NUAK1, is involved in a number of survival pathways such as regulating AKT dependent cell survival, cell metabolism through c-MYC activity, tumor cell survival under oxidative stress and tumor cell migration (Faisal, 2020, Lui, 2012, Port, 2018). The combination of CDK and ARK5 inhibitors in the same molecular entity is proposed to have a differentiated effect on cancer cells by simultaneously inhibiting both cell cycle (cytostatic) and cellular metabolism (cytotoxic) pathways through CDK and ARK5, respectively. We and our partner, HanX Biopharmaceuticals, Inc. (“HanX”), have recently initiated clinical studies to begin evaluating whether these findings from preclinical studies may translate to clinical activity or clinical benefit in cancer patients.

In certain in vitro models, the kinase inhibitory profile of narazaciclib had high activity against CDK4, CDK6, ARK5, c-fms, PDGFRß and PI3K-δ, all of which are associated with the growth, survival and metastasis of human tumor cells (Reddy, 2014). In an in vitro investigation of narazaciclib against a broad spectrum of human tumor cell lines, narazaciclib displayed potent antiproliferative activity, with 50% growth inhibitory concentrations (GI50) ranging from 0.02 µM to 1.5 µM. In these in vitro models, narazaciclib exhibited a broad range of activity against a wide spectrum of cell lines of both hematological origin (lymphoma, leukemia and myeloma) as well as solid tumors derived from multiple organ sites. Studies on drug-resistant human tumor cell lines suggested that narazaciclib is not a multidrug resistance gene (mdr1) substrate and may be active against drug-resistant tumor cell lines (IBv.1 2020; Reddy, 2014). The activity of narazaciclib does not appear to be affected by the overexpression of MDR-1 and induced apoptosis in both ibrutinib-sensitive and ibrutinib-resistant patient derived cells (Divakar, 2016). The ability of narazaciclib to inhibit the CDK4/6/RB1 pathway has also been shown in pre-clinical testing of mantle cell lymphoma (Divakar, 2016), multiple myeloma (Perumal, 2016), various breast cancer subtypes (Reddy 2014) and colorectal cancer (IBv.1 2020).

The effectiveness of first-generation non-selective CDK inhibitors (Selicilib/roscovitine and Alvocidib/ flavopiridol) in early trials was limited due to toxicities (Blachly 2013). Second-generation compounds (palbociclib and ribociclib) specifically inhibit CDK4 and 6, thereby inhibiting retinoblastoma (RB) protein phosphorylation. Abemaciclib is a multikinase CDK4/6 inhibitor with low nano molar activity against CDK4/6. The second generation CDK4/6 inhibitors have substantially improved clinical outcomes for patients with hormonal-receptor (HR) positive metastatic breast cancer (Hortobagyi 2018, Sledge 2017, Finn 2016). Several CDK4/6 inhibitors (palbociclib, ribociclib and abemaciclib) have been approved and are now standard of care either alone (abemaciclib) or in combination with anti-estrogen therapy for patients with HR-positive, HER2-negative metastatic breast cancer. Another CDK4/6 inhibitor has recently been approved, trilaciclib, in the supportive care space, for the prevention of myelosuppression following chemotherapy.

In December 2017, we entered into a license and collaboration agreement with HanX, a company focused on development of novel oncology products, for the further development, registration and commercialization in China of narazaciclib. Under the terms of the agreement, we received an upfront payment, and will receive regulatory and commercial milestone payments, as well as royalties on any future Chinese sales if the drug is approved. The key feature of the 2017 collaboration was that HanX provided all funding required for the Chinese Investigational New Drug Application (a “IND”) thereby enabling the studies necessary in order to seek IND approval by the National Medical Products Administration (Chinese FDA). In the fourth quarter of 2019, HanX filed an IND with the Chinese FDA which was approved on January 6, 2020. We and HanX also intended for these studies underlying the Chinese IND approval, to meet the US Food and Drug Administration (“FDA”) standards for IND approval. Accordingly, such studies were used by us for an IND filing with the US FDA. In September 2020, a Phase 1 Study with narazaciclib in cancer patients was initiated in China. We maintain global rights to the study and study data outside of China.

Our IND submission to the US FDA was submitted in November 2020 and the FDA Study May Proceed letter was issued in December 2020. Enrollment into the US phase 1 study commenced in May 2021. Enrollment in the first cohort of the Phase 1 solid tumor study of narazaciclib is complete with no dose limiting toxicities (DLT’s) observed. The second cohort is currently ongoing. The study will assess the safety, tolerability and pharmacokinetics of narazaciclib administered orally at increasing doses starting at 40 mg daily for consecutive 28-day cycles in patients (n=36) with relapsed/refractory advanced cancer.

In partnership with HanX, a complementary Phase 1 study for patients with advanced relapsed/refractory cancer has been initiated in China at three sites and the first patient was enrolled on September 15, 2020. In China, the first three dose cohorts have been completed and the fourth dose cohort is ongoing. No dose limiting toxicities have been observed to date.

Collectively, once completed, these two Phase 1 studies are expected to provide preliminary safety data and the recommended Phase 2 dose and schedule for narazaciclib as a single agent. We believe our CDK inhibitor is differentiated from other agents in the market or in development due to its multi-kinase inhibition profile.

Retinoblastoma (Rb) protein is a master regulator of cell division and is critical to several cellular processes including senescence, self-renewal, replication and apoptosis (Engel, 2015). It is believed that inactivation of Rb by CDKs leads to malignant cell formation and occurs in the pathogenesis of some cancers. In a preclinical Retinoblastoma (Rb) positive xenograft model for breast cancer, narazaciclib activity was shown to be similar to palbociclib (Pfizer’s Ibrance ®). Moreover, based on the same preclinical model, narazaciclib may have the potential advantage of reduced neutropenia when compared to palbociclib. Whereas both compounds resulted in decreased RBC and platelet counts in this preclinical model system, palbociclib was found to have a more prominent and statistically significant (P< 0.01) inhibitory effect on neutrophil counts when compared to narazaciclib. These results would need to be replicated in clinical trials.

In vitro studies compared the growth inhibitory activity of narazaciclib and palbociclib in breast cancer RB null cell lines, which demonstrated resistance to palbociclib while maintaining sensitivity towards narazaciclib (IBv.1 2020). Studies using mantle cell lymphoma cells indicated that narazaciclib was able to induce cell death via induction of apoptosis by inhibiting the AKT/PI3K/mTOR pathway while palbociclib treatment was only able to induce cell cycle arrest due to the inhibition of CDK4/6 (Divakar, 2016). Narazaciclib treatment was associated with the presence of several apoptotic markers (PARP, caspase 3, caspase 7 and caspase 9) and narazaciclib (but not palbociclib) led to the generation of apoptotic cells. Overall, apoptosis following narazaciclib exposure has been observed in the following cell lines: breast cancer (IBv.1 2020, Reddy, 2014), mantle cell lymphoma (Divakar, 2016), multiple myeloma (Perumal, 2016) and colorectal cancer (IBv.1 2020).

In addition to CDK4/6 and PI3 Kinase pathways, narazaciclib inhibits several other kinases in vitro including ARK5 (NUAK1) (IC50 of 4.95 nM) (IBv.1 2020, Reddy, 2014) while palbociclib does not. ARK5 is a member of the AMP -activated protein kinase (AMPK) family and is thought to function as a key regulator of cellular energy homeo-stasis (Liu, 2012) and is important in a number of cancer cell survival pathways. Overexpression of ARK5 is associated with poor prognosis in hepatocellular cancer (Cui, 2013), ovarian cancer (Phippen, 2016), colorectal cancer (Port, 2018) and glioblastoma (Lu, 2013). ARK5 is involved in the increased invasiveness, migration and metastatic potential of breast cancer cells (Chang, 2012), colorectal cancer (Kusakai, 2004), gastric cancer (Chen, 2017), and multiple myeloma (Suzuki et al., 2005). Narazaciclib inhibits ARK5 resulting in down regulation of the mTOR/MYC/RB1 pathways leading to cell cycle arrest and apoptosis.

Because ARK5 activity is now recognized as a component in promoting cancer cell migration and invasion (Kusaki, 2004) the effect of narazaciclib treatment may have an impact on cell migration and metastasis. In certain in vitro models, narazaciclib was able to inhibit the percent migration of U87 cells in a concentration- dependent manner. The time and concentrations that were tested did not result in cell death but did inhibit cell division at the higher concentrations (IBv.1 2020). The ability of narazaciclib to inhibit cell migration was compared to palbociclib using a wound healing model. Triple negative cancer cell migration was inhibited for 72 hours in the presence of narazaciclib but not in the presence of palbociclib (IBv.1 2020).

The pathogenesis and progression of a number of cancers, including breast and multiple myeloma, is linked to C-Myc (Li, 2003) which was subsequently dependent on ARK5 activity (Liu, 2012) and calcium dependent metabolism (Monteverde, 2018). The inhibition of ARK5 has been shown to be lethal in MYC overexpressing tumors (Liu, 2012, Perumal, 2016) and targeting ARK5 in the inhibitory profile of narazaciclib has the potential to overcome the emergence of resistance to CDK4/6 inhibitors due to the loss of retinoblastoma function and C-Myc overexpression. Preclinical studies with tumor cell lines suggest that several malignancies including HR-positive breast cancer, colorectal carcinoma, hepatocellular carcinoma, mantle cell lymphoma and multiple myeloma, may be clinically responsive to narazaciclib exposure (Reddy, 2014, Divakar, 2016, Perumal, 2016). Furthermore, narazaciclib has been tested in four murine xenograft models (breast cancer, colorectal cancer, mantle cell lymphoma and multiple myeloma) and was found to have on-target activity and be non-toxic to the animals (Reddy, 2014; Divakar, 2016; Perumal, 2016; and IBv.1 2020).

Cancer cells can lose RB function through mutation and become resistant or insensitive to palbociclib. Generally, second generation agents have not been shown to be suitable for single agent therapy and must be used in combination with hormonal therapy. In addition, the rate of disease progression that occurs, especially in patients with visceral disease (Hortobagyi 2018), may benefit from the novel inhibitory effects of narazaciclib. This hypothesis needs to be proven in a clinical trial.

Unfortunately, mechanisms of acquired resistance are emerging with the approved CDK4/6 inhibitors leading to progression in patients with breast cancer (Spring, 2019; Knudsen, 2020). Therefore, the unmet medical need supports development of the next (third) generation CDK4/6 inhibitors in advanced HR+/HER2- breast cancer. The inhibitory effect of narazaciclib may provide a therapeutic strategy to optimize efficacy of CDK 4/6 inhibition and reduce emergence of resistance.

We believe narazaciclib has a favorable kinase inhibitory profile in comparison to the approved CDK4/6 inhibitors (palbociclib, ribociclib, and abemaciclib) and may result in both tumorigenic and safety benefits (Perumal, 2016, Divakar, 2016).

Based on data from continuous dosing studies in rats and monkeys the safety profile of narazaciclib is anticipated to be similar to the approved CDK4/6 inhibitors with myelosuppression and gastrointestinal toxicity being most common. Management of these adverse events is expected to follow that used for the approved CDK 4/6 inhibitors. We believe that the proposed mechanism of action of narazaciclib, the unmet medical need of the advanced cancers potentially targeted by narazaciclib and the anticipated safety profile of narazaciclib as seen in pre-clinical studies, support conducting clinical studies.

Clinical development of narazaciclib for both breast cancer as well as other solid tumors in clinical trials is warranted based on the preclinical in vitro studies as well as the xenograft models. Onconova plans to advance testing whether narazaciclib will demonstrate improved activity and/or safety in patients with advanced malignancies.

Oral Rigosertib and PD-1 Combination in KRAS-Mutated Cancers

We are currently supporting investigator-initiated studies (ISS) that are exploring the use of rigosertib for cancers driven by mutated Ras genes including a Phase 1/2a study of rigosertib in combination with a PD-1 inhibitor for patients with progressive K-Ras mutated non-small cell lung cancer (NSCLC). The NSCLC study is open and continues to enroll patients. The objectives of this study are to identify the recommended Phase 2 dose (RP2D) for future studies and characterize the safety profile of the combination treatment. Preliminary results are expected in 2021. On June 28, 2021, we announced an update regarding this NSCLC study, with an expansion of the trial underway at the highest dose in the current protocol. Continued dose escalation is being planned as we believe the maximum tolerated dose has not been reached. In addition, preliminary efficacy data support the preclinical observation of rigosertib augmenting the response to checkpoint inhibition (CPI) in patients who had previously failed all standard of care treatment, including CPI. Data presented at the 3rd Annual RAS Targeted Drug Development Summit (September 21-23, 2021), demonstrated two partial responses and one stable disease out of seven evaluable patients, or a clinical benefit rate of 43% (3/7). The two patients with a partial response harbored different KRAS mutations; suggesting that patients with a variety of KRAS mutations may have the potential to respond to the novel combination including rigosertib. We believe this supports further investigation of rigosertib in combination with CPI in KRAS mutated NSCLC.

On June 17, 2021, we announced a publication in Molecular Cancer (Yan, C., Saleh, N., Yang, J. et al. Novel induction of CD40 expression by tumor cells with RAS/RAF/PI3K pathway inhibition augments response to checkpoint blockade. Mol Cancer 20, 85; 2021) which demonstrated that rigosertib synergistically combined with CPI improved tumor growth inhibition and survival in a murine melanoma model that did not respond to CPI alone. Rigosertib’s anti-cancer activity was due to its ability to reverse immunosuppressive tumor microenvironments. We believe this pre-clinical data support the clinical evaluation of rigosertib in combination with a CPI in metastatic melanoma that has progressed on CPI therapy and we expect an ISS for continued development in the area will commence.

Rigosertib as monotherapy

Based on rigoserib’s activity against another important cell cycle pathway, PLK-1 (Antanasova, 2019), a Phase 1b/2 ISS with rigosertib monotherapy in advanced squamous cell carcinoma associated with recessive dystrophic epidermolysis bullosa (RDEB-SCC) has enrolled its first patient.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020	Change
Revenue	$57,000	$66,000	$(9,000)
Operating expenses:
General and administrative	2,284,000	2,147,000	(137,000)
Research and development	1,763,000	4,193,000	2,430,000
Total operating expenses	4,047,000	6,340,000	2,293,000
Loss from operations	(3,990,000)	(6,274,000)	2,284,000
Change in fair value of warrant liability	530,000	56,000	474,000
Other income (expense), net	7,000	(23,000)	30,000
Net loss	$(3,453,000)	$(6,241,000)	$2,788,000

Revenues

Revenues decreased by $9,000, or 14%, for the three months ended September 30, 2021 when compared to the same period in 2020 because of higher revenue from clinical supply to SymBio in the 2020 period.

General and administrative expenses

General and administrative expenses in total were similar for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, increasing by $0.1 million. This increase was caused by $0.3 million higher expenses for investor relations, proxy solicitation, and fees related to our special meeting by proxy, $0.1 million higher bonus accruals in the 2021 period, and $0.1 higher stock compensation expense in the 2021 period, offset by $0.2 million lower professional and consulting fees and $0.2 million lower commercialization expenses in the 2021 period.

The details of our general and administrative expenses are:

	Three Months Ended September 30,
	2021	2020
Professional & consulting fees	$287,000	$523,000
Stock based compensation	153,000	61,000
Personnel related	707,000	595,000
Commercial	101,000	329,000
Public company costs	515,000	229,000
Insurance & other	521,000	410,000
	$2,284,000	$2,147,000

Research and development expenses

Research and development expenses decreased by $2.4 million, or 58%, to $1.8 million for the three months ended September 30, 2021 from $4.2 million for the three months ended September 30, 2020. This decrease was caused primarily by $1.7 million lower clinical development and consulting expenses on the INSPIRE program in the 2021 period, and also by $0.7 million lower personnel and stock compensation expense during the 2021 period, following reductions in our workforce completed in the third and fourth quarter of 2020.

The details of our research and development expenses are:

	Three Months Ended September 30,
	2021	2020
Preclinical & clinical development	$727,000	$1,799,000
Personnel related	397,000	1,063,000
Manufacturing, formulation & development	260,000	274,000
Stock based compensation	29,000	47,000
Consulting fees	350,000	1,010,000
	$1,763,000	$4,193,000

Change in fair value of warrant liability

The fair value of the warrant liability decreased $530,000 for the three months ended September 30, 2021, compared to an increase of $56,000 for the three months ended September 30, 2020. This change was caused by the elimination of the warrant liability during the third quarter of 2021 due to the expiration of the tradable warrants in July, 2021.

Other income (expense), net

Other income (expense), net, was $7,000 of income for the three months ended September 30, 2021 and a loss of $23,000 for the three months ended September 30, 2020.  The change of $30,000 was due to lower foreign currency exchange losses in the 2021 period.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	Change
Revenue	$170,000	$174,000	$(4,000)
Operating expenses:
General and administrative	7,351,000	6,548,000	(803,000)
Research and development	5,552,000	12,364,000	6,812,000
Total operating expenses	12,903,000	18,912,000	6,009,000
Loss from operations	(12,733,000)	(18,738,000)	6,005,000
Change in fair value of warrant liability	321,000	(63,000)	384,000
Other income (expense), net	13,000	73,000	(60,000)
Net loss	$(12,399,000)	$(18,728,000)	$6,329,000

Revenues

Revenues decreased by $4,000, or 2%, for the nine months ended September 30, 2021 when compared to the same period in 2020 because of lower clinical supply revenue from SymBio in the 2021 period.

General and administrative expenses

General and administrative expenses increased by $0.8 million, or 12%, to $7.4 million for the nine months ended September 30, 2021 from $6.5 million for the nine months ended September 30, 2020. The increase was attributable primarily to $1.4 million higher expenses for investor relations, proxy solicitation, and fees related to our special meeting by proxy in the 2021 period, to $0.3 million higher personnel related costs, and also to $0.2 million higher insurance expenses, and also $0.1 million higher stock compensation expenses in the 2021 period. These increases were partially offset by $0.5 million lower professional and consulting fees, and $0.7 million lower commercial expenses during the 2021 period.

The details of our general and administrative expenses are:

	Nine Months Ended September 30,
	2021	2020
Professional & consulting fees	$1,227,000	$1,725,000
Stock based compensation	272,000	152,000
Personnel related	2,282,000	2,013,000
Commercial	101,000	753,000
Public company costs	2,370,000	967,000
Insurance & other	1,099,000	938,000
	$7,351,000	$6,548,000

Research and development expenses

Research and development expenses decreased by $6.8 million, or 55%, to $5.6 million for the nine months ended September 30, 2021 from $12.4 million for the nine months ended September 30, 2020. This decrease was caused primarily by $5.8 million lower clinical development and consulting expenses on the INSPIRE program and the oral rigosertib combination program in the 2021 period, by $0.1 million lower manufacturing costs, and also by $1.5 million lower personnel and stock compensation expense during the 2021 period, following reductions in our workforce completed in the third and fourth quarter of 2020. These decreases were partially offset by $0.6 million higher expenses on the narazaciclib development program.

The details of our research and development expenses are:

	Nine Months Ended September 30,
	2021	2020
Preclinical & clinical development	$1,887,000	$5,709,000
Personnel related	1,515,000	2,911,000
Manufacturing, formulation & development	968,000	1,074,000
Stock based compensation	45,000	141,000
Consulting fees	1,137,000	2,529,000
	$5,552,000	$12,364,000

Change in fair value of warrant liability

The fair value of the warrant liability decreased $0.3 million for the nine months ended September 30, 2021, compared to an increase of $0.1 million for the nine months ended September 30, 2020. This change was caused by the elimination of the warrant liability during the third quarter of 2021 due to the expiration of the tradable warrants in July, 2021.

Other income (expense), net

Other income (expense), net, was income of $13,000 for the nine months ended September 30, 2021 and $73,000 for the nine months ended September 30, 2020. The change of $60,000 was due to $100,000 lower net interest income in the 2021 period due to lower average cash balances, partially offset by $40,000 lower foreign currency exchange losses and other items in the 2021 period.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $12.4 million and $18.7 million for the nine months ended September 30, 2021 and 2020, respectively. Our operating activities used $15.2 million and $17.6 million of net cash during the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, we had an accumulated deficit of $441.0 million, working capital of $52.9 million, and cash and cash equivalents of $59.4 million. We believe that our cash and cash equivalents as of September 30, 2021, will be sufficient to fund our operations and ongoing trials for more than two years from the date of this filing.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(15,222,000)	$(17,607,000)
Investing activities	—	(15,000)
Financing activities	55,595,000	19,078,000
Effect of foreign currency translation	(20,000)	16,000
Net increase in cash and cash equivalents	$40,353,000	$1,472,000

Net cash used in operating activities

Net cash used in operating activities was $15.2 million for the nine months ended September 30, 2021 and consisted primarily of a net loss of $12.4 million, including a decrease in the fair value of warrant liability of $0.3 million, and $0.3 million of both noncash stock-based compensation and depreciation expense. Changes in operating assets and liabilities resulted in a net decrease in cash of $2.8 million. Significant changes in operating assets and liabilities included a decrease in prepaid expenses and other current assets of $0.2 million, a decrease in accounts payable and accrued liabilities of $3.0 million due to timing of invoices and payments to our vendors, and a decrease in deferred revenue of $0.2 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

Net cash used in operating activities was $17.6 million for the nine months ended September 30, 2020 and consisted primarily of a net loss of $18.7 million, including an increase in the fair value of warrant liability of $0.1 million, and $0.3 million of both noncash stock-based compensation and depreciation expense. Changes in operating assets and liabilities resulted in a net increase in cash of $0.8 million. Significant changes in operating assets and liabilities included an increase in accounts payable and accrued liabilities of $1.0 million due to timing of invoices and payments to our vendors, partially offset by an increase in prepaid expenses and other current assets of $0.1 million, and a decrease in deferred revenue of $0.2 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

Net cash used in investing activities

There was no cash used in investing activities during the nine months ended September 30, 2021. Net cash used in investing activities was $15,000 related to computer equipment during the nine months ended September 30, 2020.

Net cash provided by financing activities

Net cash provided by financing activities was $55.6 million and $19.1 million for the nine months ended September 30, 2021 and 2020, respectively.  The net cash provided by financing activities in the 2021 period resulted from proceeds received from the sales of common stock and the exercise of warrants. The net cash provided by financing activities in the 2020 period of $19.1 million resulted from the sale of common stock and the exercise of warrants.

Operating and Capital Expenditure Requirements

We believe that our cash and cash equivalents of $59.4 million at September 30, 2021, will be sufficient to fund our operations and ongoing trials for more than two years from the date of this filing. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our net cash expenditures in 2022 to be comparable to what they were in 2021, due primarily to the completion of cash spending related to INSPIRE, and increased spending on our earlier clinical stage (and therefore less expensive to develop) pipeline in 2022. The nature, design, size, and cost of further studies will depend in large part on the outcome of ongoing studies, discussions with regulators, and the potential in-license of any additional compounds or product candidates.

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

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any pending material legal proceedings and are not aware of any such proceedings contemplated by governmental authorities.

Item 1A. Risk Factors

In addition to the information contained in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 18, 2021 and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2021 and March 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Restricted Stock Unit Agreement.
10.2	Form of Non-Qualified Stock Option Agreement.
10.3

Equity Distribution Agreement, dated as of August 20, 2021, between Onconova Therapeutics, Inc. and Piper Sandler & Co. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 20, 2021).

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

Dated: November 15, 2021

/s/ STEVEN M. FRUCMTMAN, M. D.
Steven M. Fruchtman, M.D.
President and Chief Executive Officer
(Principal Executive and Principal Operating Officer)

Dated: November 15, 2021

/s/ MARK GUERIN
Mark Guerin
Chief Financial Officer
(Principal Financial Officer)