Form 10-K/A
period 2021-12-31
Onconova Therapeutics, Inc.
filed 2022-04-29
CIK 1130598

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

ONCONOVA THERAPEUTICS, INC.

FORM 10-K/A

For Fiscal Year Ended December 31, 2021

i

EXPLANATORY NOTE

Onconova Therapeutics, Inc., sometimes referred to as “we,” “our,” or the “Company” is filing this Amendment No. 1 on Form 10-K/A, or this Amendment, to its Annual Report on Form 10-K for the year ended December 31, 2021, originally filed on March 21, 2022, or the “Original Report,” for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, Part III, Items 10 through 14 of the Original Report are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Report is hereby amended and restated in its entirety, with the only changes being the additions of the new certifications by our principal executive officer and principal financial officer filed herewith and Exhibit 10.40 which was inadvertently omitted from the Original Report. This Amendment does not amend or otherwise update any other information in the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the Securities and Exchange Commission subsequent to the Original Report.

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

Name	Age	Position(s) with Onconova Therapeutics, Inc.	Served as Director From
Jack E. Stover	69	Director	2016
James J. Marino	72	Chairman of the Board of Directors	2015
Jerome E. Groopman, M.D.	70	Director	2013
Steven M. Fruchtman	71	Director, President and Chief Executive Officer	2019
M. Teresa Shoemaker	61	Director	2020
Viren Mehta	72	Director	2004

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

James J. Marino.    Mr. Marino has served as Chairman of the Board of Directors since August 2020 and as a member of our Board of Directors since July 2015. Prior to July 2015, Mr. Marino was a Partner at the global law firm of Dechert LLP for 28 years, where he served as Managing Partner of the Princeton Office. Mr. Marino served as the outside counsel for the Company from its inception through and including its initial public offering. On March 8, 2017, Mr. Marino was appointed to the Board of Directors and as chairperson of the compensation committee of Celldex Therapeutics, Inc., a public company which is developing targeted therapeutics to address devastating diseases for which available treatments are inadequate. Previously, he served on the Board of Directors of Pharmacopeia Drug Discovery, Inc. from 2000 to 2006 and has worked in advisory capacities and on the boards of multiple non-profit organizations. He recently served on the Board of Wake Forest University Baptist Medical Center and is currently a Life Trustee of Wake Forest University. Mr. Marino received his B.A., J.D. and MBA from Rutgers University.

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

From June 2014 to January 2015, Dr. Fruchtman was a hematology oncology drug development consultant. From September 2013 to June 2014, Dr. Fruchtman served as Chief Medical Officer at Syndax Pharmaceuticals, Inc., a biopharmaceutical company. From July 2011 to July 2013, Dr. Fruchtman was the Chief Medical Officer and Senior Vice President of Research and Regulatory Affairs at Spectrum Pharmaceuticals, a biopharmaceutical company (“Spectrum”). From February 2011 to June 2011, he was Vice President of Research at Spectrum. From February 2009 to January 2011, Dr. Fruchtman was Vice President, Clinical Research at Allos Therapeutics, Inc., a biopharmaceutical company. Prior to this, Dr. Fruchtman held senior positions at Novartis and Ortho Biotech Products. Dr. Fruchtman was on the faculty of the Mount Sinai School of Medicine and was the Director of the Stem Cell Transplantation and Myeloproliferative Disorder Programs at Mount Sinai Hospital in New York City. Dr. Fruchtman received his medical degree from New York Medical College and his B.A. from Cornell University. He is currently a board member of the Bone Marrow & Cancer Foundation.

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

Viren Mehta.    Dr. Mehta has served as a member of our Board of Directors since February 2004. Dr. Mehta has been a managing member of Mehta Partners since 1997. Mehta Partners provides strategic advisory services to the biotechnology and pharmaceutical companies worldwide. Prior to founding Mehta Partners, Dr. Mehta co-founded Mehta and Isaly in 1989, and prior to that was a part of the strategic planning team of the International Division at Merck & Co. Dr. Mehta earned a Doctor of Pharmacy at the University of Southern California, and an M.B.A. from the Anderson School of Business at the University of California, Los Angeles. His board affiliations include Yisheng Biopharma, Project Hope and the Venice Family Clinic.

Our Board of Directors believes Dr. Mehta's perspective and experience in the life sciences industry as a biopharma fund manager, fund consultant and a strategic advisor to senior managers in the biopharma industry, as well as his educational background, provide him with the qualifications and skills to serve as a director.

Executive Officers

The following table sets forth certain information regarding our executive officers who are not also directors.

Name	Age	Position(s) with Onconova Therapeutics, Inc.
Abraham N. Oler, J.D.	46	Senior Vice President, Corporate Development and General Counsel
Mark S. Gelder, M.D.	65	Chief Medical Officer
Mark P. Guerin	53	Chief Financial Officer

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

Mark S. Gelder, M.D. Dr. Gelder has served as our Chief Medical Officer since June 2021. Prior to joining us, Dr. Gelder was employed by Elevar Therapeutics, Inc. as Chief Medical Officer from December 2020 to June 2021 and as Vice President, Head of Medical Affairs from May 2020 to December 2020. From June 2018 to May 2020, Dr. Gelder was Head of America’s and AsiaPac Oncology Medical Directors Team and Executive Medical Director, Strategy and Planning, Oncology at Covance Inc. Dr. Gelder was employed by Pierian Biosciences, Inc., as Chief Medical Officer from September 2016 to October 2017, as Executive Vice President, Head of Research & Development from April 2016 to September 2016 and as Senior Vice President, Head of Clinical Development from January 2016 to April 2016. He was Chief Medical Officer (consultant) for Accelovance, Inc from September 2015 to January 2016. He was Vice President, Clinical Development for Inovio Therapeutics, Inc from January 2015 to September 2015. He was Senior Vice President & Chief Medical Officer for Heron Therapeutics, Inc. (formerly AP Pharma) from December 2012 to January 2015. From 2003 to 2012, Dr Gelder held senior medical affairs, clinical development and strategic planning positions at Pfizer, Wyeth Research, Bayer HealthCare Pharmaceuticals and GE Healthcare.

Dr. Gelder received his B.S. from Colgate University and his MD from the University of Virginia School of Medicine. Following graduation from medical school Dr. Gelder completed residencies in Internal Medicine and OB/GYN as well as a Fellowship in Gynecologic Oncology. Following completion of his fellowship, Dr. Gelder practiced as a Gynecologic Oncologist at the University of Florida College of Medicine where he became the Director of the Division of Gynecologic Oncology. Following this, Dr. Gelder entered private practice where he joined a large oncology multi-specialty group. In 2003, Dr. Gelder transitioned from clinical practice to industry.

Corporate Governance

Board Composition and Independence

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

Audit Committee

The primary purpose of our audit committee is to assist the Board of Directors in the oversight of the integrity of our accounting and financial reporting process, the audits of our consolidated financial statements, and our compliance with legal and regulatory requirements. Our audit committee met four times during fiscal year 2021. The functions of our audit committee include, among other things:

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

Compensation Committee

The primary purpose of our compensation committee is to assist our Board of Directors in exercising its responsibilities relating to compensation of our executive officers and employees and to administer our equity compensation and other benefit plans. In carrying out these responsibilities, this committee reviews all components of executive officer and employee compensation for consistency with its compensation philosophy, as in effect from time to time. Our compensation committee met ten times during fiscal 2021. The functions of our compensation committee include, among other things:

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

Nominating and Corporate Governance Committee

The primary purpose of our nominating and corporate governance committee is to assist our Board of Directors in promoting the best interest of our company and our stockholders through the implementation of sound corporate governance principles and practices. Our nominating and corporate governance committee met two times during fiscal 2021. The functions of our nominating and corporate governance committee include, among other things:

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

Meetings of the Board of Directors

The Board of Directors held eight meetings during fiscal 2021. During fiscal 2021, each director attended at least 75 percent of the aggregate of the total number of meetings of the Board of Directors and the committees on which such director served.

Directors are encouraged, but not required, to attend the annual meeting of stockholders. Two of our directors attended the 2020 Annual Meeting of Stockholders.

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
12 Penns Trail
Newtown, PA 18940
United States

You may submit your concern anonymously or confidentially by postal mail. You may also indicate whether you are a stockholder, customer, supplier, or other interested party.

Communications are distributed to our Board of Directors, or to any individual directors, as appropriate, depending on the facts and circumstances outlined in the communication.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our executive officers, directors and beneficial owners of more than ten percent of our common stock are required to file with the SEC reports of holdings of and transactions in our securities. Copies of such reports are required to be furnished to us. Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that all required reports were filed in fiscal 2021 in a timely manner, except for one Form 4 for Mark S. Gelder which was inadvertently filed late to report an option grant.

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

2021 Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2021 and 2020 concerning compensation of our principal executive officer and the two most highly compensated executive officers during 2021. We refer to these three executive officers as our "named executive officers."

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)
Steven M. Fruchtman, M.D.	2021	600,000	279,750	1,261,685	509,079	23,699	2,674,213
President and Chief Executive Officer	2020	562,224	266,705	118,173	61,507	23,214	1,031,823

Mark P. Guerin	2021	400,000	149,200	528,430	192,688	29,202	1,299,520
Chief Financial Officer	2020	374,816	142,243	50,364	26,219	28,467	622,109

Abraham N. Oler	2021	375,000	139,875	383,588	180,089	14,739	1,093,291
Senior Vice President, Corporate Development and General Counsel

(1)	Represents discretionary annual bonus amounts earned in the year reported herein.

(2)	The amounts shown for 2021 represent the aggregate grant date fair value related to the grant of performance stock units (“PSUs”) and restricted stock units (“RSUs”) to our named executive officers in fiscal 2021. The amounts shown for 2020 represent the aggregate grant date fair value related to the grant of PSUs to our named executive officers in fiscal 2020. Aggregate grant date fair value is calculated in accordance with FASB ASC Topic 718 (excluding the effect of any estimate of future forfeitures). Additional information concerning our financial reporting of PSUs is presented in Note 10 to our Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2021. See the “Outstanding Equity Awards at Fiscal Year-End – 2021” table below for additional details regarding the PSUs and RSUs that were granted to our named executive officers in fiscal 2021.

(3)	The amounts shown for 2021 represent the aggregate grant date fair value related to the grant of stock appreciation rights and non-qualified stock options to our named executive officers in fiscal 2021 The amounts shown for 2020 represent the aggregate grant date fair value related to the grant of stock appreciation rights to our named executive officers in fiscal 2020. Aggregate grant date fair value is calculated in accordance with FASB ASC Topic 718 (excluding the effect of any estimate of future forfeitures). Additional information concerning our financial reporting of stock appreciation rights and stock options is presented in Note 10 to our Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2021. See the “Outstanding Equity Awards at Fiscal Year-End – 2021” table below for additional details regarding the stock appreciation rights that were granted to our named executive officers in fiscal 2021.

(4)	Includes amounts paid for insurance premiums on behalf of the named executive officer and matching funds paid pursuant to our 401(k) Plan.

Employment Agreements

We have entered into employment agreements with each of our named executive officers, and the compensation of our named executive officers is determined, in large part, by the terms of those employment agreements. Following are descriptions of the material terms of each named executive officer’s employment agreement.

Steven M. Fruchtman, M.D.

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

Mark P. Guerin

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

Abraham N. Oler

We entered into an employment agreement with Mr. Oler on March 9, 2021, which supersedes any prior employment agreements. The employment agreement continues indefinitely, unless terminated in accordance with the terms of the agreement.

The employment agreement provides for an initial base salary of $375,000, subject to adjustment upon annual review by our board of directors, and subject to the compensation committee’s sole discretion, an annual bonus, based on the performance of Mr. Oler and the Company, of up to 40% of such base salary. The bonus may be paid in the form of cash, stock options, shares of Common Stock, or a combination thereof, at our compensation committee’s discretion.

Mr. Oler is entitled to participate in all of our employee benefit plans and programs that are made generally available from time to time to our executive officers and is entitled to vacation benefits. Mr. Oler’s employment agreement contains non-solicitation, non-competition, confidentiality and inventions assignment provisions that, among other things, prevent him from competing with us during the term of his employment and for a specified time thereafter.

If Mr. Oler’s employment is terminated due to his death, disability, by us for “cause” or by Mr. Oler without “good reason” during the term of his employment agreement, we will pay to Mr. Oler or his spouse or estate the balance of his accrued and unpaid salary, unreimbursed expenses, and unused accrued vacation time through the termination date.

If Mr. Oler’s employment is terminated by us without “cause” or by Mr. Oler for “good reason,” other than during a change in control protection period, Mr. Oler will be entitled to receive severance equal to nine-twelfths of the sum of his current base salary and target bonus for the fiscal year during which his employment ceases. If the termination is during a change in control protection period, Mr. Oler will be entitled to receive severance equal to the sum of his current base salary and target bonus for the fiscal year during which his employment ceases. A change in control protection period is the twelve months following a change in control. The Company will also reimburse Mr. Oler for a portion of his medical insurance costs and all of Mr. Oler’s stock options that are unvested as of the date of such termination would fully vest as of the date of termination. The foregoing severance benefits are contingent on Mr. Oler’s execution and nonrevocation of a general release of claims.

Stock Option and Other Compensation Plans

We maintain the Onconova Therapeutics, Inc. 2021 Incentive Compensation Plan (the “2021 Plan”) for the purpose of attracting key employees, directors and consultants, inducing them to remain with us and encouraging them to increase their efforts to make our business more successful. The 2021 Plan provides for awards of stock options, stock appreciation rights, restricted stock, RSUs and other equity-based awards.

The following table contains certain information regarding equity awards held by the named executive officers as of December 31, 2021:

Outstanding Equity Awards at 2021 Fiscal Year-End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	(#)		(#)	($)	Date	(#)		($)	(#)		($)
Fruchtman	53		-	9,832.50	1/12/2025
	15		-	5,580.00	4/20/2025
	17		-	3,330.00	9/25/2025
	13		-	1,462.50	1/26/2026
	41		-	1,462.50	1/26/2026
	111		-	729.00	9/1/2026
	33		-	596.25	12/15/2026
	117		-	607.50	1/17/2027
	193		-	337.50	1/3/2028
	1,777		-	103.50	7/26/2028
	8,888	(1)	4,445	4.65	12/20/2029
	39,876	(2)	45,044		7/9/2030
	-	(2)	47,066		2/17/2031
	-	(1)	113,000	5.19	8/2/2031

						37,700	(3)	96,135
									47,065	(4)	120,016
Guerin	13		-	64,822.50	10/4/2023
	2		-	30,330.00	12/20/2023
	5		-	14,175.00	3/31/2024
	5		-	14,175.00	3/31/2024
	11		-	8,955.00	12/18/2024
	6		-	5,220.00	4/16/2025
	7		-	3,330.00	9/25/2025
	5		-	1,462.50	1/26/2026
	15		-	1,462.50	1/26/2026
	44		-	729.00	9/1/2026
	22		-	729.00	9/1/2026
	24		-	596.25	12/15/2026
	86		-	607.50	1/17/2027
	137		-	337.50	1/3/2028
	1,710		-	103.50	7/26/2028
	2,893	(1)	1,440	4.65	12/20/2029
	16,997	(2)	19,203		7/9/2030
	-	(2)	20,066		2/17/2031
	-	(1)	42,750	5.19	8/2/2031
						14,250	(3)	36,338
									20,065	(4)	51,166

Oler	1,003	(1)	330	65.10	12/1/2028
	2,668	(1)	1,332	4.65	12/20/2029
	11,759	(2)	13,281		7/9/2030
	-	(2)	13,866		2/17/2031
	-		40,000	5.19	8/2/2031
						13,400	(3)	34,170
									13,865	(4)	35,356

(1)        Shares vest over three years, one-third on the first anniversary of the date of grant and thereafter in 24 equal monthly installments over the following two years.

(2)      These are cash-settled stock appreciation rights that vest over three years, one-third on the first anniversary of the date of grant and thereafter in 24 equal monthly installments over the following two years.

(3)      These are RSUs that vest over three years from the date of grant: 33% on the first anniversary; 33% on the second anniversary; and 34% on the third anniversary.

(4)      These are PSUs that will be earned and vested upon the Company’s attainment of certain performance goals, subject to the executive’s continued employment with the Company through each vesting date, as follows: (i) 20% of PSUs will vest upon the attainment of a new clinical program for the Company for an in-licensed compound, (ii) 20% of PSUs will vest upon obtaining the recommended phase 2 dose for a Company compound, (iii) 20% of PSUs will vest upon the first patient being enrolled in the ON 123300 (narazaciclib) expansion cohort, (iv) 20% of PSUs will vest upon the first patient enrolled in a registrational study and (v)  20% of the PSUs will vest upon attainment of registrational study topline data. The goals must be attained prior to the following expiration dates (“Expiration Date”): for the goals under (i), (ii) and (iii), December 31, 2022, for the goal under (iv), December 31, 2025, and for the goal under (v), June 30, 2028. In the event a performance goal is achieved prior to February 17, 2022, the vesting date for the portion of the PSUs that will vest based on the achievement of the applicable performance goal would be February 17, 2022. The PSUs will be settled in cash and are in all cases subject to the terms and conditions of the Company form of Performance Stock Unit Award Agreement. Pursuant to the terms of the PSU awards, the maximum cash amount payable to each officer with respect to each vested PSU subject to the officer’s PSU award cannot exceed maximum price per share of $38.10, subject to adjustment in accordance with the terms of the Performance Stock Unit Award Agreement. If a performance goal is not achieved on or before its corresponding Expiration Date, then all of the PSUs subject to such performance goal will be automatically forfeited as of such date.

Potential Payments Upon Termination of Employment or Change in Control

As discussed under the caption "—Employment Agreements" above, we have agreements with our named executive officers pursuant to which they will receive severance payments upon certain termination events. The information below describes certain compensation that would be available under our existing plans and arrangements if (i) the named executive officer was terminated as of December 31, 2021 or (ii) if a Change in Control, as defined in the applicable employment agreement or plan, occurred on December 31, 2021 and the named executive officer's employment had been subsequently terminated on the same date.

Acceleration of Equity Awards in connection with a Change in Control

Pursuant to the terms of each named executive officer's option agreements reflecting options granted under the 2018 Omnibus Incentive Compensation Plan, as previously amended (the “2018 Plan”), applicable award agreements reflecting options and RSUs granted under the 2021 Plan and the applicable award agreement reflecting cash-settled stock appreciation rights and cash-settled PSUs, in the event of a "Change in Control" in which the Company is not the surviving corporation (or survives only as a subsidiary of another corporation) and the awards are assumed by, or replaced with awards with comparable terms by, the surviving corporation (or parent or subsidiary of the surviving corporation) and the named executive officer's employment or service is terminated without "Cause" or the named executive officer terminates his employment for "Good Reason" (as such terms are defined in the applicable award agreement), all such awards shall fully vest and, if applicable, become exercisable, upon termination of employment or service. In the event that the surviving corporation (or a parent or subsidiary of the surviving corporation) does not assume or replace the awards with grants that have comparable terms, and named executive officer is employed by, or providing services to, the Company and its subsidiaries on the date of the Change in Control, all awards granted pursuant to such award agreements shall fully vest and, if applicable, become exercisable.

Termination Other than for Cause, Death or Disability; Resignation for Good Reason

The outstanding options, RSUs and stock appreciation rights held by our named executive officers will vest and, if applicable, become exercisable in the event that the named executive officer's employment or service is terminated without "Cause" or the named executive officer terminates his employment for "Good Reason" (as such terms are defined in the applicable award agreement).

Director Compensation

The following table summarizes compensation paid to our non-employee directors in fiscal 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Jerome E. Groopman, M.D.	44,000	55,563	—	99,563
James J. Marino	82,500	55,563	—	138,063
Viren Mehta	59,500	55,563	—	115,063
M. Teresa Shoemaker	59,000	55,563	—	114,563
Jack E. Stover	67,500	55,563	—	123,063

(1)	The amounts shown represent the aggregate grant date fair value related to the grant of 13,000 non-qualified stock options to each of our non-employee directors on July 30, 2021, calculated in accordance with FASB ASC Topic 718. These stock options vest on the first anniversary of the grant and expire ten years after the grant date and are subject to the director’s continued service. Additional information concerning our financial reporting of stock appreciation rights is presented in Note 10 to our Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

(2)	As of December 31, 2021, the aggregate number of outstanding stock option awards held by each non-employee director was: Dr. Groopman—13,816; Mr. Marino—13,799; Dr. Mehta—13,798; Ms. Shoemaker—13,000; and Mr. Stover—13,794. As of December 31, 2021, the aggregate number of stock appreciation rights held by each non-employee director was: Dr. Groopman—8,333; Mr. Marino—8,333; Dr. Mehta—8,333; Ms. Shoemaker—8,333; and Mr. Stover—8,333.

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

• the chairman of our Board of Directors receives an additional annual retainer of $30,000;

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

All of our directors are eligible to receive additional discretionary awards under our 2021 Plan, subject to the annual limit set forth in the 2021 Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding awards and shares available for other future issuances of options under all of our equity compensation plans as of December 31, 2021. All of the outstanding awards listed below were granted under our 2013 Equity Compensation Plan and 2018 Plan and 2021 Plan.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by stockholders	557,699	$17.83	812,394
Equity compensation plans not approved by stockholders	—	—	—

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding the beneficial ownership of common stock as of March 31, 2022 by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (b) each of our named executive officers identified on page 8 of this Amendment under the heading, “2021 Summary Compensation Table,”, (c) each of our directors, and (d) all of our executive officers and directors as a group.

The percentage of common stock outstanding is based on 20,895,563 shares of common stock outstanding on March 31, 2022. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of common stock subject to warrants and options that are currently exercisable or exercisable within sixty days of March 31, 2022 to be outstanding and to be beneficially owned by the person holding the warrants and options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of common stock beneficially owned by him, her or it, subject to community property laws, where applicable. Except as otherwise noted below, the street address of each beneficial owner is c/o Onconova Therapeutics, Inc., 12 Penns Trail, Newtown, PA 18940.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or greater stockholders:
None.
Directors, Director Nominees and Named Executive Officers:

Jerome E. Groopman, M.D.(1)	1,483	*
James J. Marino (2)	32,133	*
Steven M. Fruchtman, M.D.(3)	78,276	*
Viren Mehta (4)	34,187	*
Jack E. Stover (5)	1,004	*
M. Teresa Shoemaker	3,383	*
Abraham N. Oler (6)	42,280	*
Mark P. Guerin (7)	35,349	*
All current executive officers, directors and director nominees as a group (9 persons)(8)	244,426	1.2%

*Represents a beneficial ownership of less than one percent of our outstanding common stock.

(1) Includes 816 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of the record date.

(2) Includes 10,799 shares of common stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of the record date.

(3) Includes 37,700 RSUs and 22,446 shares of common stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of the record date.

(4) Includes (i) 4 shares of common stock held by Mehta Partners, LLC, (ii) 4 shares of common stock held by Viram Foundation and (iii) 17,465 shares of common stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of the record date. Dr. Mehta, as managing member, has voting and dispositive power with regard to the shares held by Mehta Partners, LLC. Dr. Mehta, as trustee has voting and dispositive power with regard to the shares held by Viram Foundation.

(5) Includes 794 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of the record date.

(6) Includes 13,400 RSUs and 4,366 shares of common stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of the record date.

(7) Includes 14,250 RSUs and 11,418 shares of common stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of the record date.

(8) Includes 79,300 RSUs and 68,104 shares of common stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of the record date.

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

There were no related person transactions (as defined in SEC regulations) during 2021.

See “Item 10. Directors, Executive Officers and Corporate Governance; Corporate Governance, Board Composition” above for a discussion regarding the independence of the members of our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees of Independent Registered Public Accounting Firm

The following table summarizes the fees of Ernst & Young LLP (Philadelphia, PA, PCAOB ID: 42), our independent registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	Fiscal 2021	Fiscal 2020
Audit Fees(1)	$345,000	$297,500
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
Total Fees	$345,000	$297,500

(1)	Audit fees consist of fees for the audits of fiscal 2021 and 2020 and quarterly reviews of our consolidated financial statements and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our consolidated financial statements and which are not reported under "Audit Fees."

(3)	Tax fees for fiscal 2021 and fiscal 2020 include fees for tax advice, tax return preparation assistance and review.

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

All audit services and all non-audit services in fiscal 2021 were pre-approved by our audit committee. Our audit committee has determined that the provision of the non-audit services for which these fees were rendered is compatible with maintaining the independent auditor's independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

Included in Part II, Item 8 of the Original Report.

Exhibits

See Exhibit Index.

EXHIBITS INDEX

Exhibit Number	Exhibit Description
3.1	Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 25, 2013).
3.2	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 31, 2016).
3.3	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 22, 2018).
3.4	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2018).
3.5	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 25, 2018).
3.6	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 8, 2018).
3.7	Certificate of Designation of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 30, 2018).
3.8	Certificate of Amendment to the Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2021).
3.9	Certificate of Amendment to the Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 20, 2021).
3.10	Amended and Restated Bylaws of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 25, 2013).
4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
4.2	Eighth Amended and Restated Stockholders’ Agreement, effective as of July 27, 2012, by and among Onconova Therapeutics, Inc. and certain stockholders named therein (Incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
4.3	Amendment No. 1 to Eighth Amended and Restated Stockholders’ Agreement, effective as of July 9, 2013 (Incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).

Exhibit Number	Exhibit Description
4.4	Form of Warrant Certificate, issued pursuant to Warrant Agreement, dated as of July 27, 2016, by and between Onconova Therapeutics, Inc. and Wells Fargo Bank, N.A., as Warrant Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016).
4.5	Warrant Agreement, dated as of July 27, 2016, by and between Onconova Therapeutics, Inc. and Wells Fargo Bank, N.A., as Warrant Agent (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016).
4.6	Form of Pre-Funded Warrants, issued as of July 27, 2016 (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016).
4.7	Form of Underwriter Warrant, issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2018).
4.8	Form of Preferred Stock Warrant, issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 8, 2018).
4.9	Form of Pre-Funded Warrant, issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 8, 2018).
4.10	Form of Preferred Stock Warrant, issued as of May 1, 2018 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2018).
4.11	Form of Pre-Funded Warrant, issued as of May 1, 2018 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 30, 2018).
4.12	First Amendment to Underwriter Series A Convertible Preferred Stock Purchase Warrant, dated as of September 24, 2018 (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).
4.13	Form of Placement Agent Common Stock Purchase Warrant, issued as of September 25, 2019 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 25, 2019).
4.14	Form of Letter Amendment to Warrants, dated as of September 23, 2019 (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2019).
4.15	Form of Common Stock Purchase Warrant, issued as of November 25, 2019 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019).
4.16	Form of Pre-Funded Common Stock Warrant, issued as of November 25, 2019 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 26, 2019).
4.17	Form of Placement Agent Common Stock Purchase Warrant, issued as of November 25, 2019 (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 26, 2019).
4.18	Form of Common Stock Purchase Warrant, issued as of December 10, 2019 (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 10, 2019).
4.19	Form of Placement Agent Common Stock Purchase Warrant, issued as of December 10, 2019 (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 10, 2019).
4.20	Form of Common Stock Purchase Warrant, issued as of December 2019 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 19, 2019).
4.21	Form of Placement Agent Common Stock Purchase Warrant, issued as of December 19, 2019 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 19, 2019).
4.21	Form of Placement Agent Common Stock Purchase Warrant, issued as of January 3, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 3, 2020).
4.22	Description of the Company’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (Incorporated by reference to Exhibit 4.22 to the Company’s Annual Report on Form 10-K filed on March 27, 2020).
10.1*	License Agreement, effective as of July 5, 2011, by and between Onconova Therapeutics, Inc. and SymBio Pharmaceuticals Limited (Incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 2 the Company’s Registration Statement on Form S-1 filed on July 18, 2013).
10.2*	First Amendment to License Agreement, effective as of September 2, 2011, by and between Onconova Therapeutics, Inc. and SymBio Pharmaceuticals Limited (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on June 14, 2013).

Exhibit Number	Exhibit Description
10.3*	License Agreement, effective as of January 1, 1999, by and between Onconova Therapeutics, Inc. and Temple University — Of The Commonwealth System of Higher Education (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on June 14, 2013).
10.4*	Amendment to License Agreement, effective as of September 1, 2000, by and between Temple University — Of The Commonwealth System of Higher Education and Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on June 14, 2013).
10.5*	Amendment #1 to Exclusive License Agreement, effective as of March 21, 2013, by and between Temple University — Of The Commonwealth System of Higher Education and Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on June 14, 2013).
10.6+	Onconova Therapeutics, Inc. 2007 Equity Compensation Plan, and forms of agreement thereunder (Incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
10.7+	Consulting Agreement, effective as of January 1, 2012, by and between Onconova Therapeutics, Inc. and E. Premkumar Reddy, Ph.D., including Consultant Agreement Renewal, dated February 27, 2013 (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed on June 14, 2013).
10.8+	Form of Indemnification Agreement entered into by and between Onconova Therapeutics, Inc. and each director and executive officer (Incorporated by reference to Exhibit 10.24 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
10.9+	Onconova Therapeutics, Inc. 2013 Equity Compensation Plan, and forms of agreement thereunder (Incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
10.10+	Onconova Therapeutics, Inc. 2013 Performance Bonus Plan (Incorporated by reference to Exhibit 10.26 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
10.11+	Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Mark Guerin (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2016).
10.12+	Amended and Restated Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Steven M. Fruchtman, M.D. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2015).
10.13*	License, Development and Commercialization Agreement, dated as of March 2, 2018, by and between Onconova Therapeutics, Inc. and Pint International SA (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2018).
10.14	Securities Purchase Agreement, dated as of March 2, 2018, by and between Onconova Therapeutics, Inc. and Pint Pharma GmbH (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2018).
10.15.1+	Amended and Restated Employment Agreement, effective as of June 19, 2018, by and between Onconova Therapeutics, Inc. and Steven M. Fruchtman, M.D. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2018).

Exhibit Number	Exhibit Description
10.15.2+	Amendment to Employment Agreement, dated as of March 18, 2021, by and between Onconova Therapeutics, Inc. and Steven M. Fruchtman, M.D.
10.16+	Onconova Therapeutics, Inc. 2018 Omnibus Incentive Compensation Plan, as approved by the stockholders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2018).
10.17+	Form of Nonqualified Stock Option Award Agreement under the Onconova Therapeutics, Inc. 2018 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2018).
10.18+	Employment Agreement, effective as of November 5, 2018, by and between Onconova Therapeutics, Inc. and Richard C. Woodman, M.D. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).
10.19	License and Collaboration Agreement, effective as of May 10, 2019, by and between Onconova Therapeutics, Inc. and HanX Biopharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2019).
10.20	Securities Purchase Agreement, effective as of May 10, 2019, by and between Onconova Therapeutics, Inc. and HanX Biopharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2019).
10.21	Securities Purchase Agreement, effective as of May 10, 2019, by and between Onconova Therapeutics, Inc. and Abundant New Investments Ltd. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2019).
10.22	Form of Securities Purchase Agreement, effective as of September 23, 2019, by and between Onconova Therapeutics, Inc. and each purchase identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 25, 2019).
10.23**	Distribution, License and Supply Agreement, effective as of November 20, 2019, by and between Onconova Therapeutics, Inc. and Knight Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2019).
10.24	Form of Securities Purchase Agreement, effective as of November 21, 2019, by and between Onconova Therapeutics, Inc. and each purchaser identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019).
10.25	Form of Securities Purchase Agreement, effective as of December 6, 2019, by and between Onconova Therapeutics, Inc. and each purchaser identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2019).
10.26**	Distribution, License and Supply Agreement, by and between Onconova Therapeutics, Inc. and Specialised Therapeutics Asia Pte. Ltd., effective as of December 18, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2019).
10.27	Form of Securities Purchase Agreement, by and between Onconova Therapeutics, Inc. and each purchaser identified on the signature pages thereto, effective as of December 17, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2019).
10.28	Form of Securities Purchase Agreement, by and between Onconova Therapeutics, Inc. and each purchaser identified on the signature pages thereto, effective as of December 31, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2020).

Exhibit Number	Exhibit Description
10.29+	Form of Stock Appreciation Right Award Agreement (for Employees) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2020).
10.30	Form of Purchase Agreement, dated as of January 7, 2021, by and among Onconova Therapeutics, Inc. and the investors party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2021).
10.31	Underwriting Agreement, dated February 10, 2021, by and between Onconova Therapeutics, Inc. and Guggenheim Securities, LLC (Incorporated by reference as Exhibit 1.1 to the Company’s Current Report of Form 8-K filed on February 12, 2021).
10.32+	Form of Stock Appreciation Right Award Agreement (for Non-Employee Directors) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2020).
10.33+	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2020).
10.34+	Employment Agreement, dated June 14, 2021, by and between Onconova Therapeutics, Inc. and Mark Stephen Gelder, M.D. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021).
10.35+	Employment Agreement, dated March 9, 2021, by and between Onconova Therapeutics, Inc. and Abraham N. Oler (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021).
10.36	Equity Distribution Agreement, dated as of August 20, 2021, by and between Onconova Therapeutics, Inc. and Piper Sandler & Co. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 20, 2021).
10.37	Underwriting Agreement, dated September 23, 2021, by and between Onconova Therapeutics, Inc. and Guggenheim Securities, LLC (Incorporated by reference as Exhibit 1.1 to the Company’s Current Report of Form 8-K filed on September 24, 2021).
10.38+	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
10.39+	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
10.40+	Onconova Therapeutics, Inc. 2021 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on July 30, 2021).
21.1#	Subsidiaries of Onconova Therapeutics, Inc.
23.1#	Consent of Ernst & Young, LLP.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1##	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2##	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Exhibit Description
104#	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	Portions of the exhibit have been omitted.

#	Previously filed.

##	Previously furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2022

Onconova Therapeutics, Inc.

	By:	/s/ Steven M. Fruchtman, M.D.
Steven M. Fruchtman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ steven m. fruchtman, M.D.	Director, President and Chief Executive Officer	April 29, 2022
Steven M. Fruchtman, M.D.	(Principal Executive Officer)

/s/ mark guerin	Chief Financial Officer (Principal Financial	April 29, 2022
Mark Guerin	Officer and Principal Accounting Officer)

/s/ james j. marino	Chairman, Board of Directors	April 29, 2022
James J. Marino

/s/ jerome e. groopman, M.D.	Director	April 29, 2022
Jerome E. Groopman, M.D.

/s/ viren mehta, PH.D.	Director	April 29, 2022
J Viren Mehta, Ph.D.

/s/ mary teresa shoemaker	Director	April 29, 2022
Mary Teresa Shoemaker

/s/ jack e. stover	Director	April 29, 2022
Jack E. Stover