Form 10-Q
period 2022-03-31
Onconova Therapeutics, Inc.
filed 2022-05-13
CIK 1130598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of May 2, 2022 was 20,895,563.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	ONTX	The Nasdaq Stock Market LLC

ONCONOVA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

All common stock, equity, share and per share amounts have been retroactively adjusted to reflect a one-for-fifteen reverse stock split which was effective May 20, 2021.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Onconova Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$50,767,000	$55,070,000
Receivables	27,000	28,000
Prepaid expenses and other current assets	583,000	332,000
Total current assets	51,377,000	55,430,000
Property and equipment, net	35,000	38,000
Other non-current assets	10,000	10,000
Total assets	$51,422,000	$55,478,000
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,122,000	$2,757,000
Accrued expenses and other current liabilities	2,600,000	3,132,000
Deferred revenue	226,000	226,000
Total current liabilities	5,948,000	6,115,000
Deferred revenue, non-current	3,187,000	3,243,000
Total liabilities	9,135,000	9,358,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 20,895,563 shares issued and outstanding at March 31, 2022 and December 31, 2021	209,000	209,000
Additional paid in capital	490,940,000	490,644,000
Accumulated deficit	(448,841,000)	(444,719,000)
Accumulated other comprehensive loss	(21,000)	(14,000)
Total stockholders’ equity	42,287,000	46,120,000
Total liabilities and stockholders’ equity	$51,422,000	$55,478,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$56,000	$56,000
Operating expenses:
General and administrative	2,186,000	2,217,000
Research and development	2,002,000	1,937,000
Total operating expenses	4,188,000	4,154,000
Loss from operations	(4,132,000)	(4,098,000)
Change in fair value of warrant liability	—	(636,000)
Other income, net	10,000	19,000
Net loss	$(4,122,000)	$(4,715,000)
Net loss per share, basic and diluted	$(0.20)	$(0.32)
Basic and diluted weighted average shares outstanding	20,904,085	14,616,139

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(4,122,000)	$(4,715,000)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net	(7,000)	(16,000)
Other comprehensive loss, net of tax	(7,000)	(16,000)
Comprehensive loss	$(4,129,000)	$(4,731,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)

	Three Month Periods Ended March 31, 2022 and 2021
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	deficit	(loss) income	Total
Balance at December 31, 2021	20,895,563	$209,000	$490,644,000	$(444,719,000)	$(14,000)	$46,120,000
Net loss	—	—	—	(4,122,000)	—	(4,122,000)
Other comprehensive loss	—	—	—	—	(7,000)	(7,000)
Stock-based compensation	—	—	296,000	—	—	296,000
Balance at March 31, 2022	20,895,563	$209,000	$490,940,000	$(448,841,000)	$(21,000)	$42,287,000

Balance at December 31, 2020	12,396,219	$124,000	$434,593,000	$(428,556,000)	$14,000	$6,175,000
Net loss	—	—	—	(4,715,000)	—	(4,715,000)
Other comprehensive loss	—	—	—	—	(16,000)	(16,000)
Exercise of stock options	2,867	—	17,000	—	—	17,000
Stock-based compensation	—	—	65,000	—	—	65,000
Issuance of common stock, net	3,220,075	32,000	35,115,000	—	—	35,147,000
Issuance of common stock upon exercise of warrants	160,000	2,000	478,000	—	—	480,000
Balance at March 31, 2021	15,779,161	$158,000	$470,268,000	$(433,271,000)	$(2,000)	$37,153,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(4,122,000)	$(4,715,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,000	3,000
Change in fair value of warrant liabilities	—	636,000
Stock compensation expense	296,000	65,000
Changes in assets and liabilities:
Receivables	1,000	(1,000)
Prepaid expenses and other current assets	(251,000)	115,000
Accounts payable	365,000	(845,000)
Accrued expenses and other current liabilities	(532,000)	(1,850,000)
Deferred revenue	(56,000)	(56,000)
Net cash used in operating activities	(4,296,000)	(6,648,000)

Financing activities:
Proceeds from the sale of common stock and warrants, net of costs	—	35,147,000
Proceeds from the exercise of common warrants	—	480,000
Proceeds from the exercise of stock options	—	17,000
Net cash provided by financing activities	—	35,644,000
Effect of foreign currency translation on cash	(7,000)	(16,000)
Net increase (decrease) in cash and cash equivalents	(4,303,000)	28,980,000
Cash and cash equivalents at beginning of period	55,070,000	19,025,000
Cash and cash equivalents at end of period	$50,767,000	$48,005,000

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

On May 20, 2021, the Company amended its certificate of incorporation to decrease the number of authorized shares of common stock par value $0.01 per share from 250,000,000 to 125,000,000, and to effect a one-for-fifteen reverse stock split of its common stock. All common stock, equity, share and per share amounts in the financial statements and notes have been retroactively adjusted to reflect this one-for-fifteen reverse stock split.

Liquidity

The Company has incurred recurring operating losses since inception. For the three months ended March 31, 2022, the Company incurred a net loss of $4,122,000 and as of March 31, 2022 the Company had generated an accumulated deficit of $448,841,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At March 31, 2022, the Company had cash and cash equivalents of $50,767,000. The Company will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy.

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

COVID-19

While the Company is not aware of a material impact from the novel coronavirus disease (“COVID-19”) pandemic through March 31, 2022, the full extent to which COVID-19 will directly or indirectly impact the Company’s business, results of operations and financial condition, including manufacturing, clinical trials and research and development costs, depends on future developments that are uncertain at this time.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, the consolidated statements of stockholders’ equity (deficit) for the three months ended March 31, 2022 and 2021 and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022, the results of its operations for the three months ended March 31, 2022 and 2021, and its cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are unaudited. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K filed with the SEC on March 21, 2022.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K filed with the SEC on March 21, 2022. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

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

3. Revenue

The Company’s revenue during the three months ended March 31, 2022 and 2021 was from its license and collaboration agreement with SymBio.

	Three Months Ended March 31,
	2022	2021
Symbio
Upfront license fee recognition over time	$56,000	$56,000

Deferred revenue is as follows:

Symbio
Upfront Payment
Deferred balance at December 31, 2021	$3,469,000
Recognition to revenue	(56,000)

Deferred balance at March 31, 2022	$3,413,000

4. Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at March 31, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive (reflects the number of common shares as if the dilutive securities had been converted to common stock):

	March 31,
	2022	2021
Warrants	491,586	512,202
Stock options	871,842	43,026
	1,363,428	555,228

5. Warrants

Common Stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the three months ended March 31, 2022 is as follows:

				Balance				Balance
		Exercise	Expiration	December 31,	Warrants	Warrants	Warrants	March 31,
Description	Classification	Price	Date	2021	Issued	Exercised	Expired	2022
Non-tradable pre-funded warrants	Equity	$2.25	July 2023	26	—	—	—	26
Non-tradable warrants	Equity	$24.00	December 2022	26,189	—	—	—	26,189
Non-tradable pre-funded warrants	Equity	$2.25	none	3,522	—	—	—	3,522
Non-tradable warrants	Equity	$24.00	December 2022	120,407	—	—	—	120,407
Non-tradable pre-funded warrants	Equity	$2.25	none	4,974	—	—	—	4,974
Non-tradable warrants	Equity	$30.00	September 2023	7,306	—	—	—	7,306
Non-tradable warrants	Equity	$3.00	November 2024	244,500	—	—	—	244,500
Non-tradable warrants	Equity	$6.54375	December 2024	16,953	—	—	—	16,953
Non-tradable warrants	Equity	$6.75450	December 2024	46,263	—	—	—	46,263
Non-tradable warrants	Equity	$6.77850	December 2023	29,968	—	—	—	29,968
				500,108	—	—	—	500,108

6. Balance Sheet Detail

Prepaid expenses and other current assets:

	March 31,	December 31,
	2022	2021
Research and development	$18,000	$15,000
Manufacturing	4,000	29,000
Insurance	255,000	253,000
Other	306,000	35,000
	$583,000	$332,000

Property and equipment:

	March 31,	December 31,
	2022	2021
Property and equipment	$70,000	$70,000
Accumulated depreciation	(35,000)	(32,000)
	$35,000	$38,000

Accrued expenses and other current liabilities:

	March 31,	December 31,
	2022	2021
Research and development	$1,765,000	$1,759,000
Employee compensation	727,000	1,217,000
Professional fees	108,000	156,000
	$2,600,000	$3,132,000

7. Fair Value Measurements

At both March 31, 2022 and December 31, 2021, the Company had no financial assets and liabilities measured at fair value on a recurring basis.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

During 2021, the Company had tradable warrants and non-tradable warrants that were classified as liabilities and measured at fair value on a recurring basis. The tradable warrants were listed on the Nasdaq Capital Market. The Company determined that an active and orderly market for the tradable warrants developed and that the Nasdaq Capital Market price was the best indicator of fair value of the warrant liability. The quoted market price was used to determine the fair value. The fair value of the non-tradable warrants was estimated using the Black-Scholes pricing model. All of these tradable and non-tradable warrants expired in July 2021. During the three months ended March 31, 2021, there was an increase in the fair value of the warrant liability of $636,000.

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

The 2021 Incentive Compensation Plan (the “2021 Plan”) was unanimously approved by the Company’s shareholders on July 30, 2021. Upon stockholders’ approval of the 2021 Plan, no further awards will be made under the amended 2018 Plan. Under the 2021 Plan, the Company may grant incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors and consultants, and advisors. The maximum aggregate number of shares of the Company’s common stock that may be issued under the 2021 Plan is 1,300,000. At March 31, 2022, there were 230,215 shares available for future issuance.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Company recognized stock-based compensation expense related to stock options and restricted stock units as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
General and administrative	$187,000	$56,000
Research and development	109,000	9,000
	$296,000	$65,000

A summary of stock option activity for the three months ended March 31, 2022 is as follows:

	Options Outstanding
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Balance, December 31, 2021	452,999	$20.71	9.42	$—
Authorized	—
Granted	418,125	$1.82	9.86	—
Exercised	—	$—	—	$—
Forfeitures/adjustments	718	$13,792.50	—
Balance, March 31, 2022	871,842	$11.64	9.50	$8,362.50
Exercisable at March 31, 2022	32,874	$218.85	7.25	$—

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

As of March 31, 2022, there was $1,986,000 of unrecognized compensation expense related to the unvested stock options which is expected to be recognized over a weighted-average period of approximately 2.38 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value of stock options include the following:

	Three months ended March 31,
	2022		2021
Risk-free interest rate	1.80%		0.62%
Expected volatility	121.76%		124.67%
Expected term	5.85	years	6.25	years
Expected dividend yield	0%		0%
Weighted average grant date fair value	$1.58		$3.75

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

On August 2, 2021, the compensation committee of the board of directors approved restricted stock unit grants to the Company’s employees (“2021 RSU”). An aggregate of 104,700 service-based RSUs were issued at a grant date fair value of $5.19. The 2021 RSU awards will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. The 2021 RSU awards were granted under the 2021 Plan. There were no vesting events, expirations, forfeitures, or cancelations of the 2021 RSUs during the period. On February 7, 2022, the compensation committee of the board of directors approved restricted stock unit grants to the Companies employees (“2022 RSU”). An aggregate of 148,343 service-based RSUs were issued at a grant date fair value of $1.82. The 2022 RSU awards will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. The 2021 RSU and 2022 RSU awards were granted under the 2021 Plan. There were no vesting events, expirations, forfeitures, or cancelations of the 2021 RSU or 2022 RSU during the period. At March 31, 2022, the unrecognized compensation cost related to unvested service-based RSUs was $681,000, which will be recognized over the remaining service period. During the three months ended March 31, 2022, the Company recognized $57,000 of stock-based compensation expense related to the 2021 RSU and 2022 RSU awards, which is included in additional paid-in capital.

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

The fair value of the 2021 SARs granted has been estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	As of March 31, 2022

Risk-free interest rate	2.42%
Expected volatility	132.18%
Expected term	5.39	years
Expected dividend yield	0%

During the three months ended March 31, 2022, the Company recognized $16,000 of reversals of compensation expense related to the SARs and PSUs. As of March 31, 2022, the SARs and PSUs liability was $70,000 and is included in accrued expenses. As of March 31, 2022, there was $6,000 of unrecognized compensation cost related to the 2020 SARs and PSUs and $168,000 of unrecognized compensation cost related to the 2021 SARs and PSUs.

9. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through March 31, 2022 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

10. Securities Registrations and Sales Agreements

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

Under the Equity Distribution Agreement, the Company has the right to set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Sandler may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made through The Nasdaq Capital Market or any other trading market for our common stock. The Equity Distribution Agreement provides that Piper Sandler is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Piper Sandler under the Equity Distribution Agreement. The Company has no obligation to sell any shares under the Equity Distribution Agreement, and may at any time suspend solicitation and offers under the Equity Distribution Agreement. Through March 31, 2022, the Company sold 109,523 shares under the agreement at a weighted average price of $5.32 per share. Net proceeds after commissions and offering expenses were approximately $0.5 million. There were no shares sold by the Company under the agreement during the three months ended March 31, 2022.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with interim unaudited condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report, and the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the SEC on March 21, 2022. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Onconova” refer to Onconova Therapeutics, Inc. and its consolidated subsidiaries.

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

You should also read carefully the factors described in the “Risk Factors” in our most recent annual report on Form 10-K, to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this report and you should not place undue reliance on any forward-looking statements.

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

Our net losses were $4.1 million and $4.7 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $448.8 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met. As of March 31, 2022, we had $50.8 million in cash and cash equivalents.

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

On August 20, 2021, we entered into an at-the-market equity distribution agreement for the sale of up to $25.0 million of common stock. Through March 31, 2022, we sold 109,523 shares under the agreement at a weighted average price of $5.32 per share. Net proceeds after commissions and offering expenses were approximately $0.5 million.

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

We believe that our cash and cash equivalents of $50.8 million, at March 31, 2022, will be sufficient to fund our operations and ongoing trials for at least 18 months from the date of this filing. We do not have a recurring source of revenue to fund our operations and will need to raise additional funds to continue to develop and apply for regulatory approval for our drug candidates.

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

Product Candidates / Compounds

Narazaciclib (ON 123300) — Differentiated Multi-Kinase Inhibitor Targeting CDK4/6

Pursuant to a license agreement with Temple University dated January 1, 1999 as amended March 21, 2013, we licensed compounds including our product candidate narazaciclib from Temple University. Narazaciclib is a multi-targeted kinase inhibitor targeting cyclin-dependent kinases (CDK) 2, 4, 6, and 9, AMPK related protein kinase 5 (ARK5), and colony-stimulating factor 1 receptor (CSF1R) at low nM concentrations as well as other tyrosine kinases believed to drive tumor cell proliferation, survival and metastasis. As an apoptotic and antiproliferative agent, narazaciclib modulates the levels and activities of regulatory proteins of the cell cycle, including cyclin D1 and inhibits retinoblastoma (Rb) protein binding. Narazaciclib inhibits cancer cell growth and suppresses deoxyribonucleic acid (DNA) synthesis by preventing CDK-mediated G1-S phase transition, followed by tumor cell death by induction of mitochondria-mediated apoptosis. We believe, based on data from preclinical studies, that narazaciclib has the potential to overcome the limitations of the current generation of approved cyclin dependent kinase (CDK) 4/6 inhibitors. The below table depicts the half-maximal in vitro inhibitory concentration (IC50) of narazaciclib palbociclib, ribociclib and abemaciclib. IC50 is a quantitative measure indicating the concentration of each drug needed to inhibit, in vitro, these listed kinases by 50%. We believe our CDK inhibitor is differentiated from other agents in the market or in development due to its multi-targeted kinase inhibition profile.

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

In partnership with HanX, a complementary Phase 1 dose escalation study (Study HX301) for patients with advanced relapsed/refractory cancer has been initiated in China at three sites and the first patient was enrolled on September 15, 2020. In this study HX301 (narazaciclib) is dosed every day for 21 days followed by 7 days off therapy in each 28 -day cycle. In China, the first four dose cohorts have been completed. The fifth cohort is enrolling patients at 200 mg per day.

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

Data from the recent presentation are from a patient with a history of multiple, unresectable SCCs that were unresponsive to prior treatments including cemiplimab. Results showed that intravenously administered rigosertib had an acceptable safety profile and that the patient experienced sustained clinical and histological remission of all lesions without signs of metastatic disease following 13 treatment cycles. The patient remains in complete remission and on drug, and the trial remains ongoing. An additional patient has recently been enrolled and additional patients are anticipated at sites in Salzburg, Austria; London, UK; and Philadelphia, Pennsylvania.

Though the trial’s currently available safety and efficacy data are from only a single patient, the investigators believe they represent an encouraging finding that warrants further study. In addition, the investigators and we believe the data generated in preclinical models that suggest rigosertib’s activity against PLK1 have now been preliminarily supported in the clinic, and suggest that rigosertib may play a role in other more common cancers driven by PLK1.

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

This management’s discussion and analysis of our financial condition and results of operations is based on our interim unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  There have been no significant changes in our critical accounting policies and estimates as discussed in our annual report on Form 10-K filed with the SEC on March 21, 2022.

The full extent to which COVID-19 will directly or indirectly impact our business, results of operations and financial condition, including expenses and manufacturing, clinical trials and research and development costs, depends on future developments that are uncertain at this time.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	Change
Revenue	$56,000	$56,000	$—
Operating expenses:
General and administrative	2,186,000	2,217,000	31,000
Research and development	2,002,000	1,937,000	(65,000)
Total operating expenses	4,188,000	4,154,000	(34,000)
Loss from operations	(4,132,000)	(4,098,000)	(34,000)
Change in fair value of warrant liability	—	(636,000)	636,000
Other income, net	10,000	19,000	(9,000)
Net loss	$(4,122,000)	$(4,715,000)	$593,000

Revenues

Revenues for 2022 were consistent with 2021, and were due to the recognition of deferred revenue from our collaboration with SymBio.

General and administrative expenses

General and administrative expenses in total were similar for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, decreasing by $31,000. This decrease was caused by $0.3 million decrease in investor relations, proxy solicitation, and fees related to our special meeting by proxy in 2021 which did not occur in 2022. This decrease was mostly offset by $0.2 million higher bonus accruals in the 2022 period and $0.1 million higher stock compensation expense in the 2022 period.

The details of our general and administrative expenses are:

	Three Months Ended March 31,
	2022	2021
Professional & consulting fees	$462,000	$518,000
Stock based compensation	187,000	56,000
Personnel related	997,000	778,000
Public company costs	205,000	532,000
Insurance & other	335,000	333,000
	$2,186,000	$2,217,000

Research and development expenses

Research and development expenses increased by $0.1 million, or 3%, to $2.0 million for the three months ended March 31, 2022 from $1.9 million for the three months ended March 31, 2021. This increase was caused primarily by $0.6 million higher manufacturing costs related to narazaciclib drug substance and drug product manufacturing. This increase was partially offset by $0.4 million lower clinical development and consulting expenses on the INSPIRE program in the 2022 period, and also by $0.1 million lower personnel and stock compensation expense during the 2022 period, following cash-settled stock appreciation rights exercises from former employees in early 2021.

The details of our research and development expenses are:

	Three Months Ended March 31,
	2022	2021
Preclinical & clinical development	$234,000	$567,000
Personnel related	585,000	821,000
Manufacturing, formulation & development	749,000	155,000
Stock based compensation	109,000	9,000
Consulting fees	325,000	385,000
	$2,002,000	$1,937,000

Change in fair value of warrant liability

The fair value of the warrant liability was reduced to $0 during the third quarter of 2021, following the expiration of the underlying tradable warrants. The change in the fair value of the warrant liability was $0.6 million during the three months ended March 31, 2021 based on the change in market value of the tradable warrants in the 2021 period.

Other income, net

Other income, net, was $10,000 and $19,000 for the three months ended March 31, 2022 and 2021, respectively. The change of $9,000 was due to lower foreign currency exchange gain, partially offset by higher interest income in the 2022 period.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $4.1 million and $4.7 million for the three months ended March 31, 2022 and 2021, respectively. Our operating activities used $4.3 million and $6.6 million of net cash during the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, we had an accumulated deficit of $448.8 million, working capital of $45.4 million, and cash and cash equivalents of $50.8 million. We believe that our cash and cash equivalents as of March 31, 2022, will be sufficient to fund our operations and ongoing trials for at least 18 months from the date of this filing.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(4,296,000)	$(6,648,000)
Investing activities	—	—
Financing activities	—	35,644,000
Effect of foreign currency translation	(7,000)	(16,000)
Net increase (decrease) in cash and cash equivalents	$(4,303,000)	$28,980,000

Net cash used in operating activities

Net cash used in operating activities was $4.3 million for the three months ended March 31, 2022 and consisted primarily of a net loss of $4.1 million, including $0.3 million of noncash stock-based compensation expense. Changes in operating assets and liabilities resulted in a net decrease in cash of $0.5 million. Significant changes in operating assets and liabilities included an increase in prepaid expenses and other current assets of $0.3 million, an increase in accounts payable of $0.4 million and decrease in accrued liabilities of $0.5 million due to timing of invoices and payments to our vendors, and a decrease in deferred revenue of $0.1 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

Net cash used in operating activities was $6.6 million for the three months ended March 31, 2021 and consisted primarily of a net loss of $4.7 million, including an increase in the fair value of warrant liability of $0.6 million, and $0.1 million of noncash stock-based compensation. Changes in operating assets and liabilities resulted in a net increase in cash of $2.6 million. Significant changes in operating assets and liabilities included a decrease in accounts payable and accrued liabilities of $2.7 million due to timing of invoices and payments to our vendors, partially offset by an decrease in prepaid expenses and other current assets of $0.1 million, and a decrease in deferred revenue of $0.1 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

Net cash provided by financing activities

There were no cash flows from financing activities during the three months ended March 31, 2022. Net cash provided by financing activities was $35.6 million for the three months ended March 31, 2021 resulting from proceeds received from the sales of common stock and the exercise of warrants.

Material Cash Requirements

We believe that our cash and cash equivalents of $50.8 million at March 31, 2022, will be sufficient to fund our operations and ongoing trials for at least 18 months from the date of this filing. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2022 to be slightly higher than 2021. We expect clinical trial costs to increase as we focus on our earlier clinical stage compound, narazaciclib, and increased headcount in our clinical and regulatory groups. We would also expect an increase in costs for any completed potential in-licensing, the timing of which would be determined by the timing of any potential in-licensing. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that, currently, our non-cancelable obligations under these agreements are not material.

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

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any pending material legal proceedings and are not aware of any such proceedings contemplated by governmental authorities.

Item 1A. Risk Factors

In addition to the information contained in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 21, 2022 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Dated: May 13, 2022

/s/ STEVEN M. FRUCMTMAN, M. D.
Steven M. Fruchtman, M.D.
President and Chief Executive Officer
(Principal Executive and Principal Operating Officer)

Dated: May 13, 2022

/s/ MARK GUERIN
Mark Guerin
Chief Financial Officer
(Principal Financial Officer)