Form 10-Q
period 2022-06-30
Onconova Therapeutics, Inc.
filed 2022-08-15
CIK 1130598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of August 1, 2022 was 20,895,563.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	ONTX	The Nasdaq Stock Market LLC

ONCONOVA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

All common stock, equity, share and per share amounts have been retroactively adjusted to reflect a one-for-fifteen reverse stock split which was effective May 20, 2021.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Onconova Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$46,533,000	$55,070,000
Receivables	28,000	28,000
Prepaid expenses and other current assets	1,472,000	332,000
Total current assets	48,033,000	55,430,000
Property and equipment, net	31,000	38,000
Other non-current assets	10,000	10,000
Total assets	$48,074,000	$55,478,000
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,003,000	$2,757,000
Accrued expenses and other current liabilities	3,231,000	3,132,000
Deferred revenue	226,000	226,000
Total current liabilities	6,460,000	6,115,000
Deferred revenue, non-current	3,130,000	3,243,000
Total liabilities	9,590,000	9,358,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 20,895,563 shares issued and outstanding at June 30, 2022 and December 31, 2021	209,000	209,000
Additional paid in capital	491,181,000	490,644,000
Accumulated deficit	(452,865,000)	(444,719,000)
Accumulated other comprehensive loss	(41,000)	(14,000)
Total stockholders’ equity	38,484,000	46,120,000
Total liabilities and stockholders’ equity	$48,074,000	$55,478,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$57,000	$57,000	$113,000	$113,000
Operating expenses:
General and administrative	2,139,000	2,850,000	4,325,000	5,067,000
Research and development	2,038,000	1,852,000	4,040,000	3,789,000
Total operating expenses	4,177,000	4,702,000	8,365,000	8,856,000
Loss from operations	(4,120,000)	(4,645,000)	(8,252,000)	(8,743,000)
Change in fair value of warrant liability	—	427,000	—	(209,000)
Other income, net	96,000	(13,000)	106,000	6,000
Net loss	$(4,024,000)	$(4,231,000)	$(8,146,000)	$(8,946,000)
Net loss per share, basic and diluted	$(0.19)	$(0.27)	$(0.39)	$(0.59)
Basic and diluted weighted average shares outstanding	20,904,085	15,780,863	20,904,085	15,201,719

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(4,024,000)	$(4,231,000)	$(8,146,000)	$(8,946,000)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	(20,000)	4,000	(27,000)	(12,000)
Other comprehensive (loss) income, net of tax	(20,000)	4,000	(27,000)	(12,000)
Comprehensive loss	$(4,044,000)	$(4,227,000)	$(8,173,000)	$(8,958,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)

	Three Month Periods Ended June 30, 2022 and 2021
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	deficit	(loss) income	Total
Balance at March 31, 2022	20,895,563	$209,000	$490,940,000	$(448,841,000)	$(21,000)	$42,287,000
Net loss	—	—	—	(4,024,000)	—	(4,024,000)
Other comprehensive loss	—	—	—	—	(20,000)	(20,000)
Stock-based compensation	—	—	241,000	—	—	241,000
Balance at June 30, 2022	20,895,563	$209,000	$491,181,000	$(452,865,000)	$(41,000)	$38,484,000

Balance at March 31, 2021	15,779,160	$158,000	$470,268,000	$(433,271,000)	$(2,000)	$37,153,000
Net loss	—	—	—	(4,231,000)	—	(4,231,000)
Other comprehensive loss	—	—	—	—	4,000	4,000
Exercise of stock options	1,776	—	7,000	—	—	7,000
Stock-based compensation	—	—	60,000	—	—	60,000
Shares issued in connection with reverse stock split	104	—	—	—	—	—
Balance at June 30, 2021	15,781,040	$158,000	$470,335,000	$(437,502,000)	$2,000	$32,993,000

	Six Month Periods Ended June 30, 2022 and 2021
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	deficit	income (loss)	Total
Balance at December 31, 2021	20,895,563	$209,000	$490,644,000	$(444,719,000)	$(14,000)	$46,120,000
Net loss	—	—	—	(8,146,000)	—	(8,146,000)
Other comprehensive loss	—	—	—	—	(27,000)	(27,000)
Stock-based compensation	—	—	537,000	—	—	537,000
Balance at June 30, 2022	20,895,563	$209,000	$491,181,000	$(452,865,000)	$(41,000)	$38,484,000

Balance at December 31, 2020	12,396,219	$124,000	$434,593,000	$(428,556,000)	$14,000	$6,175,000
Net loss	—	—	—	(8,946,000)	—	(8,946,000)
Other comprehensive loss	—	—	—	—	(12,000)	(12,000)
Exercise of stock options	4,642	—	24,000	—	—	24,000
Stock-based compensation	—	—	125,000	—	—	125,000
Shares issued in connection with reverse stock split	104	—	—	—	—	—
Issuance of common stock, net	3,220,075	32,000	35,115,000	—	—	35,147,000
Issuance of common stock upon exercise of warrants	160,000	2,000	478,000	—	—	480,000
Balance at June 30, 2021	15,781,040	$158,000	$470,335,000	$(437,502,000)	$2,000	$32,993,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(8,146,000)	$(8,946,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,000	7,000
Change in fair value of warrant liabilities	—	209,000
Stock compensation expense	537,000	125,000
Changes in assets and liabilities:
Receivables	—	10,000
Prepaid expenses and other current assets	(1,140,000)	265,000
Other assets	—	10,000
Accounts payable	246,000	(543,000)
Accrued expenses and other current liabilities	99,000	(1,979,000)
Deferred revenue	(113,000)	(113,000)
Net cash used in operating activities	(8,510,000)	(10,955,000)

Financing activities:
Proceeds from the sale of common stock and warrants, net of costs	—	35,147,000
Proceeds from the exercise of common warrants	—	480,000
Proceeds from the exercise of stock options	—	24,000
Net cash provided by financing activities	—	35,651,000
Effect of foreign currency translation on cash	(27,000)	(12,000)
Net (decrease) increase in cash and cash equivalents	(8,537,000)	24,684,000
Cash and cash equivalents at beginning of period	55,070,000	19,025,000
Cash and cash equivalents at end of period	$46,533,000	$43,709,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

The Company

Onconova Therapeutics, Inc. (the “Company”) was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company’s headquarters are located in Newtown, Pennsylvania. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing novel products for patients with cancer. The Company has proprietary molecularly targeted agents designed to disrupt specific cellular pathways that are important for cancer cell proliferation. The Company believes that the product candidates in its pipeline have the potential to be efficacious in a variety of cancers with unmet medical need. The Company has the following two clinical-stage programs: 1. narazaciclib (ON 123300), a multi-targeted kinase inhibitor in solid tumors and hematological malignancies as a single agent or in combination with other anti-cancer therapies; and 2. rigosertib administered alone or in combination for the treatment of solid tumors. During 2012, Onconova Europe GmbH was established as a wholly owned subsidiary of the Company for the purpose of further developing business in Europe.

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

Liquidity

The Company has incurred recurring operating losses since inception. For the six months ended June 30, 2022, the Company incurred a net loss of $8,146,000 and as of June 30, 2022 the Company had generated an accumulated deficit of $452,865,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At June 30, 2022, the Company had cash and cash equivalents of $46,533,000. The Company will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy.

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

COVID-19

While the Company is not aware of a material impact from the novel coronavirus disease (“COVID-19”) pandemic through June 30, 2022, the full extent to which COVID-19 will directly or indirectly impact the Company’s business, results of operations and financial condition, including manufacturing, clinical trials and research and development costs, depends on future developments that are uncertain at this time.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, the consolidated statements of stockholders’ equity (deficit) for the three and six months ended June 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022, the results of its operations for the three and six months ended June 30, 2022 and 2021, and its cash flows for the six months ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021 are unaudited. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K filed with the SEC on March 21, 2022.

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

3. Revenue

The Company’s revenue during the three and six months ended June 30, 2022 and 2021 was from its license and collaboration agreement with SymBio.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Symbio
Upfront license fee recognition over time	$57,000	$57,000	$113,000	$113,000

Deferred revenue is as follows:

Symbio
Upfront Payment
Deferred balance at December 31, 2021	$3,469,000
Recognition to revenue	(113,000)

Deferred balance at June 30, 2022	$3,356,000

4. Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at June 30, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive (reflects the number of common shares as if the dilutive securities had been converted to common stock):

	June 30,
	2022	2021
Warrants	491,586	512,202
Stock options	850,553	43,026
	1,342,139	555,228

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the six months ended June 30, 2022 is as follows:

				Balance				Balance
		Exercise	Expiration	December 31,	Warrants	Warrants	Warrants	June 30,
Description	Classification	Price	Date	2021	Issued	Exercised	Expired	2022
Non-tradable pre-funded warrants	Equity	$2.25	July 2023	26	—	—	—	26
Non-tradable warrants	Equity	$24.00	December 2022	26,189	—	—	—	26,189
Non-tradable pre-funded warrants	Equity	$2.25	none	3,522	—	—	—	3,522
Non-tradable warrants	Equity	$24.00	December 2022	120,407	—	—	—	120,407
Non-tradable pre-funded warrants	Equity	$2.25	none	4,974	—	—	—	4,974
Non-tradable warrants	Equity	$30.00	September 2023	7,306	—	—	—	7,306
Non-tradable warrants	Equity	$3.00	November 2024	244,500	—	—	—	244,500
Non-tradable warrants	Equity	$6.54375	December 2024	16,953	—	—	—	16,953
Non-tradable warrants	Equity	$6.75450	December 2024	46,263	—	—	—	46,263
Non-tradable warrants	Equity	$6.77850	December 2023	29,968	—	—	—	29,968
				500,108	—	—	—	500,108

6. Balance Sheet Detail

Prepaid expenses and other current assets:

	June 30,	December 31,
	2022	2021
Research and development	$1,050,000	$15,000
Manufacturing	31,000	29,000
Insurance	85,000	253,000
Other	306,000	35,000
	$1,472,000	$332,000

Property and equipment:

	June 30,	December 31,
	2022	2021
Property and equipment	$70,000	$70,000
Accumulated depreciation	(39,000)	(32,000)
	$31,000	$38,000

Accrued expenses and other current liabilities:

	June 30,	December 31,
	2022	2021
Research and development	$1,968,000	$1,759,000
Employee compensation	1,054,000	1,217,000
Professional fees	209,000	156,000
	$3,231,000	$3,132,000

7. Fair Value Measurements

At both June 30, 2022 and December 31, 2021, the Company had no financial assets and liabilities measured at fair value on a recurring basis.

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

During 2021, the Company had tradable warrants and non-tradable warrants that were classified as liabilities and measured at fair value on a recurring basis. The tradable warrants were listed on the Nasdaq Capital Market. The Company determined that an active and orderly market for the tradable warrants developed and that the Nasdaq Capital Market price was the best indicator of fair value of the warrant liability. The quoted market price was used to determine the fair value. The fair value of the non-tradable warrants was estimated using the Black-Scholes pricing model. All of these tradable and non-tradable warrants expired in July 2021. During the three and six months ended June 30, 2021, there was a decrease (increase) in the fair value of the warrant liability of $427,000 and ($209,000), respectively.

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

The 2021 Incentive Compensation Plan (the “2021 Plan”) was unanimously approved by the Company’s shareholders on July 30, 2021. Upon stockholders’ approval of the 2021 Plan, no further awards will be made under the amended 2018 Plan. Under the 2021 Plan, the Company may grant incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors and consultants, and advisors. The maximum aggregate number of shares of the Company’s common stock that may be issued under the 2021 Plan is 1,300,000. At June 30, 2022, there were 258,337 shares available for future issuance.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Company recognized stock-based compensation expense related to stock options and restricted stock units as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	$72,000	$43,000	$259,000	$99,000
Research and development	169,000	17,000	278,000	26,000
	$241,000	$60,000	$537,000	$125,000

A summary of stock option activity for the six months ended June 30, 2022 is as follows:

	Options Outstanding
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Balance, December 31, 2021	452,999	$20.71	9.42	$—
Authorized	—
Granted	491,825	$1.75	9.66	—
Exercised	—	$—	—	$—
Forfeitures/adjustments	(94,271)	$3.37	—
Balance, June 30, 2022	850,553	$11.67	9.26	$—
Exercisable at June 30, 2022	40,302	$179.88	6.51	$—

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

As of June 30, 2022, there was $2,166,000 of unrecognized compensation expense related to the unvested stock options which is expected to be recognized over a weighted-average period of approximately 2.33 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value of stock options include the following:

	Six months ended June 30,
	2022		2021
Risk-free interest rate	2.01%		1.02%
Expected volatility	121.49%		123.32%
Expected term	5.85	years	6.25	years
Expected dividend yield	0%		0%
Weighted average grant date fair value	$1.51		$0.25

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

On August 2, 2021, the compensation committee of the board of directors approved restricted stock unit grants to the Company’s employees (“2021 RSU”). An aggregate of 104,700 service-based RSUs were issued at a grant date fair value of $5.19. The 2021 RSU awards will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. The 2021 RSU awards were granted under the 2021 Plan. There were no vesting events, expirations, forfeitures, or cancelations of the 2021 RSUs during the period. On February 7, 2022, the compensation committee of the board of directors approved restricted stock unit grants to the Companies employees (“2022 RSU”). An aggregate of 148,343 service-based RSUs were issued at a grant date fair value of $1.82. The 2022 RSU awards will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. The 2021 RSU and 2022 RSU awards were granted under the 2021 Plan. There were no vesting events, expirations, or cancelations of the 2021 RSU or 2022 RSU during the period. There were forfeitures of 31,033 RSUs during the six months ended June 30, 2022. At June 30, 2022, the unrecognized compensation cost related to unvested service-based RSUs was $568,000, which will be recognized over the remaining service period.

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

The fair value of the 2021and 2020 SARs granted has been estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	As of June 30, 2022

Risk-free interest rate	3.01%
Expected volatility	133.44%
Expected term	5.14	years
Expected dividend yield	0%

During the three months ended June 30, 2022 and 2021, the Company recognized $15,000 and $476,000 related to the SARs and PSUs, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized $1,000 of reversals of compensation expense and $521,000 of compensation expense related to the SARs and PSUs, respectively. The expense recognized in the 2021 periods includes approximately $442,000 of compensation expense resulting from the exercise of 2020 SARs during February 2021. As of June 30, 2022, the SARs and PSUs liability was $63,000 and is included in accrued expenses. As of June 30, 2022, there was $85,000 of unrecognized compensation cost related to the 2020 and 2021 SARs and PSUs.

9. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through June 30, 2022 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

Under the Equity Distribution Agreement, the Company has the right to set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Sandler may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made through The Nasdaq Capital Market or any other trading market for our common stock. The Equity Distribution Agreement provides that Piper Sandler is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Piper Sandler under the Equity Distribution Agreement. The Company has no obligation to sell any shares under the Equity Distribution Agreement, and may at any time suspend solicitation and offers under the Equity Distribution Agreement. Through June 30, 2022, the Company sold 109,523 shares under the agreement at a weighted average price of $5.32 per share. Net proceeds after commissions and offering expenses were approximately $0.5 million. There were no shares sold by the Company under the agreement during the six months ended June 30, 2022.

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

Our net losses were $8.1 million and $8.9 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $452.9 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met. As of June 30, 2022, we had $46.5 million in cash and cash equivalents.

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

On August 20, 2021, we entered into an at-the-market equity distribution agreement for the sale of up to $25.0 million of common stock. Through June 30, 2022, we sold 109,523 shares under the agreement at a weighted average price of $5.32 per share. Net proceeds after commissions and offering expenses were approximately $0.5 million.

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

We believe that our cash and cash equivalents of $46.5 million, at June 30, 2022, will be sufficient to fund our operations and ongoing trials for at least 18 months from the date of this filing. We do not have a recurring source of revenue to fund our operations and will need to raise additional funds to continue to develop and apply for regulatory approval for our drug candidates.

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

Our IND submission to the US FDA was submitted in November 2020 and the FDA Study May Proceed letter was issued in December 2020. Enrollment into the US phase 1 study (Study 19-01) commenced in May 2021. Enrollment in the fourth dose cohort of the Phase 1 solid tumor study of narazaciclib is complete with no dose limiting toxicities (DLT’s) observed. The fifth dose cohort is currently ongoing. The study will assess the safety, tolerability and pharmacokinetics of narazaciclib administered orally at increasing doses starting at 40 mg daily for consecutive 28-day cycles in patients (n=36) with relapsed/refractory advanced cancer.

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

CSF1R is in the class III kinase receptors that include c-Kit, platelet-derived growth factor receptor (PDGFR) alpha, and FLT3. CSF1R has 2 high affinity binding ligands, colony stimulating factor 1 (CSF-1), also known as macrophage colony-stimulating factor (M-CSF) and interleukin 34 (IL-34). CSF-1 is important for the differentiation and proliferation of myeloid progenitor cells into macrophages, monocytes, dendritic cells, and osteoclasts. Macrophages play an important role in the pathogenesis of not only tumor growth but multiple other diseases such as inflammatory diseases and bone metabolism. High levels of CSF-1 are critical for the recruitment of tumor associated macrophages (TAMs), predominantly the immunosuppressive phenotype (M2). They are the main inflammatory immune cells in the tumor microenvironment and are involved in tumor immunosuppression, angiogenesis, invasion, and metastasis.

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

Oral Rigosertib and PD-1 Combination in KRAS-Mutated Cancers

We are currently supporting investigator-initiated studies (ISS) that are exploring the use of rigosertib for cancers driven by mutated Ras genes including a Phase 1/2a study of rigosertib in combination with a PD-1 inhibitor for patients with progressive K-Ras mutated non-small cell lung cancer (NSCLC). The NSCLC study is open and continues to enroll patients. The objectives of this study are to identify the recommended Phase 2 dose (RP2D) for future studies and characterize the safety profile of the combination treatment. Final results of the Phase 1 portion of the study are expected in late 2022. On June 28, 2021, we announced an update regarding this NSCLC study, with an expansion of the trial underway at the highest dose in the current protocol. To date, one patient with a dose limiting toxicity of hyponatremia has been observed. Continued dose escalation is being considered as we believe the maximum tolerated dose has not been reached. In addition, preliminary efficacy data support the preclinical observation of rigosertib augmenting the response to checkpoint inhibition (CPI) in patients who had previously failed all standard of care treatment, including CPI. Interim data presented at the 3rd Annual RAS Targeted Drug Development Summit (September 21-23, 2021), demonstrated two partial responses and one stable disease out of seven evaluable patients, or a clinical benefit rate of 43% (3/7). The three patients with clinical benefit harbored different KRAS mutations; suggesting that patients with a variety of KRAS mutations may have the potential to respond to the novel combination including rigosertib. An abstract with updated information was submitted to the European Society of Medical Oncology (ESMO) meeting scheduled to take place in September 2022. We believe this supports further investigation of rigosertib in combination with CPI in KRAS mutated NSCLC.

On June 17, 2021, we announced a publication in Molecular Cancer (Yan, C., Saleh, N., Yang, J. et al. Novel induction of CD40 expression by tumor cells with RAS/RAF/PI3K pathway inhibition augments response to checkpoint blockade. Mol Cancer 20, 85; 2021) which demonstrated that rigosertib synergistically combined with CPI improved tumor growth inhibition and survival in a murine melanoma model that did not respond to CPI alone. It was postulated that rigosertib’s anti-cancer activity was due to its ability to reverse immunosuppressive tumor microenvironments. We believe this pre-clinical data support the clinical evaluation of rigosertib in combination with a CPI in metastatic melanoma that has progressed on CPI therapy and we expect an ISS for continued development in the area will be open for enrollment in mid-2022.

Rigosertib as monotherapy

Based on rigosertib’s activity against another important cell cycle pathway, PLK-1 (Antanasova, 2019), a Phase 1b/2 ISS with rigosertib monotherapy in patients with advanced squamous cell carcinoma associated with recessive dystrophic epidermolysis bullosa (RDEB-SCC) is enrolling patients. As we disclosed in December 2021 early preliminary data from an investigator-initiated Phase 2 open label trial of rigosertib monotherapy in advanced squamous cell carcinoma complicating recessive dystrophic epidermolysis bullosa (RDEB- SCC) were presented at the Austrian Society of Dermatology and Venerology Annual Conference 2021, which took place from November 25 – 27, 2021 and more recently at the World Congress on Rare Skin Diseases which took place in Paris, June 7-9, 2022.

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

Data from the recent presentations are from a patient with a history of multiple, unresectable SCCs that were unresponsive to prior treatments including cemiplimab. Results showed that intravenously administered rigosertib had an acceptable safety profile and that the patient experienced sustained clinical and histological complete remission of all lesions without signs of metastatic disease following 13 treatment cycles. The patient remains in complete remission and on drug, and the trial remains ongoing. A second patient was recently enrolled, however, the patient was removed from the study by the Principal Investigator due to noncompliance. Additional patients are anticipated.

Though the trial’s currently available safety and efficacy data are from only a single patient, the investigators believe they represent an encouraging finding that warrants further study. In addition, the investigators and we believe the data generated in preclinical models that suggest rigosertib’s activity against PLK1 have now been preliminarily supported in the clinic and suggest that rigosertib may play a role in other more common cancers driven by PLK1.

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

The NCI has conducted preclinical studies with cell lines from two pediatric solid tumors (rhabdomyosarcoma and neuroblastoma), including xenograft models. For both tumor cell lines, in vitro rigosertib exposure was associated with reduced cell viability associated with destabilization of microtubules, mitotic arrest and apoptosis. In a rhabdomyosarcoma xenograft model, rigosertib treatment delayed time to tumor progression and prolonged survival in the animals treated with rigosertib. (Kowalczyk, 2020).

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021	Change
Revenue	$57,000	$57,000	$—
Operating expenses:
General and administrative	2,139,000	2,850,000	711,000
Research and development	2,038,000	1,852,000	(186,000)
Total operating expenses	4,177,000	4,702,000	525,000
Loss from operations	(4,120,000)	(4,645,000)	525,000
Change in fair value of warrant liability	—	427,000	(427,000)
Other income, net	96,000	(13,000)	109,000
Net loss	$(4,024,000)	$(4,231,000)	$207,000

Revenues

Revenues for 2022 were consistent with 2021, and were due to the recognition of deferred revenue from our collaboration with SymBio.

General and administrative expenses

General and administrative expenses decreased $0.7 million, or 26%, to $2.1 million for the three months ended June 30, 2022 from $2.9 million for the three months ended June 30, 2021. This decrease was caused by $0.9 million decrease in investor relations, proxy solicitation, and fees related to our special meeting by proxy in 2021 which did not occur in 2022. This decrease was mostly partially offset by a $0.2 million increase in salary costs and bonus accruals in the 2022 period.

The details of our general and administrative expenses are:

	Three Months Ended June 30,
	2022	2021
Professional & consulting fees	$417,000	$423,000
Stock based compensation	72,000	43,000
Personnel related	919,000	772,000
Public company costs	372,000	1,367,000
Insurance & other	359,000	245,000
	$2,139,000	$2,850,000

Research and development expenses

Research and development expenses increased by $0.2 million, or 10%, to $2.0 million for the three months ended June 30, 2022 from $1.8 million for the three months ended June 30, 2021. This increase was caused primarily by $0.3 million higher salary costs and bonus accruals in the 2022 period and $0.2 million higher stock compensation expense during the 2022 period. These increases were partially offset by a $0.3 million decrease in manufacturing costs related to the timing of narazaciclib drug substance and drug product manufacturing.

The details of our research and development expenses are:

	Three Months Ended June 30,
	2022	2021
Preclinical & clinical development	$574,000	$584,000
Personnel related	645,000	296,000
Manufacturing, formulation & development	272,000	553,000
Stock based compensation	169,000	17,000
Consulting fees	378,000	402,000
	$2,038,000	$1,852,000

Change in fair value of warrant liability

The fair value of the warrant liability was reduced to $0 during the third quarter of 2021, following the expiration of the underlying tradable warrants. The change in the fair value of the warrant liability was $0.4 million during the three months ended June 30, 2021 based on the change in market value of the tradable warrants in the 2021 period.

Other income, net

Other income, net, was income of $96,000 and expense of $13,000 for the three months ended June 30, 2022 and 2021, respectively. The change of $109,000 was due to $32,000 higher foreign currency exchange gain and $77,000 higher interest income in the 2022 period.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021	Change
Revenue	$113,000	$113,000	$—
Operating expenses:
General and administrative	4,325,000	5,067,000	742,000
Research and development	4,040,000	3,789,000	(251,000)
Total operating expenses	8,365,000	8,856,000	491,000
Loss from operations	(8,252,000)	(8,743,000)	491,000
Change in fair value of warrant liability	—	(209,000)	209,000
Other income, net	106,000	6,000	100,000
Net loss	$(8,146,000)	$(8,946,000)	$800,000

Revenues

Revenues for 2022 were consistent with 2021, and were due to the recognition of deferred revenue from our collaboration with SymBio.

General and administrative expenses

General and administrative expenses decreased $0.8 million, or 15% to $4.3 million for the six months ended June 30, 2022, from $5.1 million for the six months ended June 30, 2021. This decrease was caused a $1.3 million decrease in investor relations, proxy solicitation, and fees related to our special meeting by proxy in 2021 which did not occur in 2022. This decrease was partially offset by a $0.4 million increase in payroll expenses and bonus accruals in the 2022 period and $0.1 million higher stock compensation expense in the 2022 period.

The details of our general and administrative expenses are:

	Six Months Ended June 30,
	2022	2021
Professional & consulting fees	$893,000	$941,000
Stock based compensation	259,000	99,000
Personnel related	1,916,000	1,573,000
Public company costs	563,000	1,876,000
Insurance & other	694,000	578,000
	$4,325,000	$5,067,000

Research and development expenses

Research and development expenses increased by $0.2 million, or 7%, to $4.0 million for the six months ended June 30, 2022 from $3.8 million for the three months ended June 30, 2021. This increase was caused primarily by $0.3 million higher manufacturing costs related to narazaciclib drug substance and drug product manufacturing and $0.3 million higher stock based compensation expense in the 2022 period. These increases were partially offset by a $0.4 million decrease in clinical development and consulting expenses on the INSPIRE program in the 2022 period.

The details of our research and development expenses are:

	Six Months Ended June 30,
	2022	2021
Preclinical & clinical development	$811,000	$1,150,000
Personnel related	1,228,000	1,117,000
Manufacturing, formulation & development	1,020,000	708,000
Stock based compensation	278,000	26,000
Consulting fees	703,000	788,000
	$4,040,000	$3,789,000

Change in fair value of warrant liability

The fair value of the warrant liability was reduced to $0 during the third quarter of 2021, following the expiration of the underlying tradable warrants. The change in the fair value of the warrant liability was an increase of $0.2 million during the six months ended June 30, 2021 based on the change in market value of the tradable warrants in the 2021 period.

Other income, net

Other income, net, was $106,000 and $6,000 for the six months ended June 30, 2022 and 2021, respectively. The change of $100,000 was due to $20,000 higher foreign currency exchange gain and $80,000 higher interest income in the 2022 period.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $8.1 million and $8.9 million for the six months ended June 30, 2022 and 2021, respectively. Our operating activities used $8.5 million and $11.0 million of net cash during the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, we had an accumulated deficit of $452.9 million, working capital of $41.6 million, and cash and cash equivalents of $46.5 million. We believe that our cash and cash equivalents as of June 30, 2022, will be sufficient to fund our operations and ongoing trials for at least 18 months from the date of this filing.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(8,510,000)	$(10,955,000)
Investing activities	—	—
Financing activities	—	35,651,000
Effect of foreign currency translation	(27,000)	(12,000)
Net increase (decrease) in cash and cash equivalents	$(8,537,000)	$24,684,000

Net cash used in operating activities

Net cash used in operating activities was $8.5 million for the six months ended June 30, 2022 and consisted primarily of a net loss of $8.2 million, including $0.5 million of noncash stock-based compensation expense. Changes in operating assets and liabilities resulted in a net decrease in cash of $0.9 million. Significant changes in operating assets and liabilities included an increase in prepaid expenses and other current assets of $1.2 million, an increase in accounts payable of $0.3 million and decrease in accrued liabilities of $0.1 million due to timing of invoices and payments to our vendors, and a decrease in deferred revenue of $0.1 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

Net cash used in operating activities was $11.0 million for the six months ended June 30, 2021 and consisted primarily of a net loss of $8.9 million, including an increase in the fair value of warrant liability of $0.2 million, and $0.1 million of both noncash stock-based compensation and depreciation expense. Changes in operating assets and liabilities resulted in a net decrease in cash of $2.3 million. Significant changes in operating assets and liabilities included a decrease in prepaid expenses and other current assets of $0.3 million and a decrease in accounts payable and accrued liabilities of $2.5 million due to timing of invoices and payments to our vendors, and a decrease in deferred revenue of $0.1 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

Net cash provided by financing activities

There were no cash flows from financing activities during the six months ended June 30, 2022. Net cash provided by financing activities was $35.7 million for the six months ended June 30, 2021 resulting from proceeds received from the sales of common stock and the exercise of warrants.

Material Cash Requirements

We believe that our cash and cash equivalents of $46.5 million at June 30, 2022, will be sufficient to fund our operations and ongoing trials for at least 18 months from the date of this filing. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Employment Agreement Amendment between Onconova Therapeutics, Inc. and Mark Guerin dated June 10, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2022).

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

ONCONOVA THERAPEUTICS, INC.

Dated: August 15, 2022

/s/ STEVEN M. FRUCMTMAN, M. D.
Steven M. Fruchtman, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 15, 2022

/s/ MARK GUERIN
Mark Guerin
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)