Form 10-Q
period 2022-09-30
Onconova Therapeutics, Inc.
filed 2022-11-14
CIK 1130598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of November 1, 2022 was 20,925,992.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	ONTX	The Nasdaq Stock Market LLC

ONCONOVA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

All common stock, equity, share and per share amounts have been retroactively adjusted to reflect a one-for-fifteen reverse stock split which was effective May 20, 2021.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Onconova Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$42,613,000	$55,070,000
Receivables	28,000	28,000
Prepaid expenses and other current assets	1,110,000	332,000
Total current assets	43,751,000	55,430,000
Property and equipment, net	28,000	38,000
Other non-current assets	1,000	10,000
Total assets	$43,780,000	$55,478,000
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,760,000	$2,757,000
Accrued expenses and other current liabilities	3,350,000	3,132,000
Deferred revenue	226,000	226,000
Total current liabilities	7,336,000	6,115,000
Deferred revenue, non-current	3,073,000	3,243,000
Total liabilities	10,409,000	9,358,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 20,925,992 and 20,895,563 shares issued and outstanding at September 30, 2022 and December 31, 2021	209,000	209,000
Additional paid in capital	491,486,000	490,644,000
Accumulated deficit	(458,263,000)	(444,719,000)
Accumulated other comprehensive loss	(61,000)	(14,000)
Total stockholders’ equity	33,371,000	46,120,000
Total liabilities and stockholders’ equity	$43,780,000	$55,478,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$57,000	$57,000	$170,000	$170,000
Operating expenses:
General and administrative	2,105,000	2,284,000	6,430,000	7,351,000
Research and development	3,593,000	1,763,000	7,633,000	5,552,000
Total operating expenses	5,698,000	4,047,000	14,063,000	12,903,000
Loss from operations	(5,641,000)	(3,990,000)	(13,893,000)	(12,733,000)
Change in fair value of warrant liability	—	530,000	—	321,000
Other income, net	243,000	7,000	349,000	13,000
Net loss	$(5,398,000)	$(3,453,000)	$(13,544,000)	$(12,399,000)
Net loss per share, basic and diluted	$(0.26)	$(0.22)	$(0.65)	$(0.80)
Basic and diluted weighted average shares outstanding	20,915,408	15,979,180	20,902,251	15,463,720

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(5,398,000)	$(3,453,000)	$(13,544,000)	$(12,399,000)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	(20,000)	(8,000)	(47,000)	(20,000)
Other comprehensive (loss) income, net of tax	(20,000)	(8,000)	(47,000)	(20,000)
Comprehensive loss	$(5,418,000)	$(3,461,000)	$(13,591,000)	$(12,419,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)

	Three Month Periods Ended September 30, 2022 and 2021
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	deficit	(loss) income	Total
Balance at June 30, 2022	20,895,563	$209,000	$491,181,000	$(452,865,000)	$(41,000)	$38,484,000
Net loss	—	—	—	(5,398,000)	—	(5,398,000)
Other comprehensive loss	—	—	—	—	(20,000)	(20,000)
Stock-based compensation	—	—	305,000	—	—	305,000
Shares issued for vested restricted stock units	30,429	—	—	—	—	—
Balance at September 30, 2022	20,925,992	$209,000	$491,486,000	$(458,263,000)	$(61,000)	$33,371,000

Balance at June 30, 2021	15,781,040	$158,000	$470,335,000	$(437,502,000)	$2,000	$32,993,000
Net loss	—	—	—	(3,453,000)	—	(3,453,000)
Other comprehensive loss	—	—	—	—	(8,000)	(8,000)
Stock-based compensation	—	—	190,000	—	—	190,000
Issuance of common stock, net	5,109,523	51,000	19,893,000	—	—	19,944,000
Balance at September 30, 2021	20,890,563	$209,000	$490,418,000	$(440,955,000)	$(6,000)	$49,666,000

	Nine Month Periods Ended September 30, 2022 and 2021
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	deficit	income (loss)	Total
Balance at December 31, 2021	20,895,563	$209,000	$490,644,000	$(444,719,000)	$(14,000)	$46,120,000
Net loss	—	—	—	(13,544,000)	—	(13,544,000)
Other comprehensive loss	—	—	—	—	(47,000)	(47,000)
Stock-based compensation	—	—	842,000	—	—	842,000
Shares issued for vested restricted stock units	30,429	—	—	—	—	—
Balance at September 30, 2022	20,925,992	$209,000	$491,486,000	$(458,263,000)	$(61,000)	$33,371,000

Balance at December 31, 2020	12,396,219	$124,000	$434,593,000	$(428,556,000)	$14,000	$6,175,000
Net loss	—	—	—	(12,399,000)	—	(12,399,000)
Other comprehensive loss	—	—	—	—	(20,000)	(20,000)
Exercise of stock options	4,642	—	24,000	—	—	24,000
Stock-based compensation	—	—	315,000	—	—	315,000
Shares issued in connection with reverse stock split	104	—	—	—	—	—
Issuance of common stock, net	8,329,598	83,000	55,008,000	—	—	55,091,000
Issuance of common stock upon exercise of warrants	160,000	2,000	478,000	—	—	480,000
Balance at September 30, 2021	20,890,563	$209,000	$490,418,000	$(440,955,000)	$(6,000)	$49,666,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(13,544,000)	$(12,399,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,000	10,000
Change in fair value of warrant liabilities	—	(321,000)
Stock compensation expense	842,000	315,000
Changes in assets and liabilities:
Receivables	—	8,000
Prepaid expenses and other current assets	(778,000)	193,000
Other assets	9,000	138,000
Accounts payable	1,003,000	(783,000)
Accrued expenses and other current liabilities	218,000	(2,213,000)
Deferred revenue	(170,000)	(170,000)
Net cash used in operating activities	(12,410,000)	(15,222,000)

Financing activities:
Proceeds from the sale of common stock and warrants, net of costs	—	55,091,000
Proceeds from the exercise of common warrants	—	480,000
Proceeds from the exercise of stock options	—	24,000
Net cash provided by financing activities	—	55,595,000
Effect of foreign currency translation on cash	(47,000)	(20,000)
Net (decrease) increase in cash and cash equivalents	(12,457,000)	40,353,000
Cash and cash equivalents at beginning of period	55,070,000	19,025,000
Cash and cash equivalents at end of period	$42,613,000	$59,378,000

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

Liquidity

The Company has incurred recurring operating losses since inception. For the nine months ended September 30, 2022, the Company incurred a net loss of $13,544,000 and as of September 30, 2022 the Company had generated an accumulated deficit of $458,263,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At September 30, 2022, the Company had cash and cash equivalents of $42,613,000. The Company will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy.

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

COVID-19

While the Company is not aware of a material impact from the novel coronavirus disease (“COVID-19”) pandemic through September 30, 2022, the full extent to which COVID-19 will directly or indirectly impact the Company’s business, results of operations and financial condition, including manufacturing, clinical trials and research and development costs, depends on future developments that are uncertain at this time.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the consolidated statements of stockholders’ equity (deficit) for the three and nine months ended September 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022, the results of its operations for the three and nine months ended September 30, 2022 and 2021, and its cash flows for the nine months ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2021 are unaudited. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K filed with the SEC on March 21, 2022.

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

3. Revenue

The Company’s revenue during the three and nine months ended September 30, 2022 and 2021 was from its license and collaboration agreement with SymBio.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Symbio
Upfront license fee recognition over time	$57,000	$57,000	$170,000	$170,000

Deferred revenue is as follows:

Symbio
Upfront Payment
Deferred balance at December 31, 2021	$3,469,000
Recognition to revenue	(170,000)

Deferred balance at September 30, 2022	$3,299,000

4. Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at September 30, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive (reflects the number of common shares as if the dilutive securities had been converted to common stock):

	September 30,
	2022	2021
Warrants	491,586	496,586
Stock options	1,178,498	438,006
	1,670,084	934,592

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Warrants

Common Stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the nine months ended September 30, 2022 is as follows:

				Balance				Balance
		Exercise	Expiration	December 31,	Warrants	Warrants	Warrants	September 30,
Description	Classification	Price	Date	2021	Issued	Exercised	Expired	2022
Non-tradable pre-funded warrants	Equity	$2.25	July 2023	26	—	—	—	26
Non-tradable warrants	Equity	$24.00	December 2022	26,189	—	—	—	26,189
Non-tradable pre-funded warrants	Equity	$2.25	none	3,522	—	—	—	3,522
Non-tradable warrants	Equity	$24.00	December 2022	120,407	—	—	—	120,407
Non-tradable pre-funded warrants	Equity	$2.25	none	4,974	—	—	—	4,974
Non-tradable warrants	Equity	$30.00	September 2023	7,306	—	—	—	7,306
Non-tradable warrants	Equity	$3.00	November 2024	244,500	—	—	—	244,500
Non-tradable warrants	Equity	$6.54375	December 2024	16,953	—	—	—	16,953
Non-tradable warrants	Equity	$6.75450	December 2024	46,263	—	—	—	46,263
Non-tradable warrants	Equity	$6.77850	December 2023	29,968	—	—	—	29,968
				500,108	—	—	—	500,108

6. Balance Sheet Detail

Prepaid expenses and other current assets:

	September 30,	December 31,
	2022	2021
Research and development	$411,000	$15,000
Manufacturing	202,000	29,000
Insurance	194,000	253,000
Other	303,000	35,000
	$1,110,000	$332,000

Property and equipment:

	September 30,	December 31,
	2022	2021
Property and equipment	$70,000	$70,000
Accumulated depreciation	(42,000)	(32,000)
	$28,000	$38,000

Accrued expenses and other current liabilities:

	September 30,	December 31,
	2022	2021
Research and development	$2,122,000	$1,759,000
Employee compensation	1,009,000	1,217,000
Professional fees	219,000	156,000
	$3,350,000	$3,132,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Fair Value Measurements

At both September 30, 2022 and December 31, 2021, the Company had no financial assets and liabilities measured at fair value on a recurring basis.

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

During 2021, the Company had tradable warrants and non-tradable warrants that were classified as liabilities and measured at fair value on a recurring basis. The tradable warrants were listed on the Nasdaq Capital Market. The Company determined that an active and orderly market for the tradable warrants developed and that the Nasdaq Capital Market price was the best indicator of fair value of the warrant liability. The quoted market price was used to determine the fair value. The fair value of the non-tradable warrants was estimated using the Black-Scholes pricing model. All of these tradable and non-tradable warrants expired in July 2021. During the three and nine months ended September 30, 2021, there was a decrease in the fair value of the warrant liability of $530,000 and $321,000, respectively.

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

The 2021 Plan was amended and restated following unanimous approval of the Company’s Board of Directors on May 23, 2022 and was approved by the Company’s shareholders on August 18, 2022. The amended 2021 Plan (the

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

“Amended 2021 Plan”) allowed for an additional 2,000,000 shares of the Company’s common stock that may be issued under the Amended 2021 Plan with respect to awards made on and after August 18, 2022. At September 30, 2022, there were 1,906,192 shares available for future issuance.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense related to stock options and restricted stock units as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative	$119,000	$153,000	$377,000	$270,000
Research and development	170,000	29,000	448,000	45,000
	$289,000	$182,000	$825,000	$315,000

A summary of stock option activity for the nine months ended September 30, 2022 is as follows:

	Options Outstanding
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Balance, December 31, 2021	452,999	$20.71	9.42	$—
Authorized	—
Granted	824,165	$1.55	9.60	—
Exercised	—	$—	—	$—
Forfeitures/adjustments	(98,666)	$1.19	—
Balance, September 30, 2022	1,178,498	$8.69	9.29	$—
Exercisable at September 30, 2022	202,690	$39.45	8.50	$—

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

As of September 30, 2022, there was $1,717,000 of unrecognized compensation expense related to the unvested stock options which is expected to be recognized over a weighted-average period of approximately 1.94 years.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value of stock options include the following:

	Nine months ended September 30,
	2022		2021
Risk-free interest rate	2.45%		0.89%
Expected volatility	121.72%		133.83%
Expected term	5.70	years	5.93	years
Expected dividend yield	0%		0%
Weighted average grant date fair value	$1.32		$4.59

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

●	Expected term of options: Due to its lack of sufficient historical data, the Company estimates the expected life of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.

●	Expected stock price volatility: Expected volatility is based on the historical volatility of the Company’s Common Stock.

●	Expected annual dividend yield: The Company has never paid, and does not expect to pay, dividends in the foreseeable future. Accordingly, the Company assumed an expected dividend yield of 0.0%.

On August 2, 2021, the compensation committee of the board of directors approved restricted stock unit grants to the Company’s employees (“2021 RSU”). An aggregate of 104,700 service-based RSUs were issued at a grant date fair value of $5.19. The 2021 RSU awards will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. The 2021 RSU awards were granted under the 2021 Plan. During the nine months ended September 30, 2022, there was a vesting event for 30,429 of 2021 RSUs, there was a forfeiture of 13,400 of the 2021 RSUs. There were no expirations or cancelations of the 2021 RSUs during the period. On February 7, 2022, the compensation committee of the board of directors approved restricted stock unit grants to the Companies employees (“2022 RSU”). An aggregate of 148,343 service-based RSUs were issued at a grant date fair value of $1.82. The 2022 RSU awards will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. The 2021 RSU and 2022 RSU awards were granted under the 2021 Plan. During the nine months ended September 30, 2022, there was a forfeiture of 17,633 of the 2022 RSUs, there were no vesting events, expirations, or cancelations of the 2022 RSU during the period. On June 10, 2022, the compensation committee of the board of directors approved restricted stock unit grants to certain of the Company’s employees (“2022 RSU2”). An aggregate of 24,200 service-based RSUs were issued at a grant date fair value of $1.33. The 2022 RSU2 awards will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. During the nine months ended September 30, 2022, there were no vesting events expirations, or cancelations of the 2022 RSU2. At September 30, 2022, the unrecognized compensation cost related to unvested service-based RSUs was $505,000, which will be recognized over the remaining service period.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Grants of PSUs and SARs

During 2020 and 2021, the compensation committee of the board of directors and the board approved a cash bonus program of cash-settled stock appreciation right (“SAR”) awards to the Company’s employees and non-employee directors, and cash-settled performance stock unit (“PSU”) awards to the Company’s employees. These awards were granted outside of the 2018 Plan and the 2021 Plan. As the Company’s stock price has decreased since these awards, their impact on the results of operations and balance sheet of the Company are not material at September 30, 2022.

9. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through September 30, 2022 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

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

Under the Equity Distribution Agreement, the Company has the right to set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Sandler may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made through The Nasdaq Capital Market or any other trading market for our common stock. The Equity Distribution Agreement provides that Piper Sandler is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Piper Sandler under the Equity Distribution Agreement. The Company has no obligation to sell any shares under the Equity Distribution Agreement, and may at any time suspend solicitation and offers under the Equity Distribution Agreement. Through September 30, 2022, the Company sold 109,523 shares under the agreement at a weighted average price of $5.32 per share. Net proceeds after commissions and offering expenses were approximately $0.5 million. There were no shares sold by the Company under the agreement during the nine months ended September 30, 2022.

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing novel products for patients with cancer. We have proprietary molecularly targeted agents designed to disrupt specific cellular pathways that are important for cancer cell proliferation. We believe that the product candidates in our pipeline have the potential to be efficacious in a variety of cancers with unmet medical need. We have the following two clinical-stage programs: 1. narazaciclib (ON 123300), a multi-targeted kinase inhibitor in solid tumors and hematological malignancies as a single agent or in combination with other anti-cancer therapies; and 2. rigosertib administered alone or in combination for the treatment of various cancers. We are currently evaluating potential compounds for in-licensing opportunities.

Our net losses were $13.5 million and $12.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $458.3 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met. As of September 30, 2022, we had $42.6 million in cash and cash equivalents.

On August 20, 2021, we entered into an at-the-market equity distribution agreement for the sale of up to $25.0 million of common stock. Through September 30, 2022, we sold 109,523 shares under the agreement at a weighted average price of $5.32 per share. Net proceeds after commissions and offering expenses were approximately $0.5 million.

On May 20, 2021, we amended our certificate of incorporation to effect a one-for-fifteen reverse stock split of our common stock. All common stock, equity, share and per share amounts in the financial statements and notes have been retroactively adjusted to reflect the reverse stock split. Also on May 20, 2021, we amended our certificate of incorporation to decrease the number of authorized shares of common stock from 250,000,000 to 125,000,000.

We believe that our cash and cash equivalents of $42.6 million, at September 30, 2022, will be sufficient to fund our operations and ongoing trials into 2024. We do not have a recurring source of revenue to fund our operations and will need to raise additional funds to continue to develop and apply for regulatory approval for our drug candidates.

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

In December 2017, we entered into a license and collaboration agreement with HanX Biopharmaceuticals, Inc. (‘HanX”), a company focused on development of novel oncology products, for the further development, registration and commercialization in China of narazaciclib. Under the terms of the agreement, we received an upfront payment, and will receive regulatory and commercial milestone payments, as well as royalties on any future Chinese sales if the drug is approved. The key feature of the 2017 collaboration was that HanX provided all funding required for the Chinese Investigational New Drug Application (a “IND”) thereby enabling the studies necessary in order to seek IND approval by the National Medical Products Administration (Chinese FDA). In the fourth quarter of 2019, HanX filed an IND with the Chinese FDA which was approved on January 6, 2020. We and HanX also intended for these studies underlying the Chinese IND approval, to meet the US Food and Drug Administration (“FDA”) standards for IND approval. Accordingly, such studies were used by us for an IND filing with the US FDA. In September 2020, a Phase 1 Study with narazaciclib in cancer patients was initiated in China. We maintain global rights to the study and study data outside of China.

In partnership with HanX, a Phase 1 dose escalation study (Study HX301-I-01) for patients with advanced relapsed/refractory cancer has been initiated in China at three sites and the first patient was enrolled on September 15, 2020. In this study HX301 (narazaciclib) is dosed every day for 21 days followed by 7 days off therapy in each 28 -day cycle. In China, the first four dose cohorts have been completed. The fifth cohort is enrolling patients at 200 mg per day.

Our IND submission to the US FDA was submitted in November 2020 and the FDA Study May Proceed letter was issued in December 2020. Enrollment into the complementary US phase 1 study (Study 19-01) commenced in May 2021. The study will assess the safety, tolerability, pharmacokinetics and pharmacodynamics of narazaciclib administered orally at increasing doses starting at 40 mg daily for consecutive 28-day cycles in patients with relapsed/refractory advanced cancer. Enrollment in the fourth dose cohort of the Phase 1 solid tumor study of narazaciclib is complete with no dose limiting toxicities (DLT’s) observed. The fifth dose cohort is currently ongoing.

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

As previously mentioned, CDK 4/6 inhibitors have been added to aromatase inhibitors and SERDs to enhance anti-tumor activities in HR+, HER2- metastatic breast cancer. Mirza and colleagues presented the results of the randomized phase 2 study NSGO-PALEO / ENGOT-EN3 trial at ESMO 2020 and reported that palbociclib and letrozole yielded meaningful PFS benefit in women with ER+ recurrent endometrial cancer (Mirza et al. 2020).

Endometrial carcinoma (EC) is the most common gynecological malignancy (American Cancer Society 2021). Endometrioid endometrial carcinoma (EEC), the most common subtype of EC, accounts for approximately 75% of cases. In the US, approximately 65,950 new endometrial cancers and uterine sarcomas and approximately 12,550 deaths are expected in 2022, and the incidence and mortality have been increasing (American Cancer Society 2022). Low-grade (Grade 1 or 2) EECs (LGEECs) have ≥95% (Grade 1) or 50% to 94% (Grade 2) cancer tissue forming glands. Treatment includes surgery, radiotherapy, and/or systemic therapy. Systemic therapy is typically chemotherapy and/or hormonal therapy, and typical regimens include paclitaxel/carboplatin with letrozole maintenance; paclitaxel/carboplatin/bevacizumab with bevacizumab maintenance; or letrozole, anastrozole, or exemestane (NCCN 2022). Overall, 5-year disease-free survival and 5-year survival are high, 81.7% and 83.1%, respectively (Gottwald 2010), but for recurrent or metastatic disease morbidity and mortality are high.

In the NSGO-PALEO / ENGOT-EN3 trial presented by Mirza at ESMO 2020 participants were randomized to letrozole 2.5 mg orally D1-28 with either palbociclib 125 mg or placebo orally d1–21 in a 28-d cycle until disease progression. PFS was significantly improved with letrozole and palbociclib compared to the placebo arm (median PFS 8.3 vs. 3.0 months, HR 0.56, 95% CI 0.32 to 0.98, p=0.04). Disease control rate at 24 weeks was also improved (63.6% vs. 37.8%). This data has been reinforced by phase 2 data presented with ribociclib and letrozole as well as abemaciclib and letrozole in this patient population.

Onconova will initiate a multi-center Phase 1/2a trial evaluating its multi-kinase inhibitor, narazaciclib, in combination with letrozole as a second- or third-line therapy for the treatment of recurrent metastatic low-grade endometrioid endometrial cancer (LGEEC) in 1Q23. Both narazaciclib and letrozole will be administered orally with a continuous daily dosing schedule in the trial, which will begin with a Phase 1 dose escalation phase before moving to a Phase 2 expansion cohort designed to enroll approximately 30 patients.

Oral Rigosertib and PD-1 Combination in KRAS-Mutated Cancers

We are currently supporting investigator-initiated studies (ISS) that are exploring the use of rigosertib for cancers driven by mutated Ras genes including a Phase 1/2a study of rigosertib in combination with a PD-1 inhibitor for patients with progressive K-Ras mutated non-small cell lung cancer (NSCLC). The NSCLC study is open and continues to enroll patients. The objectives of this study are to identify the recommended Phase 2 dose (RP2D) for future studies and characterize the safety profile of the combination treatment. Final results of the Phase 1 portion of the study are expected in late 2022. On June 28, 2021, we announced an update regarding this NSCLC study, with an expansion of the trial underway at the highest dose in the current protocol. To date, one patient with a dose limiting toxicity of hyponatremia has been observed. Continued dose escalation is being considered as we believe the maximum tolerated dose has not been reached. In addition, preliminary efficacy data support the preclinical observation of rigosertib augmenting the response to checkpoint inhibition (CPI) in patients who had previously failed all standard of care treatment, including CPI. Interim data presented at the 3rd Annual RAS Targeted Drug Development Summit (September 21-23, 2021), demonstrated two partial responses and one stable disease out of seven evaluable patients, or a clinical benefit rate of 43% (3/7). The three patients with clinical benefit harbored different KRAS mutations; suggesting that patients with a variety of KRAS mutations may have the potential to respond to the novel combination including rigosertib. A more recent update was presented at the European Society of Medical Oncology (ESMO) meeting in September 2022. Updated data presented at the ESMO Annual Congress showed an early and encouraging signal of efficacy in the trial’s extensively pre-treated population, with one complete response, two partial responses, and one instance of stable disease achieved in fourteen evaluable patients. These responses were achieved in patients with three distinct KRAS mutations who had failed prior checkpoint inhibitor therapy, thereby confirming rigosertib’s KRAS-agnostic mechanism of action and potential to synergize with anti-PD-1 agents. We anticipate reporting additional data from this trial in 1H23, which will be key to informing our next steps in this program.” We believe this supports further investigation of rigosertib in combination with CPI in KRAS mutated NSCLC.

On June 17, 2021, we announced a publication in Molecular Cancer (Yan, C., Saleh, N., Yang, J. et al. Novel induction of CD40 expression by tumor cells with RAS/RAF/PI3K pathway inhibition augments response to checkpoint blockade. Mol Cancer 20, 85; 2021) which demonstrated that rigosertib synergistically combined with CPI improved tumor growth inhibition and survival in a murine melanoma model that did not respond to CPI alone. It was postulated that rigosertib’s anti-cancer activity was due to its ability to reverse immunosuppressive tumor microenvironments. We believe this pre-clinical data support the clinical evaluation of rigosertib in combination with a CPI in metastatic melanoma that has progressed on CPI therapy and we expect an ISS for continued development in the area will be open for enrollment.

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

Data from the recent presentations are from a patient with a history of multiple, unresectable SCCs that were unresponsive to prior treatments including cemiplimab. Results showed that intravenously administered rigosertib had an acceptable safety profile and that the patient experienced sustained clinical and histological complete remission of all lesions without signs of metastatic disease following 13 treatment cycles. The patient remains in complete remission and on drug, and the trial remains ongoing. A second patient was enrolled, however, the patient was removed from the study by the Principal Investigator due to noncompliance. A third patient was recently enrolled.

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

Preclinical studies with rigosertib are also being conducted in cardiomyopathies which are seen in children with RASopathies.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	Change
Revenue	$57,000	$57,000	$—
Operating expenses:
General and administrative	2,105,000	2,284,000	179,000
Research and development	3,593,000	1,763,000	(1,830,000)
Total operating expenses	5,698,000	4,047,000	(1,651,000)
Loss from operations	(5,641,000)	(3,990,000)	(1,651,000)
Change in fair value of warrant liability	—	530,000	(530,000)
Other income, net	243,000	7,000	236,000
Net loss	$(5,398,000)	$(3,453,000)	$(1,945,000)

Revenues

Revenues for 2022 were consistent with 2021, and were due to the recognition of deferred revenue from our collaboration with SymBio.

General and administrative expenses

General and administrative expenses decreased $0.2 million, or 8%, to $2.1 million for the three months ended September 30, 2022 from $2.3 million for the three months ended September 30, 2021. This decrease was caused by a $0.1 million decrease in facilities and related cost, a $0.1 million decrease in commercial spending in the 2022 period, and a $0.1 million decrease in personnel related costs and stock compensation expense. The decreases were partially offset by a $0.1 million increase in investor relations, proxy solicitation, and fees related to our special meeting by proxy in the third quarter of 2022.

The details of our general and administrative expenses are:

	Three Months Ended September 30,
	2022	2021
Professional & consulting fees	$363,000	$287,000
Stock based compensation	119,000	153,000
Personnel related	673,000	707,000
Commercial	—	101,000
Public company costs	586,000	515,000
Insurance & other	364,000	521,000
	$2,105,000	$2,284,000

Research and development expenses

Research and development expenses increased by $1.8 million, or 104%, to $3.6 million for the three months ended September 30, 2022 from $1.8 million for the three months ended September 30, 2021. This increase was caused primarily by a $1.9 million increase in manufacturing costs related to the timing of narazaciclib drug substance and drug product manufacturing and $0.1 million higher stock compensation expense during the 2022 period. These increases were partially offset by a $0.3 million decrease in preclinical and clinical development expenses in the 2022 period.

The details of our research and development expenses are:

	Three Months Ended September 30,
	2022	2021
Preclinical & clinical development	$491,000	$727,000
Personnel related	545,000	397,000
Manufacturing, formulation & development	2,147,000	260,000
Stock based compensation	170,000	29,000
Consulting fees	240,000	350,000
	$3,593,000	$1,763,000

Change in fair value of warrant liability

The fair value of the warrant liability was $0 during the third quarter of 2022, following the expiration of the underlying tradable warrants in 2021. The change in the fair value of the warrant liability was $0.5 million during the three months ended September 30, 2021 based on the change in market value of the tradable warrants in the 2021 period.

Other income, net

Other income, net, was income of $243,000 and $7,000 for the three months ended September 30, 2022 and 2021, respectively. The change of $236,000 was due to $22,000 higher foreign currency exchange gain and $215,000 higher interest income in the 2022 period.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	Change
Revenue	$170,000	$170,000	$—
Operating expenses:
General and administrative	6,430,000	7,351,000	921,000
Research and development	7,633,000	5,552,000	(2,081,000)
Total operating expenses	14,063,000	12,903,000	(1,160,000)
Loss from operations	(13,893,000)	(12,733,000)	(1,160,000)
Change in fair value of warrant liability	—	321,000	(321,000)
Other income, net	349,000	13,000	336,000
Net loss	$(13,544,000)	$(12,399,000)	$(1,145,000)

Revenues

Revenues for 2022 were consistent with 2021, and were due to the recognition of deferred revenue from our collaboration with SymBio.

General and administrative expenses

General and administrative expenses decreased $0.9 million, or 13% to $6.4 million for the nine months ended September 30, 2022, from $7.3 million for the nine months ended September 30, 2021. This decrease was caused by a $1.2 million decrease in investor relations, proxy solicitation, and fees related to our special meeting by proxy in 2021 which did not occur in 2022. This decrease was partially offset by a $0.2 million increase in payroll expenses and bonus accruals in the 2022 period and $0.1 million higher stock compensation expense in the 2022 period.

The details of our general and administrative expenses are:

	Nine Months Ended September 30,
	2022	2021
Professional & consulting fees	$1,255,000	$1,227,000
Stock based compensation	377,000	272,000
Personnel related	2,591,000	2,282,000
Commercial	—	101,000
Public company costs	1,149,000	2,370,000
Insurance & other	1,058,000	1,099,000
	$6,430,000	$7,351,000

Research and development expenses

Research and development expenses increased by $2.1 million, or 38%, to $7.6 million for the nine months ended September 30, 2022 from $5.6 million for the nine months ended September 30, 2021. This increase was caused primarily by $2.2 million higher manufacturing costs related to narazaciclib drug substance and drug product manufacturing and $0.7 million higher stock based compensation and personnel expenses in the 2022 period. These increases were partially offset by a $0.8 million decrease in clinical development and consulting expenses on the INSPIRE program in the 2022 period.

The details of our research and development expenses are:

	Nine Months Ended September 30,
	2022	2021
Preclinical & clinical development	$1,302,000	$1,887,000
Personnel related	1,772,000	1,515,000
Manufacturing, formulation & development	3,168,000	968,000
Stock based compensation	448,000	45,000
Consulting fees	943,000	1,137,000
	$7,633,000	$5,552,000

Change in fair value of warrant liability

The fair value of the warrant liability was reduced to $0 during the third quarter of 2021, following the expiration of the underlying tradable warrants. The change in the fair value of the warrant liability was an increase of $0.3 million during the nine months ended September 30, 2021 based on the change in market value of the tradable warrants in the 2021 period.

Other income, net

Other income, net, was $349,000 and $13,000 for the nine months ended September 30, 2022 and 2021, respectively. The change of $336,000 was due primarily to $42,000 higher foreign currency exchange gain and $296,000 higher interest income in the 2022 period.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $13.5 million and $12.4 million for the nine months ended September 30, 2022 and 2021, respectively. Our operating activities used $12.4 million and $15.2 million of net cash during the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, we had an accumulated deficit of $458.3 million, working capital of $36.4 million, and cash and cash equivalents of $42.6 million. We believe that our cash and cash equivalents as of September 30, 2022, will be sufficient to fund our operations and ongoing trials into 2024.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(12,410,000)	$(15,222,000)
Investing activities	—	—
Financing activities	—	55,595,000
Effect of foreign currency translation	(47,000)	(20,000)
Net increase (decrease) in cash and cash equivalents	$(12,457,000)	$40,353,000

Net cash used in operating activities

Net cash used in operating activities was $12.4 million for the nine months ended September 30, 2022 and consisted primarily of a net loss of $13.5 million, including $0.8 million of noncash stock-based compensation expense. Changes in operating assets and liabilities resulted in a net increase in cash of $0.3 million. Significant changes in operating assets and liabilities included an increase in prepaid expenses and other current assets of $0.8 million, an increase in accounts payable of $1.0 million and an increase in accrued liabilities of $0.2 million due to timing of invoices and payments to our vendors, and a decrease in deferred revenue of $0.2 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

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

Net cash provided by financing activities

There were no cash flows from financing activities during the nine months ended September 30, 2022. Net cash provided by financing activities was $55.6 million for the nine months ended September 30, 2021 resulting from proceeds received from the sales of common stock and the exercise of warrants.

Material Cash Requirements

We believe that our cash and cash equivalents of $42.6 million at September 30, 2022, will be sufficient to fund our operations and ongoing trials into 2024. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

For additional risks, please see “Risk Factors” in Part II of this report and previously disclosed in our most recent annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any pending material legal proceedings and are not aware of any such proceedings contemplated by governmental authorities.

Item 1A. Risk Factors

In addition to the following risk factor, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 21, 2022 which could materially affect our business, financial condition or future results. The following risk factor and the risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may not comply with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our Common Stock could be delisted, which could affect our Common Stock's market price and liquidity and reduce our ability to raise capital.

We are required to meet certain qualitative and financial tests to maintain the listing of our securities on The Nasdaq Capital Market. As of November 4, 2022, we were not in compliance with the Nasdaq continued listing requirements related to minimum bid price.

On November 7, 2022, we received a letter from The Nasdaq Capital Market (“Nasdaq”) indicating that we failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a) (2) requires that companies listed on Nasdaq maintain a minimum closing bid price of at least $1.00 per share.

Under Nasdaq Listing Rule 5810(c)(3)(A), we have a 180 calendar day grace period, or until May 8, 2023, to regain compliance by meeting the continued listing standard. The continued listing standard will be met if the Company’s common stock has a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180 calendar day grace period.

If we are not in compliance by May 8, 2023, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intention to cure the minimum bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Notice of Delisting or Failure to Satisfy a Continuing Listing Rule or Standard; Transfer of Listing.

On November 7, 2022, the Company received a letter from The Nasdaq Capital Market (“Nasdaq”) indicating that the Company has failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a) (2) requires that companies listed on Nasdaq maintain a minimum closing bid price of at least $1.00 per share.

Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has a 180 calendar day grace period, or until May 8, 2023, to regain compliance by meeting the continued listing standard. The continued listing standard will be met if the Company’s common stock has a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180 calendar day grace period.

If the Company is not in compliance by May 8, 2023, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, the Company would be required to notify Nasdaq of its intention to cure the minimum bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. At that time, the Company may appeal the Nasdaq Staff’s determination to a Nasdaq Hearings Panel.

The Company intends to monitor the closing bid price of the Company’s common stock and consider its available options to resolve the noncompliance with the minimum bid price requirement.

There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
10.1	Onconova Therapeutics, Inc. 2021 Incentive Compensation Plan, as Amended and Restated, as approved by stockholders
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.1	Section 1350 Certifications of Principal Executive Officer
32.2	Section 1350 Certifications of Principal Financial Officer

101.INS	XBRL Instance – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCONOVA THERAPEUTICS, INC.

Dated: November 14, 2022

/s/ STEVEN M. FRUCHTMAN, M. D.
Steven M. Fruchtman, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2022

/s/ MARK GUERIN
Mark Guerin
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)