Form 10-K
period 2022-12-31
Onconova Therapeutics, Inc.
filed 2023-03-30
CIK 1130598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)
⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐ No ⌧

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $27.5 million, based on the last reported sale price of the registrant’s common stock on the Nasdaq Capital Market.

There were 20,969,559 shares of Common Stock outstanding as of March 1, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2023 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this annual report on Form 10-K are incorporated by reference into Part III of this annual report on Form 10-K.

ONCONOVA THERAPEUTICS, INC.

All common stock, equity, share and per share amounts have been retroactively adjusted to reflect a one-for-fifteen reverse stock split which was effective May 20, 2021.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K (Annual Report) includes forward-looking statements. We may, in some cases, use terms such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned preclinical development and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, protection of our intellectual property portfolio, the degree of clinical utility of our products, particularly in specific patient populations, our ability to develop commercial and manufacturing functions, expectations regarding clinical trial data, our results of operations, cash needs, financial condition, liquidity, prospects, growth and strategies, the industry in which we operate and the trends that may affect the industry or us.

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

You should also read carefully the factors described in the “Risk Factors” section of this Annual Report and elsewhere to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this report and you should not place undue reliance on any forward-looking statements. These factors include, without limitations, the risks related to:

●	our need for additional financing for our future clinical trials and other operations, and our ability to obtain sufficient funds on acceptable terms when needed, and our plans and future needs to scale back operations if adequate financing is not obtained;
●	our ability to continue as a going concern;
●	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
●	the success and timing of our preclinical studies and clinical trials, including site initiation and patient enrollment, and regulatory approval of protocols for future clinical trials;
●	our ability to enter into, maintain and perform collaboration agreements with other pharmaceutical companies, for funding and commercialization of our clinical drug product candidates or preclinical compounds, and our ability to achieve certain milestones under those agreements;
●	the difficulties in obtaining and maintaining regulatory approval of our product candidates, and the labeling under any approval we may obtain;
●	our plans and ability to develop, manufacture and commercialize our product candidates;
●	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments in the United States and foreign countries;

●	the rate and degree of market acceptance of any of our product candidates;
●	obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;
●	the successful development of our commercialization capabilities, including sales and marketing capabilities;
●	recently enacted and future legislation and regulation regarding the healthcare system;
●	the success of competing therapies and products that are or may become available;
●	our ability to maintain the listing of our securities on a national securities exchange;
●	the potential for third party disputes and litigation;
●	the performance of third parties, including contract research organizations (CROs) and third-party manufacturers; and
●	the impact of the novel coronavirus disease, COVID-19, to global economy and capital markets, and to our business and our financial results.

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

Product Candidates / Compounds

Narazaciclib (ON 123300) — Differentiated Multi-Kinase Inhibitor Targeting CDK4/6

Pursuant to a license agreement with Temple University dated January 1, 1999 as amended March 21, 2013, we licensed compounds including our product candidate narazaciclib from Temple University. Narazaciclib is a multi-targeted kinase inhibitor targeting multiple cyclin-dependent kinases, (CDK's), AMP-activated protein kinase (AMPK) related protein kinase 5 (ARK5), and colony-stimulating factor 1 receptor (CSF1R) at low nM concentrations as well as other tyrosine kinases believed to drive tumor cell proliferation, survival and metastasis. As an apoptotic and antiproliferative agent, narazaciclib modulates the levels and activities of regulatory proteins of the cell cycle, including cyclin D1 and inhibits retinoblastoma (Rb) protein binding. Narazaciclib inhibits cancer cell growth and suppresses deoxyribonucleic acid (DNA) synthesis by preventing CDK-mediated G1-S phase transition, followed by tumor cell death by induction of mitochondria-mediated apoptosis. We believe, based on data from preclinical studies, that narazaciclib has the potential to overcome the limitations of the current generation of approved cyclin dependent kinase (CDK) 4/6 inhibitors. The below table depicts the half-maximal in vitro inhibitory concentration (IC50) of narazaciclib palbociclib, ribociclib and abemaciclib. IC50 is a quantitative measure indicating the concentration of each drug needed to inhibit, in vitro, these listed kinases by 50%. We believe our CDK inhibitor is differentiated from other agents in the market or in development due to its multi-targeted kinase inhibition profile.

	Narazaciclib	Palbociclib	Ribociclib	Abemaciclib
Sponsor	Onconova	Pfizer	Novartis	Lilly
		CDK Family
CDK4/cyclin D1	2	2	3	0.8
CDK6/cyclin D1	0.6	0.8	6.0	0.6
CDK1/cyclin A	2190	>10,000	>10,000	270
CDK2/cyclin E	69	2300	>10,000	130
CDK9/T1	48	630	390	7
		Other Kinases
CSF1R	0.7	>10,000	>10,000	>10,000
ARK 5/NUAK 1	5	1,400	1,540	773
FLT3	6.0	496	753	72

Source: Reaction Biology 2021

In addition to CDK 4/6, narazaciclib also inhibits ARK5 (NUAK1) with high potency with a 50% inhibitory concentration (IC50) of 4.95 nM (Report EPR-123300-001 and Reddy 2014) while palbociclib, ribociclib, and abemaciclib do not. The equilibrium dissociation constant (Kd) value of narazaciclib binding to ARK5 was found to be 19 nM, while a known NUAK1 specific inhibitor (HTH-015-01) was 790 nM. In addition, using a cellular based assay that measures kinase activity in intact cells, NanoBret technology, it was determined that narazaciclib inhibited ARK5 with an IC50 value of 30 nM, while 2 published inhibitors, HTH-015-01 and WZ4003, had IC50 values of >10,000 nM. ARK5 (also known as NUAK1) is a member of the AMPK catalytic subunit family and functions as a key regulator of cellular energy homeo-stasis (Lui 2012). ARK5 has been shown to be important in a number of cancer cell regulated survival pathways such as regulating AKT dependent cell survival, cell metabolism through c-MYC activity, tumor cell survival under oxidative stress and tumor cell migration (Faisal, 2020, Lui, 2012, Port, 2018). The combination of CDK and ARK5 inhibitors in the same molecular entity is proposed to have a differentiated effect on cancer cells by simultaneously inhibiting both cell cycle (cytostatic) and cellular metabolism (cytotoxic) pathways through CDK and ARK5, respectively.

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

In December 2017, we entered into a license and collaboration agreement with HanX Biopharmaceuticals, Inc. (HanX), a company focused on development of novel oncology products, for the manufacturing, clinical development, registration and commercialization in China of narazaciclib. Under the terms of the agreement, we received an upfront payment, and will receive regulatory and commercial milestone payments, as well as royalties on any future Chinese sales if the drug is approved. The key feature of the 2017 collaboration was that HanX provided all funding required for the Chinese Investigational New Drug Application (IND) thereby enabling the studies necessary in order to seek IND approval by the National Medical Products Administration (the Chinese FDA). In the fourth quarter of 2019, HanX filed an IND with the Chinese FDA which was approved on January 6, 2020. We and HanX also intended for these studies underlying the Chinese IND approval, to meet the US Food and Drug Administration (FDA) standards for IND approval. Accordingly, such studies were used by us for an IND filing with the US FDA. In September 2020, a Phase 1 Study with narazaciclib in cancer patients was initiated in China. We maintain global rights to the manufacturing, clinical development and commercialization of narazaciclib outside of China.

In partnership with HanX, a Phase 1 dose escalation study (Study HX301-I-01) for patients with advanced relapsed/refractory cancer has been initiated in China at three sites and the first patient was enrolled on September 15, 2020. In this study HX301 (narazaciclib) is dosed every day for 21 days followed by 7 days off therapy in each 28 -day cycle. In China, the first five dose cohorts have been completed. The fifth cohort is at 200 mg per day on a three weeks-on followed by a one week-off schedule.

Our IND submission to the US FDA was submitted in November 2020 and the FDA Study May Proceed letter was issued in December 2020. Enrollment into the complementary US phase 1 study (Study 19-01) with narazaciclib commenced in May 2021. The study will assess the safety, tolerability, pharmacokinetics and pharmacodynamics of narazaciclib administered orally at increasing doses starting at 40 mg daily for consecutive 28-day cycles in patients with relapsed/refractory advanced cancer. Enrollment in the fifth dose cohort (200 mg orally each day) of the Phase 1 solid tumor study of narazaciclib is complete with one dose limiting toxicity (DLT) observed. The sixth dose cohort is currently ongoing. In study 19-01 in the US narazaciclib is dosed on a continuous daily schedule.

Collectively, once completed, these two Phase 1 studies are expected to provide preliminary safety data and the recommended Phase 2 dose and schedule for narazaciclib as a single agent.

Retinoblastoma (Rb) protein is a master regulator of cell division and is critical to several cellular processes including senescence, self-renewal, replication and apoptosis (Engel, 2015). It is believed that loss or inactivation of Rb leads to malignant cell formation and occurs in the pathogenesis of some cancers. In a preclinical Rb positive xenograft model for breast cancer, narazaciclib activity was shown to be similar to palbociclib (Pfizer’s Ibrance ®). Moreover, based on the same preclinical model, narazaciclib may have the potential advantage of reduced neutropenia when compared to palbociclib. Whereas both compounds resulted in decreased RBC and platelet counts in this preclinical model system, palbociclib was found to have a more prominent and statistically significant (P< 0.01) inhibitory effect on neutrophil counts when compared to narazaciclib. These results would need to be replicated in clinical trials.

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

In addition to CDK4/6 and PI3 Kinase pathways, narazaciclib inhibits several other kinases in vitro including ARK5 (NUAK1) (IC50 of 4.95 nM) (IBv.2 2022, Reddy, 2014) while palbociclib does not. ARK5 is a member of the AMPK family and is thought to function as a key regulator of cellular energy homeo-stasis (Liu, 2012) and is important in a number of cancer cell survival pathways. Overexpression of ARK5 is associated with poor prognosis in hepatocellular cancer (Cui, 2013), ovarian cancer (Phippen, 2016), colorectal cancer (Port, 2018) and glioblastoma (Lu, 2013). ARK5 is involved in the increased invasiveness, migration and metastatic potential of breast cancer cells (Chang, 2012), colorectal cancer (Kusakai, 2004), gastric cancer (Chen, 2017), and multiple myeloma (Suzuki et al., 2005). Narazaciclib inhibits ARK5 which may result in down regulation of the mTOR/MYC/RB1 pathways leading to cell cycle arrest and apoptosis.

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

Endometrial carcinoma (EC) is the most common gynecological malignancy (American Cancer Society 2021). Endometrioid endometrial carcinoma (EEC), the most common subtype of EC, accounts for approximately 75% of cases. In the US, approximately 65,950 new endometrial cancers and uterine sarcomas and approximately 12,550 deaths are expected in 2022, and the incidence and mortality have been increasing (American Cancer Society 2022). Low-grade (Grade 1 or 2) EECs (LGEECs) have ≥95% (Grade 1) or 50% to 94% (Grade 2) cancer tissue forming glands. Treatment includes surgery, radiotherapy, and/or systemic therapy. Systemic therapy is typically chemotherapy and/or hormonal therapy, and typical regimens include paclitaxel/carboplatin with letrozole maintenance; paclitaxel/carboplatin/bevacizumab with bevacizumab maintenance; or letrozole, anastrozole, or exemestane (NCCN 2022). Overall, five-year disease-free survival and five-year survival are high, 81.7% and 83.1%, respectively (Gottwald 2010), but for recurrent or metastatic disease morbidity and mortality are high.

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

Oral Rigosertib and PD-1 Combination in KRAS-Mutated Cancers

We are currently supporting an investigator-initiated study (IIS) that is exploring the use of oral rigosertib for cancers driven by mutated K-Ras genes, a Phase 1/2a study of rigosertib in combination with a PD-1 inhibitor (nivolumab) for patients with check point inhibitor (CPI) resistant K-Ras mutated non-small cell lung cancer (NSCLC). The NSCLC study is open and continues to enroll patients. The objectives of this study are to identify the recommended Phase 2 dose (RP2D) of the combination for future studies and characterize the safety profile of the combination treatment. To date, one patient with a dose limiting toxicity of hyponatremia has been observed. Continued dose escalation is being considered as we believe the maximum tolerated dose has not been reached. Interim data presented at the European Society of Medical Oncology (ESMO) meeting in September 2022 showed an early and encouraging signal of efficacy in the trial’s extensively pre-treated population, with one complete response, two partial responses, and one instance of stable disease achieved in fourteen evaluable patients. These responses were achieved in patients with three distinct KRAS mutations who had failed prior checkpoint inhibitor therapy, thereby confirming rigosertib’s KRAS-agnostic mechanism of action and potential to synergize with anti-PD-1 agents. We anticipate reporting additional data from this trial in 1H23, which will be key to informing our next steps in this program. We believe this supports further investigation of rigosertib in combination with CPI in KRAS mutated NSCLC.

On June 17, 2021, we announced a publication in Molecular Cancer (Yan, C., Saleh, N., Yang, J. et al. Novel induction of CD40 expression by tumor cells with RAS/RAF/PI3K pathway inhibition augments response to checkpoint blockade. Mol Cancer 20, 85; 2021) which demonstrated that rigosertib synergistically combined with a CPI improved tumor growth inhibition and survival in a murine melanoma model that did not respond to a CPI alone. It was postulated that rigosertib’s anti-cancer activity was due to its ability to reverse immunosuppressive tumor microenvironments. We believe this pre-clinical data support the clinical evaluation of rigosertib in combination with a CPI in metastatic melanoma that has progressed on CPI therapy. An IIS at Vanderbilt University evaluating oral rigosertib in combination with pembrolizumab in patients with CPI resistant advanced/metastatic melanoma will open for enrollment in March 2023.

Rigosertib as monotherapy

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

Based on rigosertib’s activity as a potent PLK-1 pathway inhibitor (Antanasova, 2019), a Phase 2 open label IIS with rigosertib monotherapy in patients with advanced/metastatic squamous cell carcinoma associated with recessive dystrophic epidermolysis bullosa (RDEB-SCC) is enrolling patients. As we disclosed in December 2021 early preliminary data from this study were presented at the Austrian Society of Dermatology and Venerology Annual Conference 2021, which took place from November 25 – 27, 2021 and more recently at the World Congress on Rare Skin Diseases which took place in Paris, from June 7-9, 2022.

Data from the recent presentations are from a patient with a history of multiple, unresectable cutaneous SCCs (cSCC) that were unresponsive to prior treatments including cemiplimab. Results showed that intravenously administered rigosertib had an acceptable safety profile and that the patient experienced sustained clinical and histological complete remission of all lesions without signs of metastatic disease following 13 treatment cycles. The patient remains in complete remission and on drug. Another patient was recently enrolled, a patient with RDEB and multiple cSCCs and metastatic disease involving the lymph nodes whose prior treatments included surgical excision, systemic targeted therapy (cetuximab) and immunotherapy (pembrolizumab). At baseline, the patient had extensive, unresectable cSCC involving the left elbow region as well nodal disease noted on PET-CT scan. After 4 cycles of oral rigosertib starting at 560 mg PO BID, there was reportedly complete clinical remission of all cSCC lesions. The patient has tolerated oral rigosertib and remains on therapy.

Although the trial’s currently available safety and efficacy data are from only two patients, the investigators believe they represent a very encouraging finding that warrants further study. In addition, the investigators, and we, believe the data generated in preclinical models that suggest rigosertib’s activity against PLK1 have now been preliminarily supported in the clinic and suggest that rigosertib may play a role in other more common cancers driven by PLK1.

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

Research and Development

Since commencing operations, we have dedicated a significant portion of our resources to the development of our clinical-stage product candidates, particularly rigosertib and more recently narazacicib. We incurred research and development expenses of $11.4 million and $7.3 million during the years ended December 31, 2022 and 2021, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development.

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

SymBio Pharmaceuticals Limited

In July 2011, we entered into a license agreement with SymBio Pharmaceuticals Limited (Symbio), as subsequently amended, granting SymBio an exclusive, royalty-bearing license for the development and commercialization of rigosertib in Japan and Korea. Under the SymBio license agreement, SymBio is obligated to use commercially reasonable efforts to develop and obtain market approval for rigosertib inside the licensed territory and we have similar obligations outside of the licensed territory. We have also entered into an agreement with SymBio providing for the Company to supply SymBio with development-stage product. Under the SymBio license agreement, we also agreed to supply commercial product to SymBio under specified terms that will be included in a commercial supply agreement to be negotiated prior to the first commercial sale of rigosertib. The supply of development-stage product and the supply of commercial product will be at our cost plus a defined profit margin. We have additionally granted SymBio a right of first negotiation to license or obtain the rights to develop and commercialize compounds having a chemical structure similar to rigosertib in the licensed territory.

Under the terms of the SymBio license agreement, we received an upfront payment of $7,500,000. In addition, we could receive regulatory, development and sales-based milestone payments as well as royalty payments at percentage rates ranging from the mid-teens to 20% based on net sales of rigosertib by SymBio.

Royalties will be payable under the SymBio agreement on a country- by-country basis in the licensed territory, until the later of the expiration of marketing exclusivity in those countries, a specified period of time after first commercial sale of rigosertib in such country, or the expiration of all valid claims of the licensed patents covering rigosertib or the manufacture or use of rigosertib in such country. If no valid claim exists covering the composition of matter of rigosertib or the use of or treatment with rigosertib in a particular country before the expiration of the royalty term, and specified competing products achieve a specified market share percentage in such country, SymBio’s obligation to pay us royalties will continue at a reduced royalty rate until the end of the royalty term. In addition, the applicable royalties payable to us may be reduced if SymBio is required to pay royalties to third-parties for licenses to intellectual property rights necessary to develop, use, manufacture or commercialize rigosertib in the licensed territory. The license agreement with SymBio will remain in effect until the expiration of the royalty term. However, the SymBio license agreement may be terminated earlier due to the uncured material breach or bankruptcy of a party, or force majeure. If SymBio terminates the license agreement in these circumstances, its licenses to rigosertib will survive, subject to SymBio’s milestone and royalty obligations, which SymBio may elect to defer and offset against any damages that may be determined to be due from us. In addition, we may terminate the license agreement in the event that SymBio brings a challenge against it in relation to the licensed patents, and SymBio may terminate the license agreement without cause by providing us with written notice a specified period of time in advance of termination. The upfront payment is being recognized ratably through December 2037, the expected term of the agreement. We recognize revenues related to the supply agreement with SymBio when control of the product is transferred to Symbio. Revenues related to the supply agreement were $0 and $0 for the fiscal years ended December 31, 2022 and 2021, respectively.

Pint International SA

In March 2018, we entered into a License, Development and Commercialization Agreement (the Pint License Agreement) with Pint International SA (which, together with its affiliate Pint Pharma GmbH, are collectively referred to as Pint). Under the terms of the Pint License Agreement, we granted Pint an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and commercialize any pharmaceutical product (the Pint Licensed Product) containing rigosertib in all uses of rigosertib or the Product in humans in Latin American countries (the Pint Territory, including Argentina, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Cuba, Dominican Republic, Ecuador, El Salvador, French Guiana, British Guiana, Suriname, Guatemala, Haiti, Honduras, Mexico, Nicaragua, Panama, Paraguay, Peru, Uruguay and Venezuela).

Pint agreed to make an upfront equity investment and a subsequent equity investment in our common stock. In addition, we could receive regulatory, development and sales-based milestone payments as well as tiered, double-digit royalties based on aggregate net sales in the Pint Territory. Pint and the Company have also agreed to enter into a supply agreement providing for Pint purchasing rigosertib and the Pint Licensed Product from the Company within 90 days of FDA approval of a New Drug Application (NDA) for the Pint Licensed Product.

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

Knight Therapeutics, Inc.

In November 2019, we entered into a Distribution, License and Supply Agreement (the Knight License Agreement) with Knight Therapeutics Inc. (Knight). Under the terms of the License Agreement, we granted Knight (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and manufacture any product (the Knight Licensed Product) containing rigosertib for Canada (and Israel should Knight exercise its option) (the Knight Territory) and in human uses (the Knight Licensed Field), and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to commercialize the Knight Licensed Product in the Knight Territory and in the Knight Licensed Field.

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

Specialised Therapeutics Asia Pte. Ltd.

In December 2019, we entered into a Distribution, License and Supply Agreement (the STA License Agreement) with Specialised Therapeutics Asia Pte. Ltd. (STA). Under the terms of the License Agreement, we granted STA (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and manufacture any product (the STA Licensed Product) containing rigosertib for Australia and New Zealand (the STA Territory) and in human uses (the STA Licensed Field), and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to commercialize the STA Licensed Product in the STA Territory and in the STA Licensed Field.

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

Narazaciclib Patents

As of March 2023, we owned or exclusively licensed issued patents and pending patent applications covering composition of matter, formulation and various indications for method-of-use for narazaciclib filed worldwide, including in the United States. The U.S. composition-of-matter patent for narazaciclib expires in 2031. We have recently filed new patent applications covering methods of treatment in target indications that are projected to extend to 2043 before any possible patent term extensions. Patent term extensions may be available, depending on various provisions in the law.

Rigosertib Patents

As of March 2023, we owned or exclusively licensed issued patents and pending patent applications covering composition-of-matter, process, formulation and various indications for method-of-use for rigosertib filed worldwide, including in the United States. The U.S. composition-of-matter patent for rigosertib, which we in-licensed pursuant to the license agreement with Temple, currently expires in 2026. A U.S. method of treatment patent for rigosertib, which we also in-licensed from Temple, expires in 2025. A patent covering the use of rigosertib in combination with anticancer agents including azacitidine is issued and will expire in 2028. The novel formulation patent for rigosertib expires in 2037. We have recently filed new patent applications covering methods of treatment in target indications that are projected to extend to 2044 before any possible patent term extensions. Patent term extensions may be available, depending on various provisions in the law.

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

There are several ongoing clinical trials aimed at expanding the use of approved chemotherapeutic and immunomodulatory agents in the diseases we are studying, as well as several new clinical programs testing novel technologies. Companies with marketed CDK 4/6 inhibitors in the HR+/ HER2- metastatic breast cancer space include Pfizer (palbociclib), Novartis (ribociclib) and Eli Lilly (abemacicilib). Onconova will be studying narazaciclib and letrozole in advanced low-grade endometrioid endometrial cancer, as well as combinations with narazaciclib in CDK 4/6i refractory HR+/ HER2- metastatic breast cancer and other potential indications.

Manufacturing

Our product candidates are synthetic small molecules. Manufacturing activities must comply with FDA current good manufacturing practices (cGMP), regulations commensurate with the product candidates’ stage of development. We conduct our manufacturing activities under individual purchase orders with third-party contract manufacturers (CMOs). We have quality agreements in place with our key CMOs. We have also established an internal quality management organization, which audits and qualifies CMOs in the United States and abroad.

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

The FDA regulates and inspects or conducts remote regulatory assessments of equipment, facilities and processes used in manufacturing pharmaceutical products prior to approval. If we or CMOs fail to comply with applicable cGMP requirements and conditions of product approval, the FDA may seek sanctions, including fines, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, refusal to approve applications, seizure or recall of products and criminal prosecution. Although we periodically monitor the FDA compliance of our third-party CMOs, we cannot be certain that our present or future third-party CMOs will consistently comply with cGMP and other applicable FDA regulatory requirements.

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

Government Regulation

As a pharmaceutical company that operates in the United States, we are subject to extensive regulation by the FDA, and other federal, state, and local regulatory agencies. The Federal Food, Drug, and Cosmetic Act (the FDC Act), and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising, marketing, and promotion of our products. The FDA also has issued a growing body of guidance documents that provide the agency’s interpretation of regulatory requirements.

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

United States Government Regulation

The FDA is the main regulatory body that controls pharmaceuticals in the United States, and its regulatory authority is based in the FDC Act. Pharmaceutical products are also subject to other federal, state and local statutes. A failure to comply explicitly with any requirements during the product development, approval, or post-approval periods, may lead to administrative or judicial sanctions. These sanctions could include the imposition by the FDA or an institutional review board (IRB), or Independent Ethics Committee (IEC) of a hold on clinical trials, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning letters, untitled letters, cyber letters, product recalls, product seizures or detention, prohibition on importing or exporting, total or partial suspension of production or distribution, injunctions, fines, civil penalties, adverse publicity, disgorgement, restitution, FDA debarment, debarment from government contracting or refusal of future orders under existing contracts, exclusion from Federal healthcare programs, corporate integrity agreements, consent decrees, or criminal prosecution.

The steps required before a new drug may be marketed in the United States generally include:

●	Completion of preclinical or nonclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice (GLP), regulations and other applicable laws and regulations;
●	Submission to the FDA of an IND to support human clinical testing;
●	Approval by an IRB at each clinical site or centrally before each trial may be initiated;
●	Performance of adequate and well-controlled clinical trials in accordance with federal regulations and with current good clinical practices (GCPs) to establish the safety and efficacy of the investigational drug product for each targeted indication;

●	Submission of an NDA to the FDA;
●	Satisfactory completion of an FDA Advisory Committee review, if applicable;
●	Satisfactory completion of an FDA inspection of the manufacturing facilities at which the investigational product is produced to assess compliance with cGMPs, and to assure that the facilities, methods and controls are adequate, as well as satisfactory completion of FDA inspections of selected clinical trial sites to ensure that clinical trials were conducted in accordance with GCPs; and
●	FDA review and approval of the NDA.

Preclinical and Clinical Trials

The testing and approval process of product candidates requires substantial time, effort, and financial resources. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease. Product development typically begins with preclinical or nonclinical studies. Preclinical studies include laboratory evaluation of chemistry, pharmacology, toxicity, and product formulation, as well as animal studies to assess potential safety and efficacy. Such studies must generally be conducted in accordance with the FDA’s GLPs.

Prior to commencing the first clinical trial with a product candidate, an IND sponsor must submit the results of the preclinical tests and preclinical literature, together with manufacturing information, analytical data, any available clinical data or literature, and proposed clinical study protocols among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. This authorization is required before interstate shipping and administration of any new drug product to humans that is not the subject of an approved NDA. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. During its review, the FDA may determine that study subjects would be exposed to an unacceptable level of risk of harm or injury, and may raise questions or issues related to one or more components of the IND, resulting in the IND being placed on clinical hold. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational drug to patients under the supervision of qualified investigators following GCPs, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors. Clinical trials are conducted under protocols that detail the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. Under newly enacted legislation, diversity plans will also be required. The informed written consent of each participating subject is required. Special clinical trial ethical considerations also must be taken into account if a study involves children. The clinical investigation of an investigational drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

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

The decision to terminate development of an investigational drug product may be made by either a health authority body, such as the FDA or IRB/independent ethics committees (IECs), or by a company for various reasons. An IRB approves the initiation of a clinical trial and supervises the conduct of the trial to ensure that the risks to human subjects are reasonable in relation to the anticipated benefits and that there are adequate human subject protections in place. The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. In some cases, clinical trials are overseen by an independent group of qualified experts organized by the trial sponsor. This group provides guidance on whether or not a trial may or should move forward at designated check points. These decisions are based on the limited access to data from the ongoing trial. The suspension or termination of development can occur during any phase of clinical trials if it is determined that the participants or patients are being exposed to an unacceptable health risk, if the product candidate does not show sufficient evidence of efficacy, if the development program does not comply with applicable regulatory requirements, or due to changing sponsor business objectives.

In addition, there are various reporting requirements that clinical trial sponsors and investigators must comply with during the course of a clinical trial. For instance, there are requirements for the registration of ongoing clinical trials of drugs on public registries and the disclosure of certain information pertaining to the trials as well as clinical trial results after completion. Sponsors must also make annual reports to the FDA concerning the progress of their clinical trial programs as well as more frequent reports for certain serious adverse events. Sponsors must submit a protocol for each clinical trial, and any subsequent protocol amendments to the FDA and the applicable IRBs. IRBs must also receive information concerning unanticipated problems involving risks to subjects. Investigators must further provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA. Moreover, under the 21st Century Cures Act, manufacturers or distributors of investigational drugs for the diagnosis, monitoring, or treatment of one or more serious diseases or conditions must have a publicly available policy concerning expanded access to investigational drugs.

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

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational drug product information is submitted to the FDA in the form of an NDA to request market approval for the product in specified indications.

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

In most cases, the NDA must be accompanied by a substantial user fee; there may be some instances in which the user fee is waived. The FDA will initially review the NDA for completeness before it accepts the NDA for filing. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. After the NDA submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. For new molecular entities, or NMEs, the FDA has the goal of completing its review within 10 months of the application’s acceptance for filing. This, however, is just a goal, and the review time may take longer. For instance, the FDA can extend this review by three months to consider certain late-submitted information or information intended to clarify information already provided in the submission.

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

Before approving an NDA, the FDA will inspect or conduct a remote regulatory assessment of the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect or conduct a remote regulatory assessment of one or more clinical sites to assure compliance with GCP. After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter indicates that the review cycle of the application is complete and the application is not ready for approval. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application, including additional clinical trials. If a complete response letter is issued, the applicant may either: resubmit the NDA, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing, clinical trials, and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems are identified following initial marketing.

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

Advertising and Promotion

The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses — that is, uses not approved by the FDA and therefore not described in the drug’s labeling — because the FDA does not regulate the practice of medicine. All statements regarding products must be consistent with the FDA approved label, must be truthful and non-misleading, and must be adequately substantiated with a fair balance between product benefit claims and risks, among other requirements. This means, for example, that we cannot make claims about the superiority of or otherwise compare our products to other treatments without substantiation, which typically are head-to-head clinical studies However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but may engage in non-promotional, balanced communication regarding off-label use under specified conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the Department of Justice (the DOJ), or the Office of the Inspector General of the Department of Health and Human Services (HHS), as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

Post-Approval Regulations

After regulatory approval of a drug is obtained, a company is required to comply with a number of post-approval requirements. For example, as a condition of approval of an NDA, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the overall survival benefit of the drug. In addition, as a holder of an approved NDA, a company would be required to report adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of its products. Further, under the Drug Quality and Security Act, manufacturers, repackagers, wholesale distributors, dispensers, and third-party logistics providers have obligations concerning the tracking and tracing of drug products, as well as the investigation and reporting of suspect and illegitimate products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval to assure and preserve the long-term stability of the drug product. Manufacturing facilities must be registered with FDA and marketed drug products must be listed. Sponsors are also subject to annual program fees, though there may be some exemptions. The FDA periodically inspects or conducts remote regulatory assessments of manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural and substantive record keeping requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon a company and any third-party manufacturers that a company may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

FDA post-approval requirements are continually evolving. For example, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which includes various provisions regarding FDA drug shortage and manufacturing volume reporting requirements, as well as provisions regarding supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy and domestic manufacturing. As part of the CARES Act implementation, the FDA recently issued a guidance on the reporting of the volume of drugs produced, which reporting will require additional administrative efforts by drug manufacturers. The executive branch has also taken steps to promote domestic manufacturing, and the Consolidated Appropriations Act of 2023, and the reauthorization of the Prescription Drug User Fee Act, which were passed in 2022, included several changes to the FDC Act.

The Hatch-Waxman Amendments to the FDC Act

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product or method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA or 505(b)(2) application. In an effort to clarify which patents must be listed in the Orange Book, in January 2021, Congress passed the Orange Book Transparency Act of 2020, which largely codified the FDA’s existing practices into the FDCA.

An ANDA provides for marketing of a generic drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug. 505(b)(2) applications provide for marketing of a drug product that may have the same active ingredients as the listed drug and contain the same full safety and effectiveness data as an NDA, but at least some of the information comes from studies not conducted by or for the applicant. 505(b)(2) applicants may rely on published literature or the FDA’s prior finding of safety and effectiveness for an NDA approved drug product. The ANDA or 505(b)(2) applicant is required to certify to the FDA concerning any patents listed for the approved product referenced in the marketing application in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired;

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

Exclusivity

Upon NDA approval of a new chemical entity, or NCE, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA cannot receive any ANDA or a 505(b)(2) application for the same active moiety. Certain changes to a drug, such as the addition of a new indication to the package insert, may be associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA for a generic drug or a 505(b)(2) application that includes the change, if the applicant conducted clinical trials essential to the approval of the application, which are not bioavailability or bioequivalence studies. Such exclusivity in the EU under a broadly equivalent regime is 10 years.

An ANDA or a 505(b)(2) application may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed.

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension of a single unexpired patent, that has not previously been extended. The allowable patent term extension is calculated as half of the drug’s testing phase — the time between IND application and NDA submission — and all of the review phase — the time between NDA submission and approval up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years from the date of approval. Similar extension rules apply in the EU.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (FCPA), prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Europe and Other International Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Some countries outside of the United States have a similar process that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical trials. In Europe, for example, a CTA must be submitted to each country’s national health authority and an IEC, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. With the Clinical Trials Regulation (EC) 536/2014 in force since January 31, 2022, it is now possible to make a single application for a cross-border trial within the EU through an EU clinical trial portal. With the departure of the United Kingdom (UK) from the EU, trials in the UK have to be approved through the portal and a separate application will need to be made to the UK Medicines and Healthcare products Regulatory Agency. Additionally, in the EU there is an increasing move to transparency of trial summary reports and the above Clinical Trial Regulation will include a publicly accessible database of data and information submitted in accordance with this regulation. Companies submitting data will need to justify why it should be kept confidential.

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

Expanded Access

Under certain circumstances, regulators may permit unapproved drugs to be used by patients outside of clinical trials. In the U.S., with FDA approval, manufacturers may provide investigational drugs to patients with serious or immediately life threatening diseases for which there are no comparable or satisfactory alternative therapies. To qualify for U.S. expanded access, the potential benefit must justify the potential risks and the potential risks must not be unreasonable. Providing the investigational drug must also not interfere with product development. There are additional qualifying criteria depending on the number of patients in the expanded access program, and the expanded access sponsor and investigator must comply with FDA’s regulations. U.S. law also permits treatment access to certain investigational drugs under the federal Right to Try law, which permits manufacturers to provide investigational drugs to patients with a life-threatening disease or condition, who have exhausted all approved treatment options, who cannot participate in a clinical trial of the drug, and who provides informed consent, provided that certain conditions are met. Certain reports must be submitted to FDA under the federal Right to Try law. There are also state level Right to Try statutes.

In the European Union, early access programs are authorized by EU legislation and, through national laws, EU member states have implemented regulatory requirements related to these programs. National competent authorities may authorize early access program use. In both the European Union and United States unapproved drug products may not be promoted or marketed.

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

Notably, the exact scope of orphan drug exclusivity is currently in flux. A 2021 judicial decision, Catalyst Pharms., Inc. v. Becerra, challenged and reversed an FDA decision on the scope of orphan product exclusivity for the drug Firdapse. Under this decision, orphan drug exclusivity for Firdapse blocked approval of another company’s application for the same drug for the entire disease or condition that for which orphan drug designation was granted even though the approved product indication was narrower. This decision was contrary to FDA’s interpretation of the FDC Act, which took the position that orphan drug exclusivity only protected a product’s approved indication. In January 2023, the FDA published a notice in the Federal Register stating that it interprets the Catalyst Pharms., decision narrowly and intends to continue tying the scope of orphan drug exclusivity to the uses or indications that a drug is approved for. The scope of orphan drug exclusivity will likely be an evolving area.

In the European Union, Orphan Drug Designation also entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following drug approval. This period may be reduced to six years if the Orphan Drug Designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the holder of the marketing authorization for the original orphan medicinal product is unable to supply sufficient quantities of the medicinal product. As with the FDA, orphan drug exclusivity does not prevent the EMA from approving a second medicinal product where such second medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior.

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

Based on results of one or more Phase 3 clinical trials submitted in an NDA, upon the request of an applicant, a priority review designation may be granted to a product by the FDA, which sets the target date for FDA action on the application at six months from FDA filing, or eight months from the sponsor’s submission. Priority review is given to drugs intended to treat serious conditions and which, if approved would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of the serious condition. If criteria are not met for priority review, the standard FDA review period is 10 months from FDA filing, or 12 months from sponsor submission. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

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

In addition, products for treating serious or life threatening conditions and that provide a meaningful advantage over available therapies may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA will require a sponsor of a drug receiving accelerated approval to perform post-marketing studies, including completion of Phase 4 clinical trials to demonstrate clinical benefit, and to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoints. By the date of approval of an accelerated approval product, the FDA must specify the conditions for the required post approval studies, including enrollment targets, the study protocol, milestones, and target completion dates. The FDA may also require that the confirmatory Phase 4 studies be commenced prior to the FDA granting a product accelerate approval. Reports on the progress of the required Phase 4 confirmatory studies must be submitted to the FDA every 180 days after approval. The drug may be subject to accelerated withdrawal procedures if such studies do not verify the product’s clinical benefit or other evidence shows a lack of safety or efficacy pursuant to a streamlined process that is outlined in the FDC Act. Promotional materials for products approved via the accelerated approval pathway must be submitted to the FDA prior to initial distribution. Such products may also be subject to distribution or use restrictions, if the FDA determines that restrictions are needed to assure safe use. In recent years, the accelerated approval pathway has come under significant FDA and public scrutiny. Accordingly, depending on the results of our studies, the FDA may be more conservative in granting accelerated approval or, if granted, may be more apt to withdrawal approval if clinical benefit is not confirmed.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Sponsors availing themselves of these programs must also be prepared to potentially work on accelerated timelines with respect to other areas of product development, including manufacturing.

Under the Centralized Procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the EMA’s Committee for Medicinal Products of Human Use (CHMP)). On average, an approval is provided by the European Commission after approximately 15 months. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, defined by three cumulative criteria: the seriousness of the disease (e.g., heavy disabling or life-threatening diseases) to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days. There is also a conditional marketing authorization which allows for the early approval of a medicine on the basis of less complete clinical data than normally required, if the medicine addresses an unmet medical need and targets a seriously debilitating or life-threatening disease, a rare disease or is intended for use in emergency situations in response to a public health threat. The benefit to public health must outweigh the risk due to the limited availability of clinical data at the time of marketing authorization.

The EMA has recently been conducting a pilot on ‘adaptive pathways’ — an iterative process building on existing regulatory processes involving gathering evidence through real-life use to supplement clinical trial data.

Pediatric Information

Under the Pediatric Research Equity Act (the PREA), NDAs or certain supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

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

Healthcare Regulation

Following approval of any product candidate, the product would be subject to a comprehensive system of laws and regulations on the state and federal level that govern how drug products are reimbursed , healthcare financing, and drug manufacturers’ relationships and interactions with healthcare professionals, including potential prescribers. These requirements include required fees, rebates, discounts and payment reductions, required price reporting and pricing transparency, caps on price increases, requirements around price negotiation, and requirements to enter into agreements with government agencies and certain healthcare entities that may result in significant limits on the prices we may charge for our products. Failure to comply with these laws, regulations, and/or restrictions could result in a loss of our ability to continue selling our drugs to the federal and state governments or receiving reimbursement for our drugs once approved. It could also result in enforcement actions.

The government is increasingly focused on measures to contain program costs for prescription drugs and there have been a number of U.S. Congressional inquiries, proposed bills, and enacted legislation focused on decreasing prescription drug spending and bringing more transparency to drug pricing. These efforts may result in a decrease in the amount of reimbursement we received for our drugs from Medicare or other government programs for our drugs, once approved, and any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. These and any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations. Because of the significant governmental focus on drug prices, at this time we cannot determine how or if our product candidates will be reimbursed, following approval, or if any reimbursement levels will be sufficient to allow us to attain profitability. Changes in the law may result in additional downward pressure on coverage and the price that we receive for any approved product, or may require increased manufacturer rebates, and could seriously harm our business.

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

Other Healthcare Laws and Compliance Requirements

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable in whole or in part under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting some business arrangements from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor, as well as if they do. With respect to the safe harbors, the Office of Inspector General of HHS recently promulgated two additional safe harbor regulations. One safe harbor regulation excludes from the definition of “remuneration” limited categories of manufacturer rebates or other price reductions to a plan sponsor under Medicare Part D or a Medicaid Managed Care Organization plan reflected in point-of sale reductions in price. The second safe harbor regulation excludes from the definition of “remuneration” PBM service fees paid by a manufacturer to a PBM. In addition, the Office of Inspector General of HHS revised the discount safe harbor regulation to exclude from the definition of “discount” a reduction in price by a manufacturer to plan sponsors under Medicare Part D either directly to the plan sponsor, or indirectly through a PBM. The effective date of the two new safe harbors and the revision to the discount safe harbor was delayed by court order until January 1, 2023. Recent legislation further delayed implementation of the new safe harbors and the revision to the discount safe harbor until January 1, 2032. Our practices may not in all cases meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability. The reach of the Anti-Kickback Statute was broadened by the Affordable Care Act, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a per se false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

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

The civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a product’s label, and allegations as to misrepresentations with respect to products, contract requirements, and services rendered , in addition to other allegations. In addition, private payers have been filing follow-on lawsuits alleging fraudulent misrepresentation. Intent to deceive is not required to establish liability under the civil False Claims Act. Rather, a claim may be false for deliberate ignorance of the truth or falsity of the information provided or for acts in reckless disregard of the truth or falsity of that information. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any damages, penalties or settlement funds. If the government declines to intervene, the individual may pursue the case alone. The civil False Claims Act provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into tens and even hundreds of millions of dollars. For these reasons, since 2004, False Claims Act lawsuits against biopharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off label uses. Civil False Claims Act liability may further be imposed for known Medicare or Medicaid overpayments, for example, overpayments caused by understated rebate amounts, that are not refunded within 60 days of identifying the overpayment, even if the overpayment was not caused by a false or fraudulent act.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) created new federal criminal statutes that prohibits, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. The Affordable Care Act amended the intent requirement of certain of these criminal statutes under HIPAA so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation. Further, the government may prosecute conduct constituting a false claim under the criminal False Claims Act. The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent and, unlike the civil False Claims Act, requires proof of intent to submit a false claim. Also, many states have fraud and abuse statutes or regulations that are similar to the federal Anti-Kickback Statute and False Claims Act that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

The Affordable Care Act further created new federal requirements for reporting, by applicable manufacturers of covered drugs, of information related to payments and other transfers of value made to or at the request of covered recipients, namely US-licensed physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family. The categories of covered recipients later was expanded to include physician assistants, nurse practitioners, clinical nurse specialists, certified nurse midwives and certified registered nurse anesthetists. Payments made to physicians and certain research institutions for clinical trials are included within the ambit of this law.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (HITECH) Act, and their implementing regulations, impose requirements relating to the privacy, security, breach notification, and transmission of protected health information. HIPAA’s security and certain privacy standards are directly applicable to “business associates” — persons or organizations, other than a member of a covered entity’s workforce, that create, receive, maintain, or transmit protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. HIPAA authorizes the imposition of civil and criminal penalties against covered entities and business associates. HIPAA permits state attorneys general to file civil actions for damages or injunctions in federal courts to enforce the HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. HIPAA also imposes requirements with respect to disclosures of protected health information for research purposes, such as clinical trials. In addition, state laws, such as the California Consumer Privacy Act, govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not be preempted by HIPAA. In 2023, new state privacy laws will become effective in California, Colorado Connecticut, Utah, and Virginia, further complicating privacy compliance efforts. In addition, more onerous foreign data privacy provisions may apply. For instance, the EU General Data Protection Regulation imposes stricter rules on the processing of personal data than apply in the United States and its provisions exclude the export of data relating to identifiable individuals to most countries, including the United States, unless certain safeguards are in place.

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

Human Capital

We believe that our success is largely dependent upon our ability to attract and retain qualified employees. As of December 31, 2022, we had 17 employees (16 of which were full-time employees), in addition to several consultants or independent contractors working for us. We are not party to any collective bargaining arrangements and consider our relations with our employees to be good. Although we believe that the size of our current workforce is appropriate to achieve our objectives, we may hire additional employees with specialized expertise as we continue to grow our business. We believe that we have been successful to date in attracting skilled and experienced scientific and business professionals.

We strongly believe that our success depends, in part, on open and regular communication with employees to help foster a high performing and engaged workforce. To help ensure that employees fully understand the Company’s long-term strategy and annual goals and how their work contributes to the Company’s success, we utilize a variety of channels to facilitate open and direct communication, including monthly all-employee meetings and regular ongoing update communications.

Our compensation philosophy is to pay for performance, which supports the Company’s business strategies, and offer competitive compensation arrangements to attract and retain key individuals. The Company has established a Compensation Committee of the Board of Directors which considers the impact of our corporate performance in determining compensation for named executive officers, as well as each named executive officer’s individual performance, macroeconomic conditions generally, and data from peer group companies.

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

Summary of Principal Risk Factors

●	Our product development efforts may not be successful.
●	Our future success is dependent primarily on the regulatory approval and commercialization of our product candidates.
●	The results of preclinical testing or earlier clinical studies are not necessarily predictive of future results. Any product candidate we advance into clinical trials may not have favorable results in later-stage clinical trials or receive regulatory approval.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome.
●	Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.
●	Failure to follow the FDA’s applicable regulatory requirements may result in enforcement action.
●	Changes in product candidate manufacturing or formulation may result in additional costs or delay.
●	Healthcare legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.
●	Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	If we breach our license agreements or fail to negotiate new agreements pertaining to our product candidates, we could lose the ability to continue the development and potential commercialization of these product candidates.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.
●	We may engage in future business combinations or collaborations that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.

●	We depend on information technology and computer systems to operate our business; our business and operations would suffer in the event of any failures or interruptions of our computer system, such as a data breach or cybersecurity incident.
●	Climate change, environmental, social and governance and sustainability initiatives may result in regulatory or structural industry changes that could require significant operational changes and expenditures, reduce demand for the Company’s products and adversely affect our business, financial condition, and results of operations.
●	Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.
●	Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel.
●	The COVID-19 pandemic could adversely impact our business, including our clinical trials, drug manufacturing and nonclinical activities.
●	Our recurring operating losses, negative cash flows from operations, and accumulated deficit raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new financings.
●	The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2022 contains an explanatory paragraph relating to our ability to continue as a going concern.
●	We need to obtain additional funding to continue as a going concern; if we are unable to meet our needs for additional funding in the future, we will be required to limit, scale back or cease operations.
●	We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.
●	We currently have no source of product revenue and may never become profitable.
●	We need to obtain additional funding to further develop our products in future clinical trials and through regulatory processes; if we are unable to meet our needs for additional funding in the future, we will be required to limit, scale back or cease operations.
●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.
●	Changes in United States and China relations, as well as relations with other countries, and/or regulations may adversely impact our business, our operating results, our ability to raise capital and the market price of our shares.
●	We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.
●	If we lose our relationships with CROs, our drug development efforts could be delayed.
●	We have limited experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. We are dependent on third-party manufacturers for the manufacture of our product candidates for clinical trials as well as on third parties for our supply chain, and if we experience problems with any third parties, the manufacturing of our product candidates or products could be delayed.
●	We could be required to incur significant expenses to perfect our intellectual property rights, and our intellectual property rights may be inadequate to protect our competitive position. If we are unable to protect our intellectual property rights, our competitive position could be harmed.
●	We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful.
●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business.
●	We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

●	We may not comply with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our Common Stock could be delisted, which could affect our Common Stock's market price and liquidity and reduce our ability to raise capital.
●	Our share price and the liquidity of our stock may be volatile and result in substantial losses to our stockholders.
●	We may be subject to securities litigation, which is expensive and could divert management attention.
●	Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

Risks Related to Our Business and Industry

Our product development efforts may not be successful.

The focus of our development efforts is currently on narazaciclib and oral rigosertib. Although, we believe that there are opportunities for us to develop narazaciclib, our novel multi kinase inhibitor targeting CDK4/6 as well as other tyrosine kinases, in indications such as endometrial cancer, metastatic breast cancer, mantle cell lymphoma and multiple myeloma, and oral rigosertib in RAS mutated cancers, clinical drug development is expensive, can take many years to complete, and its outcome is inherently uncertain. Even if our clinical development programs are successful, we may not be able to successfully commercialize any product. There can be no assurance that our focus on narazaciclib and oral rigosertib will be successful, and that we will be able to successfully develop a product candidate or, even if we do, that we will be able to successfully commercialize such candidate.

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

Failure to follow the FDA’s applicable regulatory requirements may result in enforcement action.

If we or our third party contractors are not able to follow the FDA’s regulatory requirements, we or they may face enforcement actions that may materially harm our business, including, but not limited to:

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

The regulations that govern, among other things, marketing approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country and our ability to commercialize any products will depend, in part, on the extent to which coverage and adequate reimbursement for our products is available. In the United States and some foreign jurisdictions, including the European Union, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, limit coverage and reimbursement or restrict the prices we may charge including through payments of increased manufacturer rebates and penalties, and affect our ability to successfully sell any product candidates for which we obtain marketing approval. Furthermore, in the United States private payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates. These and any additional healthcare reform measures in the United States, the European Union and other potentially significant markets could further constrain our business or limit the amounts that governments will pay for healthcare products and services, which could result in additional pricing pressures.

States, in the US, have also enacted laws requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, cap or regulate price increases, negotiate or pay increased supplemental rebates and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing specified physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit other specified sales and marketing practices.

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

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA, Centers for Medicare & Medicaid Services, or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, comply with the FDA’s laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct for our directors, officers and employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

Climate change, environmental, social and governance and sustainability initiatives may result in regulatory or structural industry changes that could require significant operational changes and expenditures, reduce demand for the Company’s products and adversely affect our business, financial condition, and results of operations.

Climate change, environmental, social and governance (ESG) and sustainability are a growing global movement. Continuing political and social attention to these issues has resulted in both existing and pending international agreements and national, regional and local legislation, regulatory measures, reporting obligations and policy changes. Also, there is increasing societal pressure in some of the areas where we operate, to limit greenhouse gas emissions as well as other global initiatives. These agreements and measures may require, or could result in future legislation, regulatory measures or policy changes that would require operational changes or increase expenses.

Furthermore, increasing attention to climate change, ESG and sustainability has resulted in governmental investigations, and public and private litigation, which could increase our costs or otherwise adversely affect our business or results of operations. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us, which could have a negative impact on the price of our securities and our access to and costs of capital.

Any or all of these ESG and sustainability initiatives may result in significant operational changes and expenditures, cause us reputational harm, and could materially adversely affect our business, financial condition, and results of operations.

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

We are highly dependent upon Steven Fruchtman, M.D., President and Chief Executive Officer, Mark Guerin, C.P.A., Chief Operating and Chief Financial Officer, and Mark Gelder, M.D., Chief Medical Officer, and our other executive officers. Although we have employment agreements with the persons named above, these agreements are at-will and do not prevent such persons from terminating their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

The COVID-19 pandemic could adversely impact our business, including our clinical trials, drug manufacturing and nonclinical activities.

As the COVID-19 pandemic continues around the globe, we may experience disruptions that could severely impact our business, clinical trials, drug manufacturing and nonclinical activities. These potential disruptions may include but are not limited to delays or difficulties in clinical site initiation and patient recruitment, patient withdrawals, postponement of planned clinical or preclinical studies, redirection of site resources from studies, study modification, suspension, or termination, the introduction of remote study procedures and modified informed consent procedures, study site changes, direct delivery of investigational products to patient homes requiring state licensing, study deviations or noncompliance, diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, delays in receiving approval from local regulatory authorities to initiate our planned clinical trials, delays in obtaining supplies of our product candidate or other materials that may be necessary for the conduct of our development program, delays in obtaining necessary inspections from the FDA or other regulatory authorities, changing laws and regulations in responses to the COVID-19 pandemic, and changes or delays in site monitoring. The foregoing may require that we consult with relevant review and ethics committees, IRBs, and the FDA. The foregoing may also impact the integrity of our study data. The effects of the COVID-19 pandemic may also increase the need for clinical trial patient monitoring and regulatory reporting of adverse effects.

Risks Related to Our Financial Position and Capital Needs

Our recurring operating losses, negative cash flows from operations, and accumulated deficit raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new financings.

Management has concluded that substantial doubt exists about our ability to continue as a going concern for the next twelve months from the date of the financial statements included in this Annual Report on Form 10-K. As of December 31, 2022, we had cash and cash equivalents of $38.8 million and current liabilities of $8.0 million. We believe that we have sufficient resources available to support our development activities and business operations and satisfy our obligations into the first quarter of 2024. We do not have sufficient cash and cash equivalents as of the date of this Annual Report on Form 10-K to support our operations for at least the 12 months following the date that the financial statements are issued.

We will require substantial additional financing to fund our ongoing clinical trials and operations, and to continue to execute our strategy. To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to explore various dilutive and non-dilutive sources of funding, including equity financings, strategic alliances, business development and other sources. The future success of the Company is dependent upon our ability to obtain additional funding. There can be no assurance, however, that we will be successful in obtaining such funding in sufficient amounts, on terms acceptable to us, or at all. The failure to obtain sufficient capital on acceptable terms when needed would have a material adverse effect on our business, results of operations, and financial condition. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued.

The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2022 contains an explanatory paragraph relating to our ability to continue as a going concern.

The auditor’s opinion on our audited financial statements for the year ended December 31, 2022 includes an explanatory paragraph stating that we have incurred recurring losses from operations that raise substantial doubt about our ability to continue as a going concern for the next twelve months from the date of the financial statements included in this Annual Report on Form 10-K. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our development efforts. Accordingly, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We need to obtain additional funding to continue as a going concern; if we are unable to meet our needs for additional funding in the future, we will be required to limit, scale back or cease operations.

Our consolidated financial statements for the year ended December 31, 2022 have been prepared assuming we will continue to operate as a going concern. However, due to our ongoing operating losses and our accumulated deficit, management has concluded that there is substantial doubt about our ability to continue as a going concern for the next twelve months from the date of the financial statements included in this Annual Report on Form 10-K. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to successfully raise sufficient additional capital, through future financings or through strategic and collaborative arrangements. If we are unable to obtain additional funding, we may not be able to continue as a going concern.

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

Our future capital requirements will depend on many factors, including:

●	timing and success of our clinical trials;
●	continued progress of and increased spending related to our research and development activities;
●	conditions in the capital markets and the biopharmaceutical industry, particularly with respect to raising capital or entering into strategic arrangements;
●	progress with preclinical experiments and clinical trials, including regulatory approvals necessary for advancement and continuation of our development programs;
●	changes in regulatory requirements and guidance of the FDA and other regulatory authorities, which may require additional clinical trials to evaluate safety and/or efficacy, and thus have significant impacts on our timelines, cost projections, and financial requirements;
●	ongoing general and administrative expenses related to our reporting obligations under the Exchange Act;
●	cost, timing, and results of regulatory reviews and approvals;
●	costs of any legal proceedings, claims, lawsuits and investigations;
●	success, timing, and financial consequences of any existing or future collaborative, licensing and other arrangements that we may establish, including potential granting of licenses to one or more of our programs in various territories, or otherwise monetizing one or more of our programs;
●	cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	costs of commercializing any of our product candidates;
●	technological and market developments;
●	compliance with Nasdaq's continued listing requirements;

●	cost of manufacturing development; and
●	timing and volume of sales of products for which we obtain marketing approval.

These factors could result in variations from our projected operating and liquidity requirements. Additional funds may not be available when needed, or, if available, we may not be able to obtain such funds on terms acceptable to us. If adequate funds are unavailable, we may be required, among other things, to:

●	delay, reduce the scope of or eliminate one or more of our research or development programs;
●	license rights to technologies, product candidates or products at an earlier stage or for indications or territories than otherwise would be desirable, or on terms that are less favorable to us than might otherwise be available;
●	obtain funds through arrangements that may require us to relinquish rights to product candidates or products that we would otherwise seek to develop or commercialize by ourselves; or
●	further reduce or cease operations.

We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate could fail to gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing and have not generated any revenue from product sales to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 1998. For the years ended December 31, 2022, and 2021, we reported net losses of $19.0 million and $16.2 million, respectively, and we had an accumulated deficit of $463.7 million at December 31, 2022.

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

Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, (SVB), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. As of March 10, 2023, we had nearly all of our cash and cash equivalent balances in segregated custodial accounts held by U.S. Bank for which SVB Asset Management is the advisor. Although a statement by the U.S. Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day following the date of closure and we and other depositors with SVB received such access on March 13, 2023, uncertainty and liquidity concerns in the broader financial services industry remain. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

Changes in United States and China relations, as well as relations with other countries, and/or regulations may adversely impact our business, our operating results, our ability to raise capital and the market price of our shares.

The US government, including the SEC, has made statements and taken certain actions that led to changes to US and international relations, and will impact companies with connections to the United States or China, including imposing several rounds of tariffs affecting certain products manufactured in China, imposing certain sanctions and restrictions in relation to China and issuing statements indicating enhanced review of companies with significant China-based operations. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on companies with significant connections to the U.S. or to China, our industry or on us. Any unfavorable government policies on cross-border relations and/or international trade, including increased scrutiny on companies with significant China-based operations, capital controls or tariffs, may affect our ability to raise capital and the market price of our shares.

If any new legislation, executive orders, tariffs, laws and/or regulations are implemented, if existing trade agreements are renegotiated or if the U.S. or Chinese governments take retaliatory actions due to the recent U.S.-China tension, such changes could have an adverse effect on our business, financial condition and results of operations, our ability to raise capital and the market price of our shares.

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs, as well as clinical trial sites for the conduct of our clinical trials. There is no guarantee that we will be able to maintain the relationships with these third parties, that we will be able to enter into additional relationships, or that we will be able to find replacement sites or CROs should any of our agreements terminate. We rely on these parties for execution of our preclinical and clinical trials, and we control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and sites does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices, or GLP, and the Animal Welfare Act requirements. We, our clinical trial sites, and our CROs are required to comply with federal regulations and current GCPs, which are international standards meant to protect the rights and health of patients that are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our sites or CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We or they may also face regulatory enforcement. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory approval process. We may also face liability and/or regulatory enforcement action should any of the third parties that we rely upon fail to comply with legal and/or regulatory requirements.

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

We do not own or operate facilities for the manufacture of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently rely on a single source CMO, for the chemical manufacture of active pharmaceutical ingredient for each of our product candidates. To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase the scale of production. We may need to identify additional CMOs for continued production of supply for our product candidates. In addition, regulatory authorities enforce cGMP through periodic inspections and remote regulatory assessments of active pharmaceutical ingredient (API) and drug product manufacturing sites, quality control contract laboratories and distribution centers. If we or our CMO fail to comply with applicable cGMP, the manufacturing data generated and subsequent API lots and drug product batches in our supply chain may be deemed unreliable. Clinical trials using the product candidate may also be deemed to be unreliable. As such, the FDA or comparable foreign regulatory authorities may require us to perform additional API and drug product manufacturing before continuing clinical trials or approving our marketing applications, may require us to conduct additional studies, and any such deficient product we supply to any collaboration partner may subject us to certain obligations under relevant agreements. We or our contractors may also face enforcement actions. We have not yet qualified alternate suppliers in the event the current CMOs we utilize are unable to scale production, or if we otherwise experience any problems with them. By example, our third party manufacturers may not be able to obtain sufficient quantities of any necessary supplies such as due to changing trade policies or supply shortages. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, as we have experienced with respect to our existing CMOs, it could be expensive and take a significant amount of time to arrange for alternative suppliers. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to synthesize and manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties. The manufacturing facilities that we use must also be approved by the FDA under a pre-approval inspection. If the facilities cannot pass these inspections, the FDA will not approve our marketing application. These manufacturing facilities will further be subject to continuing regulatory oversight and inspection, and, thus, they must continue to expend time and resources to maintain regulatory compliance.

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

Even if patents are granted that cover commercially-valuable compounds, we may decide to allow such patents to lapse, or if in-licensed, return the patents to the licensor. The effects of doing so are uncertain. In the case of returning granted patents to a licensor, we may encounter a scenario in which we need the patents in the future and are unable to obtain a new license to such patents on commercially-reasonable terms or at all. The licensor may license the returned patents to a competitor, who may then enforce the patents against us. In the first quarter of 2023, we returned a portion of the patents that we in-licensed from Temple University back to Temple. The long-term economic effects of doing so are uncertain.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents or misappropriate or otherwise violate our intellectual property rights. To counter infringement or unauthorized use, litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of our own intellectual property rights or the proprietary rights of others. This can be expensive and time consuming. Many of our current and potential competitors have the ability to dedicate substantially greater resources to defend their intellectual property rights than we can. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Litigation could result in substantial costs and diversion of management resources. In addition, in an infringement proceeding, a court may decide that a patent owned by or licensed to us is invalid or unenforceable, or a court may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

Risks Related to Ownership of Our Common Stock and Common Stock Warrants

We may not be able to comply with the Nasdaq continued listing requirements. If we are unable to regain compliance with the continued listing requirements of the Nasdaq Capital Market, our Common Stock could be delisted, which could affect our Common Stock's market price and liquidity and reduce our ability to raise capital.

We are required to meet certain qualitative and financial tests to maintain the listing of our securities on The Nasdaq Capital Market. As of March 27, 2023, we were not in compliance with the Nasdaq continued listing requirements related to minimum bid price.

On March 28, 2023, we received a letter from The Nasdaq Capital Market (“Nasdaq”) indicating that we failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a) (2) requires that companies listed on Nasdaq maintain a minimum closing bid price of at least $1.00 per share.

Under Nasdaq Listing Rule 5810(c)(3)(A), we have a 180 calendar day grace period, or until September 25, 2023, to regain compliance by meeting the continued listing standard. The continued listing standard will be met if the Company’s common stock has a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180 calendar day grace period.

If we are not in compliance by September 25, 2023, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intention to cure the minimum bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

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

Provisions in our Tenth Amended and Restated Certificate of Incorporation, as amended, or Certificate of Incorporation, and Amended and Restated Bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that will:

●	permit our board of directors to issue up to 5,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate (as of February 28, 2023, we had no shares of preferred stock issued and outstanding);
●	provide that all vacancies on our board of directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
●	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;
●	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice;
●	not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election; and
●	provide that special meetings of our stockholders may be called only by the board of directors or by such person or persons requested by a majority of the board of directors to call such meetings.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed under the symbol ONTX on the Nasdaq Capital Market.

Stockholders

As of February 28, 2023, there were approximately 97 holders of record for shares of our common stock. This does not reflect beneficial stockholders who held their common stock in “street” or nominee name through brokerage firms.

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

Since commencing operations, we have dedicated a significant portion of our resources to the development of our clinical-stage product candidates, particularly narazaciclib and rigosertib. We incurred research and development expenses of $11.4 million and $7.3 million during the years ended December 31, 2022 and 2021, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance narazaciclib and our other programs.

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

In August 2021, we entered into an at-the-market equity distribution agreement for the sale of up to $25.0 million of common stock. Through September 30, 2021, we sold 109,523 shares under the agreement and net proceeds were approximately $0.5 million. There were no other sales during the years ended December 31, 2022 and 2021.

Our net losses were $19.0 million and $16.2 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $463.7 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met.

As of December 31, 2022 we had $38.8 million in cash and cash equivalents. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the first quarter of 2024; however, based on current projections, we do not have sufficient cash and cash equivalents as of the date of this Annual Report on Form 10-K to support our operations for at least the 12 months following the date that the financial statements are issued. Accordingly, substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued.

Financial Overview

Revenue

During the years ended December 31, 2022 and 2021, our revenues were derived exclusively from activities conducted in accordance with our collaboration arrangement with SymBio.

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

We are recognizing the $7.5 million upfront payment received in 2011 under the SymBio collaboration agreement as revenue on a straight-line basis through December 2037, reflecting our estimate of when we will complete our obligations under the agreement. For the years ended December 31, 2022 and 2021, we recognized revenues of $226,000 and $226,000, respectively, under the SymBio collaboration agreement. In addition, we recognized revenues of $0 and $0 for the years ended December 31, 2022 and 2021, respectively, related to the supply agreement.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2022 and 2021:

	2022	2021
General and administrative	$8,447,000	$9,425,000
Research and development	11,406,000	7,297,000
Total operating expenses	$19,853,000	$16,722,000

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

Our research and development expenses are related to narazaciclib, oral rigosertib, other candidates in our pipeline, and potentially in-licensed products. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis because we are organized and record expense by functional department and our employees may allocate time to more than one development project. Accordingly, we do not allocate expenses to individual projects or product candidates, although we do allocate some portion of our research and development expenses by functional area and by compound.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with US generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

We record stock-based compensation expense as a component of research and development expenses or general and administrative expenses, depending on the function performed by the optionee. For the years ended December 31, 2022 and 2021, we allocated stock-based compensation as follows:

	Year ended December 31,
	2022	2021
General and administrative	$538,000	$490,000
Research and development	617,000	86,000
	$1,155,000	$576,000

Fair Value Estimates

We estimate the fair value of share-based awards to employees and non-employees using the Black-Scholes option pricing model. The Black-Scholes model requires the input of highly complex and subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of the expected term of the award, (c) the risk free interest rate and (d) expected dividends. Expected volatility is based on the historical volatility of the Company’s common stock. We estimate the expected life of our employee stock options using the “simplified” method, whereby, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period when the options were granted. We have never paid, and do not expect to pay dividends in the foreseeable future.

Income Taxes

We recorded deferred tax assets of $170.1 million as of December 31, 2022, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal and state tax net operating loss (NOL), carry forwards and research and development tax credit carry forwards. As of December 31, 2022, we had federal NOL carry forwards of $298.1 million, state NOL carry forwards of $257.8 million, federal research and development tax credit carry forwards of $89.7 million and state research and development tax credit carry forwards of $1.1 million available to reduce future taxable income, if any. Federal NOL carry forwards generated before 2018 will begin to expire at various dates starting in 2023. The state NOL carry forwards will begin to expire at various dates starting in 2025. In general, if we experience a greater than 50 percentage point aggregate change in ownership of specified significant stockholders over a three-year period, utilization of our pre-change US NOL, tax credit and other tax attribute carry forwards may be subject to an annual limitations under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the Code) and similar state laws. Such limitations may result in expiration of a portion of the NOL carry forwards before utilization and may be substantial. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company believes such a change occurred and may impact available net operating losses and carry over research credits generated.  The Company has not performed any detailed analysis as it expects these to expire before utilization and has provided for a full valuation allowance but will perform a Section 382 and 383 study if any tax attributes are to be utilized in a given year.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

	Year ended December 31,
	2022	2021	Change
Revenue	$226,000	$226,000	$—
Operating expenses:
General and administrative	8,447,000	9,425,000	978,000
Research and development	11,406,000	7,297,000	4,109,000
Total operating expenses	19,853,000	16,722,000	3,131,000
Loss from operations	(19,627,000)	(16,496,000)	(3,131,000)
Change in fair value of warrant liability	—	321,000	(321,000)
Other income, net	663,000	12,000	651,000
Net loss before income taxes	(18,964,000)	(16,163,000)	(2,801,000)
Income taxes	—	—	—
Net loss	$(18,964,000)	$(16,163,000)	$(2,801,000)

Revenues

Revenues for 2022 were consistent with 2021 and were due to the recognition of deferred revenue from our collaboration with SymBio.

General and administrative expenses

General and administrative expenses decreased by $1.0 million or 10.4%, to $8.4 million for the year ended December 31, 2022 from $9.4 million for the year ended December 31, 2021. The decrease was attributable primarily to $1.2 million lower expenses for investor relations, proxy solicitation, and fees related to our shareholder meetings in the 2021 period which did not recur in the 2022 period, $0.1 million lower facilities related costs, $0.1 million lower insurance expenses and $0.1 million lower commercial consulting expenses in the 2022 period. These decreases were partially offset by $0.2 million higher personnel related costs and $0.2 higher professional and consulting fees during the 2022 period.

The details of our general and administrative expenses are:

	Year Ended December 31,
	2022	2021
Professional & consulting fees	$1,824,000	$1,649,000
Stock based compensation	538,000	490,000
Personnel related	3,408,000	3,180,000
Commercial	—	101,000
Public company costs	1,382,000	2,587,000
Insurance & other	1,295,000	1,418,000
	$8,447,000	$9,425,000

Research and development expenses

Research and development expenses increased by $4.1 million, or 56.3%, to $11.4 million for the year ended December 31, 2022 from $7.3 million for the year ended December 31, 2021. This increase was caused primarily by $2.0 million higher clinical and preclinical development expenses related to narazaciclib, by $1.5 million higher manufacturing costs related to narazaciclib drug substance and drug product, and also by $0.9 million higher personnel and stock compensation expense during the 2022 period. These increases were partially offset by a $0.3 million decrease in consulting expenses in the 2022 period.

The details of our research and development expenses are:

	Year ended December 31,
	2022	2021
Preclinical & clinical develop ent	$4,206,000	$2,242,000
Personnel related	2,399,000	1,955,000
Manufacturing, formulation & development	2,851,000	1,336,000
Stock based compensation	617,000	86,000
Consulting fees	1,333,000	1,678,000
	$11,406,000	$7,297,000

Change in fair value of warrant liability

The fair value of the warrant liability was reduced to $0 during the third quarter of 2021, following the expiration of the underlying tradable warrants. The change in the fair value of the warrant liability was an increase of $0.3 million during the year ended December 31, 2021 based on the change in market value of the tradable warrants in the 2021 period.

Other income, net

Other income, net, increased by $0.6 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 due primarily to $0.6 million higher interest income in the 2022 period and $27,000 higher foreign currency exchange gain in the 2022 period.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $19.0 million and $16.2 million for the years ended December 31, 2022 and 2021, respectively. Our operating activities used $16.3 million and $19.5 million of net cash during the year ended December 31, 2022 and 2021, respectively. At December 31, 2022, we had an accumulated deficit of $463.7 million, working capital of $31.3 million, and cash and cash equivalents of $38.8 million. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and business operations into the first quarter of 2024; however, based on current projections, we do not have sufficient cash and cash equivalents as of the date of this Annual Report on Form 10-K to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern through the one-year period after the date that the financial statements are issued. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, we may have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us.

We will require substantial additional financing to fund our ongoing clinical trials and operations, and to continue to execute our strategy. To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to explore various dilutive and non-dilutive sources of funding, including equity financings, strategic alliances, business development and other sources. The future success of the Company is dependent upon our ability to obtain additional funding. There can be no assurance, however, that we will be successful in obtaining such funding in sufficient amounts, on terms acceptable to us, or at all. The failure to obtain sufficient capital on acceptable terms when needed would have a material adverse effect on our business, results of operations, and financial condition. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the year ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(16,294,000)	$(19,487,000)
Financing activities	—	55,560,000
Effect of foreign currency translation	(19,000)	(28,000)
Net (decrease) increase in cash and cash equivalents	$(16,313,000)	$36,045,000

Net cash used in operating activities

Net cash used in operating activities was $16.3 million for the year ended December 31, 2022 and consisted primarily of a net loss of $19.0 million, including $1.2 million of noncash stock-based compensation and depreciation expense. Changes in operating assets and liabilities resulted in a net increase in cash of $1.5 million. Significant changes in operating assets and liabilities included an increase in accounts payable and accrued liabilities of $1.9 million as a result of the timing of clinical trial and other accruals, and receipt and payment of vendor invoices, and an increase of $0.2 million in prepaid expenses and other current assets. Deferred revenue decreased $0.2 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

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

Net cash provided by financing activities

There was no net cash used in or provided by financing activities in the 2022 period. Net cash provided by financing activities for the year ended December 31, 2021 was $55.6 million, which resulted from the proceeds received from the sale of common stock in January, February, and September 2021 and through the at-the-market facility during August and September 2021. An additional $0.5 million was provided by the exercise of common stock warrants.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2023 to be higher than 2022 due to clinical trials with narazaciclib and increased headcount in our clinical and regulatory groups. We also expect an increase in costs for potential in-licensing, the timing of which will be determined by the timing of any potential in-licensing. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that, currently, our non-cancelable obligations under these agreements are not material. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the first quarter of 2024; however, based on current projections, we do not have sufficient cash and cash equivalents as of the date of this Annual Report on Form 10-K to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern through the one-year period after the date that the financial statements are issued.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued new guidance on the accounting for credit losses on financial instruments. The guidance was amended in November 2019. The new guidance introduces an expected loss model for estimating credit losses, replacing the incurred loss model. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses (and subsequent recoveries). The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those years, for companies deemed to be smaller reporting companies as of November 15, 2019, with early adoption permitted. We will adopt the guidance as of January 1, 2023. The guidance is not expected to have a material effect on the Company.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2022 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Notice of Delisting or Failure to Satisfy a Continuing Listing Rule or Standard; Transfer of Listing.

On March 28, 2023, the Company received a letter from The Nasdaq Capital Market (“Nasdaq”) indicating that the Company has failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a) (2) requires that companies listed on Nasdaq maintain a minimum closing bid price of at least $1.00 per share.

Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has a 180 calendar day grace period, or until September 25, 2023, to regain compliance by meeting the continued listing standard. The continued listing standard will be met if the Company’s common stock has a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180 calendar day grace period.

If the Company is not in compliance by September 25, 2023, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, the Company would be required to notify Nasdaq of its intention to cure the minimum bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item will be set forth in the Proxy Statement for the 2023 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics” and “Corporate Governance” and is incorporated herein by reference.

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

3.10

Amended and Restated Bylaws of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 11, 2013).

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

4.3

Amendment No. 1 to Eighth Amended and Restated Stockholders’ Agreement, effective as of July 9, 2013 (Incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).

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

4.14	Form of Letter Amendment to Warrants, dated as of September 23, 2019 (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2019).
4.15	Form of Common Stock Purchase Warrant, issued as of November 25, 2019 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019).
4.16	Form of Pre-Funded Common Stock Warrant, issued as of November 25, 2019 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 26, 2019).
4.17	Form of Placement Agent Common Stock Purchase Warrant, issued as of November 25, 2019 (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 26, 2019).
4.18	Form of Common Stock Purchase Warrant, issued as of December 10, 2019 (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 10, 2019).
4.19	Form of Placement Agent Common Stock Purchase Warrant, issued as of December 10, 2019 (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 10, 2019).
4.20	Form of Common Stock Purchase Warrant, issued as of December 2019 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 19, 2019).
4.21	Form of Placement Agent Common Stock Purchase Warrant, issued as of December 19, 2019 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 19, 2019).
4.22	Form of Placement Agent Common Stock Purchase Warrant, issued as of January 3, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 3, 2020).
4.23

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

10.15.2+

Amendment to Employment Agreement, dated as of March 18, 2021, by and between Onconova Therapeutics, Inc. and Steven M. Fruchtman, M.D. (Incorporated by reference to Exhibit 10.15.2 to the Company’s Annual Report on Form 10-K filed on March 18, 2021).

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

10.18+

Employment Agreement, effective as of November 5, 2018, by and between Onconova Therapeutics, Inc. and Richard C. Woodman, M.D. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).

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

10.38+	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

Exhibit Number	Exhibit Description
10.39+	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
10.40+

Amendment to Employment Agreement, effective as of June 10, 2022, by and between Onconova Therapeutics, Inc. and Mark Guerin (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2022).

10.41+	Onconova Therapeutics, Inc. 2021 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2022).
21.1	Subsidiaries of Onconova Therapeutics, Inc.
23.1	Consent of Ernst & Young, LLP.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Portions of the exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2023
Onconova Therapeutics, Inc.

	By:	/s/ STEVEN M. FRUCHTMAN, M.D.
Steven M. Fruchtman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN M. FRUCHTMAN, M.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2023
Steven M. Fruchtman, M.D.

/s/ MARK GUERIN	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2023
Mark Guerin

/s/ JAMES J. MARINO	Chairman, Board of Directors	March 30, 2023
James J. Marino

/s/ Peter Atadja PH.D.	Director	March 30, 2023
Peter Atadja, Ph.D.

/s/ Trafford Clarke, PH.D.	Director	March 30, 2023
Trafford Clarke, Ph.D.

/s/ JEROME E. GROOPMAN, M.D.	Director	March 30, 2023
Jerome E. Groopman, M.D.

/s/ VIREN MEHTA, PH.D.	Director	March 30, 2023
J Viren Mehta, Ph.D.

/s/ MARY TERESA SHOEMAKER	Director	March 30, 2023
Mary Teresa Shoemaker

/s/ JACK E. STOVER	Director	March 30, 2023
Jack E. Stover

ONCONOVA THERAPEUTICS, INC. AND SUBSIDIARIES

All common stock, equity, share and per share amounts have been retroactively adjusted to reflect a one-for-fifteen reverse stock split which was effective May 20, 2021.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Onconova Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Onconova Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company's ability to continue as a going concern. Management's evaluation of the events and conditions and management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Clinical Trial Expense Accruals

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company records accruals for estimated costs of research and development activities that include contract services for clinical trials. At December 31, 2022, the Company recorded accrued expenses for clinical trial accruals, which are included in accrued expenses and other current liabilities on the consolidated balance sheet. Clinical trial activities performed by third parties are accrued based upon estimates of the proportion of work completed over the life of the individual clinical trial in accordance with agreements established with contract research organizations, clinical trial sites and other third parties.

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

How We Addressed the Matter in Our Audit

To test the clinical trial expense accruals, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the estimates and evaluating the significant assumptions including, but not limited to, patient enrollment and costs per patient/visit, that are used by management to estimate the recorded accruals. To assess the reasonableness of the significant assumptions, we corroborated the progress of clinical trials with the Company’s clinical personnel and confirmed progress directly with third parties. We also tested subsequent invoicing received from such third parties and inspected the Company’s contracts with third parties to assess the impact to the accrual through the balance sheet date and compared that to the Company’s estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Philadelphia, Pennsylvania

March 30, 2023

ONCONOVA THERAPEUTICS, INC.

Consolidated Balance Sheets

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$38,757,000	$55,070,000
Receivables	29,000	28,000
Prepaid expenses and other current assets	561,000	332,000
Total current assets	39,347,000	55,430,000
Property and equipment, net	24,000	38,000
Other non-current assets	1,000	10,000
Total assets	$39,372,000	$55,478,000
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,860,000	$2,757,000
Accrued expenses and other current liabilities	3,960,000	3,132,000
Deferred revenue	226,000	226,000
Total current liabilities	8,046,000	6,115,000
Deferred revenue, non-current	3,017,000	3,243,000
Total liabilities	11,063,000	9,358,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 20,925,992 and 20,895,563 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	209,000	209,000
Additional paid in capital	491,816,000	490,644,000
Accumulated deficit	(463,683,000)	(444,719,000)
Accumulated other comprehensive loss	(33,000)	(14,000)
Total stockholders’ equity	28,309,000	46,120,000
Total liabilities and stockholders’ equity	$39,372,000	$55,478,000

See accompanying notes to consolidated financial statements.

ONCONOVA THERAPEUTICS, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2022	2021
Revenue	$226,000	$226,000
Operating expenses:
General and administrative	8,447,000	9,425,000
Research and development	11,406,000	7,297,000
Total operating expenses	19,853,000	16,722,000
Loss from operations	(19,627,000)	(16,496,000)
Change in fair value of warrant liability	—	321,000
Other income, net	663,000	12,000
Net loss	(18,964,000)	(16,163,000)
Net loss per share, basic and diluted	$(0.91)	$(0.96)
Basic and diluted weighted average shares outstanding	20,908,235	16,832,198

See accompanying notes to consolidated financial statements.

ONCONOVA THERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss

	Years ended December 31,
	2022	2021
Net loss	$(18,964,000)	$(16,163,000)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net	(19,000)	(28,000)
Other comprehensive loss, net of tax	(19,000)	(28,000)
Comprehensive loss	$(18,983,000)	$(16,191,000)

See accompanying notes to consolidated financial statements.

ONCONOVA THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity

	Stockholders’ Equity
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	deficit	income (loss)	Total
Balance at December 31, 2020	12,396,219	$124,000	$434,593,000	$(428,556,000)	$14,000	$6,175,000
Net loss	—	—	—	(16,163,000)	—	(16,163,000)
Other comprehensive loss	—	—	—	—	(28,000)	(28,000)
Stock-based compensation	—	—	576,000	—	—	576,000
Exercise of stock options	4,642	—	24,000	—	—	24,000
Shares issued in connection with reverse stock split	104	—	—	—	—	—
Issuance of common stock, net	8,329,598	83,000	54,958,000	—	—	55,041,000
Issuance of common stock upon exercise of warrants	165,000	2,000	493,000	—	—	495,000
Balance at December 31, 2021	20,895,563	$209,000	$490,644,000	$(444,719,000)	$(14,000)	$46,120,000

Net loss	—	—	—	(18,964,000)	—	(18,964,000)
Other comprehensive loss	—	—	—	—	(19,000)	(19,000)
Stock-based compensation	—	—	1,172,000	—	—	1,172,000
Shares issued for vested restricted stock units	30,429	—	—	—	—	—
Balance at December 31, 2022	20,925,992	$209,000	$491,816,000	$(463,683,000)	$(33,000)	$28,309,000

See accompanying notes to consolidated financial statements.

ONCONOVA THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021
Operating activities:
Net loss	$(18,964,000)	$(16,163,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,000	14,000
Change in fair value of warrant liabilities	—	(321,000)
Stock compensation expense	1,172,000	576,000
Changes in assets and liabilities:
Receivables	(1,000)	9,000
Prepaid expenses and other current assets	(229,000)	530,000
Other assets	9,000	—
Accounts payable	1,103,000	(2,076,000)
Accrued expenses and other current liabilities	828,000	(1,830,000)
Deferred revenue	(226,000)	(226,000)
Net cash used in operating activities	(16,294,000)	(19,487,000)

Financing activities:
Proceeds from the sale of common stock and warrants, net of costs	—	55,041,000
Proceeds from the exercise of common warrants	—	495,000
Proceeds from the exercise of stock options	—	24,000
Net cash provided by financing activities	—	55,560,000
Effect of foreign currency translation on cash	(19,000)	(28,000)
Net (decrease) increase in cash and cash equivalents	(16,313,000)	36,045,000
Cash and cash equivalents at beginning of period	55,070,000	19,025,000
Cash and cash equivalents at end of period	$38,757,000	$55,070,000

See accompanying notes to consolidated financial statements.

ONCONOVA THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

1. Nature of Business

The Company

Onconova Therapeutics, Inc. (the Company) was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company's headquarters are located in Newtown, Pennsylvania. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing novel products for patients with cancer. The Company has proprietary targeted anti-cancer agents designed to disrupt specific cellular pathways that are important for cancer cell proliferation. The Company believes that the product candidates in its pipeline have the potential to be efficacious in a variety of cancers with unmet medical need. The Company has the following two clinical-stage programs: 1. narazaciclib (ON 123300), a multi-kinase inhibitor in solid tumors; and 2. oral rigosertib alone or in combination with PD-1 inhibitors for treatment of KRAS-mutated solid tumors. During 2012, Onconova Europe GmbH was established as a wholly owned subsidiary of the Company for the purpose of further developing business in Europe.

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

On August 20, 2021, the Company entered into an at-the-market equity distribution agreement for the sale of up to $25.0 million of common stock. Through September 30, 2021, the Company sold 109,523 shares under the agreement at a weighted average price of $5.32 per share. Net proceeds after commissions and offering expenses were approximately $0.5 million. There were no other sales during the years ended December 31, 2022 and 2021.

The Company has incurred recurring operating losses since inception. For the year ended December 31, 2022, the Company incurred a net loss of $18,964,000 and as of December 31, 2022 the Company had generated an accumulated deficit of $463,683,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At December 31, 2022, the Company had cash and cash equivalents of $38,757,000. The Company believes that its cash and cash equivalents will be sufficient to fund its ongoing trials and business operations into the first quarter of 2024; however, based on current projections, the Company does not have sufficient cash and cash equivalents as of the date of this Annual Report on Form 10-K to support its operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the one year period after the date that the financial statements are issued. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, the Company may have based this estimate on assumptions that may prove to be wrong, and the Company's operating plan may change as a result of many factors currently unknown to the Company.

The Company will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to explore various dilutive and non-dilutive sources of funding, including equity financings, strategic alliances, business development and other sources. The future success of the Company is dependent upon its ability to obtain additional funding. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. The failure to obtain sufficient capital on acceptable terms when needed would have a material adverse effect on the Company’s business, results of operations, and financial condition. Accordingly, management has concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date that these financial statements are issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP). The financial statements include the consolidated accounts of the Company and its wholly-owned subsidiary, Onconova Europe GmbH. All significant intercompany transactions have been eliminated.

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

At December 31, 2022 the Company had $38,522,000 of its cash and cash equivalents in a Morgan Stanley Institutional Liquidity Fund. The fund is a AAA rated money market fund that invests in a portfolio of liquid, high-quality debt securities issued by the U.S. government. The fund resides in a custodial account held by U.S. Bank for which SVB Asset Management is the advisor (see Note: 16, Subsequent Events).

Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturity from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposit, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. During the year ended December 31, 2022, the Company received $651,000 of interest income primarily from a money market mutual fund that invests primarily in U.S. government obligations. The interest income is included in Other income, net in the Statement of Operations.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, accounts payable, and accrued liabilities approximate their respective fair values because of the short-term nature of these accounts. The fair value of the warrant liability is discussed in Note 8, Fair Value Measurements.

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

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceeds their fair value, which is measured based on the projected discounted future net cash flows generated from the assets. No impairment losses have been recorded through December 31, 2022.

Warrant Accounting

Common stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging—Contracts in Entity’s Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. (See Note 4).

The Company’s warrants that are classified as liabilities are recorded at fair value. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the consolidated statements of operations. The warrants are classified as level 3 liabilities and the Company uses the Black-Scholes pricing model to estimate the fair value of the related derivative warrant liability. All of the warrants that were classified as liabilities expired in July 2021. (See Note 8 for a discussion of the fair value hierarchy).

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

The Company derives revenue from its collaboration and licensing agreements.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The deferred tax asset primarily includes net operating loss and tax credit carry forwards, accrued expenses not currently deductible and the cumulative temporary differences related to certain research and patent costs, which have been charged to expense in the accompanying statements of operations but have been recorded as assets for income tax purposes. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A full valuation allowance has been established against all of the deferred tax assets (see Note 9, Income Taxes), as it is more likely than not that these assets will not be realized given the Company’s history of operating losses. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position.

Stock-Based Compensation Expense

The Company applies the provisions of FASB Accounting Standards Codification (ASC) Topic 718, Compensation—Stock Compensation (ASC 718), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employees, including employee stock options, stock appreciation rights, performance stock units and restricted stock units.

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

Clinical Trial Expense Accruals

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2022 and 2021, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period, excluding the dilutive effects of stock options and warrants. Diluted net loss per share of common stock is computed by dividing the net loss applicable to common stockholders by the sum of the weighted-average number of shares of Common Stock outstanding during the period plus the potential dilutive effects of stock options and warrants outstanding during the period calculated in accordance with the treasury stock method but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of Common Stock for the years ended December 31, 2022 and 2021.

Recent Accounting Pronouncements

In June 2016, the FASB issued new guidance on the accounting for credit losses on financial instruments. The guidance was amended in November 2019. The new guidance introduces an expected loss model for estimating credit losses, replacing the incurred loss model. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses (and subsequent recoveries). The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those years, for companies deemed to be smaller reporting companies as of November 15, 2019, with early adoption permitted. The Company will adopt the guidance effective January 1, 2023. The guidance is not expected to have a material effect on the Company.

3. Property and Equipment

Property and equipment and related accumulated depreciation are as follows:

	December 31,
	2022	2021
Computer and office equipment	$70,000	$70,000
Less accumulated depreciation	(46,000)	(32,000)
	$24,000	$38,000

Depreciation and amortization expense was $14,000 and $14,000 for the years ended December 31, 2022 and 2021, respectively.

4. Warrants

Common stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging-Contracts in Entity’s Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.

Warrants outstanding at December 31, 2021 and 2022, and warrant activity for the year ended December 31, 2022 is as follows (reflects the number of common shares as if the warrants were converted to common stock):

				Balance				Balance
		Exercise	Expiration	December 31,	Warrants	Warrants	Warrants	December 31,
Description	Classification	Price	Date	2021	Issued	Exercised	Expired	2022
Non-tradable pre-funded warrants	Equity	$2.25	July 2023	26	—	—	—	26
Non-tradable warrants	Equity	$24.00	December 2022	26,189	—	—	(26,189)	—
Non-tradable pre-funded warrants	Equity	$2.25	none	3,522	—	—	—	3,522
Non-tradable warrants	Equity	$24.00	December 2022	120,407	—	—	(120,407)	—
Non-tradable pre-funded warrants	Equity	$2.25	none	4,974	—	—	—	4,974
Non-tradable warrants	Equity	$30.00	September 2023	7,306	—	—	—	7,306
Non-tradable warrants	Equity	$3.00	November 2024	244,500	—	—	—	244,500
Non-tradable warrants	Equity	$6.54375	December 2024	16,953	—	—	—	16,953
Non-tradable warrants	Equity	$6.75450	December 2024	46,263	—	—	—	46,263
Non-tradable warrants	Equity	$6.77850	December 2023	29,968	—	—	—	29,968
				500,108	—	—	(146,596)	353,512

5. Net Loss Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Basic and diluted net loss per share of common stock:
Net loss attributable to Onconova Therapeutics, Inc.	$(18,964,000)	$(16,163,000)
Weighted average shares of common stock outstanding	20,908,235	16,832,198
Net loss per share of common stock—basic and diluted	$(0.91)	$(0.96)

The following potentially dilutive securities outstanding at December 31, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive (reflects the number of common shares as if the dilutive securities had been converted to common stock):

	December 31,
	2022	2021
Warrants	344,990	491,586
Stock options	1,397,763	452,999
	1,742,753	944,585

6. Revenue

The Company recognized revenue under its license and collaboration agreement with SymBio as follows (See Note 14):

	Year ended December 31,
	2022	2021
Symbio
Upfront license fee recognition over time	$226,000	$226,000

Deferred revenue is as follows:

Symbio
Upfront Payment
Deferred balance at December 31, 2021	$3,469,000
Recognition to revenue	(226,000)

Deferred balance at December 31, 2022	$3,243,000

7. Balance Sheet Detail

Prepaid expenses and other current assets are as follows:

	December 31,
	2022	2021
Research and development	$233,000	$15,000
Manufacturing	97,000	29,000
Insurance	191,000	253,000
Other	40,000	35,000
	$561,000	$332,000

Accrued expenses and other current liabilities are as follows:

	December 31,
	2022	2021
Research and development	$2,593,000	$1,759,000
Employee compensation	1,187,000	1,217,000
Professional fees	180,000	156,000
	$3,960,000	$3,132,000

8. Fair Value Measurements

At both December 31, 2022 and 2021, the Company had no financial assets and liabilities measured at fair value on a recurring basis.

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

During 2021, the Company had tradable warrants and non-tradable warrants that were classified as liabilities and measured at fair value on a recurring basis. The tradable warrants were listed on the Nasdaq Capital Market. The Company determined that an active and orderly market for the tradable warrants developed and that the Nasdaq Capital Market price was the best indicator of fair value of the warrant liability. The quoted market price was used to determine the fair value.The fair value of the non-tradable warrants was estimated using the Black-Scholes pricing model. All of these tradable and non-tradable warrants expired in July 2021. During the year ended December 31, 2021, there was a decrease in the fair value of the warrant liability of $321,000.

9. Income Taxes

The Company accounts for income taxes under FASB ASC 740 (ASC 740). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income taxes have been based on the following income (loss) before income tax expense:

	December 31,
	2022	2021
Domestic	$(18,977,000)	$(16,153,000)
Foreign	13,000	(10,000)
	$(18,964,000)	$(16,163,000)

As of December 31, 2022, the Company had federal net operating loss (NOL) carry forwards of $298,100,000, state NOL carry forwards of $257,800,000, federal research and development tax credit carry forwards of $89,700,000, and state research and development tax credit carry forwards of $1,100,000, which may be available to reduce future taxable income. There are $208,400,000 of federal NOLs that were generated in tax periods prior to 2018 that will begin to expire at various dates starting in 2023 and ending in 2037. The NOLs that were generated in 2018 through 2022 of $89,700,000 will carry forward indefinitely and not expire pursuant to changes in tax laws but will be limited in a single tax year to 80 percent of federal taxable income. The state NOL carry forwards will begin to expire at various dates starting in 2025. The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. The Company believes such a change occurred and may impact available net operating losses and carry over research credits generated. The Company has not performed any detailed analysis as it expects these to expire before utilization and has provided for a full valuation allowance. The Company will complete a full Section 382 and 383 analysis prior to any utilization of any NOL and tax credit carry forwards. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

As result of changes made by the Tax Cuts and Jobs Act of 2017, that became effective as of January 1, 2022, the company is now required to capitalize for tax purposes certain research and development expenses, and amortize domestic expenses over a 5 year period and foreign expenses over a 15 year period, resulting in a deferred tax asset for the capitalized amounts.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. The Company recognized no material adjustment for unrecognized income tax benefits. Through December 31, 2022, the Company had no unrecognized tax benefits or related interest and penalties accrued.

The principal components of the Company’s deferred tax assets are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryovers	$73,394,000	$81,468,000
R&D tax credits	90,522,000	88,721,000
Non-qualified stock options	2,135,000	2,194,000
Deferred revenue	809,000	1,002,000
Charitable contributions	—	4,000
Accrued expenses	395,000	447,000
Capitalized research and development costs	2,867,000	—
Stock Appreciation Rights	12,000	19,000
Deferred tax assets	170,134,000	173,855,000
Deferred tax liabilities:
Fixed Assets	—	(1,000)
Deferred tax liabilities	—	(1,000)
Less valuation allowance	(170,134,000)	(173,854,000)
Net deferred tax assets	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2022. The Company experienced a net change in valuation allowance of $3,720,000 and $5,510,000 for the years ended December 31, 2022 and 2021, respectively.

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	December 31,
	2022	2021
Federal income tax expense at statutory rate	21.0%	21.0%
Permanent items	—	0.4
State income tax, net of federal benefit	1.3	8.0
Tax credits	9.5	7.4
Change in valuation allowance	19.6	(34.1)
Deferred tax adjustment	(0.2)	(2.6)
State tax rate change	(50.2)	—
Other	(1.0)	(0.1)
Effective income tax rate	—%	—%

10. Stock-Based Compensation

The 2018 Omnibus Incentive Compensation Plan (the 2018 Plan) was unanimously approved by the Company’s Board of Directors on May 24, 2018 and was approved by the Company’s stockholders on June 27, 2018.

Under the 2018 Plan, the Company may grant incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors and consultants, and advisors. The maximum aggregate number of shares of the Company’s common stock that may be issued under the 2018 Plan is 26,823.

The 2018 Plan was amended and restated following unanimous approval of the Company’s Board of Directors on April 24, 2019 and was approved by the Company’s shareholders on June 17, 2019. The amended 2018 Plan (the

Amended 2018 Plan) allowed for an additional 39,300 shares of the Company’s common stock that may be issued under the Amended 2018 Plan with respect to awards made on and after June 17, 2019.

The 2021 Incentive Compensation Plan (the 2021 Plan) was approved by the Company’s shareholders on July 30, 2021. Upon stockholders’ approval of the 2021 Plan, no further awards will be made under the Amended 2018 Plan. Under the 2021 Plan, the Company may grant incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors and consultants, and advisors. The maximum aggregate number of shares of the Company’s common stock that may be issued under the 2021 Plan is 2,000,000. At December 31, 2022, there were 1,711,127 shares available for future issuance.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense related to stock options and restricted stock units as follows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
General and administrative	$538,000	$490,000
Research and development	617,000	86,000
	$1,155,000	$576,000

A summary of stock option activity for the twelve months ended December 31, 2022 is as follows:

	Options Outstanding
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Balance, December 31, 2021	452,999	$20.71	9.42	$—
Granted	1,044,165	$1.37	9.48	—
Exercised	—	$—	—	$—
Forfeitures/adjustments	(99,401)	$8.77	8.77
Balance, December 31, 2022	1,397,763	$7.15	9.18	$—
Exercisable at December 31, 2022	232,488	$33.35	8.28	$—

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

As of December 31, 2022, there was $1,586,000 of unrecognized compensation expense related to the unvested stock options which is expected to be recognized over a weighted-average period of approximately 1.52 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

	Year ended December 31,
	2022		2021
Risk-free interest rate	2.65%		0.89%
Expected volatility	121.11%		133.77%
Expected term	5.77	years	5.93	years
Expected dividend yield	0%		0%
Weighted average grant date fair value	$1.19		$4.60

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected term of options: Due to its lack of sufficient historical data, the Company estimates the expected life of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.
●	Expected stock price volatility: Expected volatility is based on the historical volatility of the Company’s Common Stock.
●	Expected annual dividend yield: The Company has never paid, and does not expect to pay, dividends in the foreseeable future. Accordingly, the Company assumed an expected dividend yield of 0.0%.

On August 2, 2021, the compensation committee of the board of directors approved restricted stock unit grants to the Company’s employees (2021 RSU). An aggregate of 104,700 service-based RSUs were issued at a grant date fair value of $5.19. The 2021 RSU awards will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. The 2021 RSU awards were granted under the 2021 Plan. During the year ended December 31, 2022, there was a vesting event for 30,429 of the 2021 RSUs, and there was a forfeiture of 13,400 of the 2021 RSUs. There were no expirations or cancelations of the 2021 RSUs during the period. On February 7, 2022, the compensation committee of the board of directors approved restricted stock unit grants to the Company’s employees (2022 RSU). An aggregate of 148,343 service-based RSUs were issued at a grant date fair value of $1.82. The 2022 RSU awards will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. The 2022 RSU awards were granted under the 2021 Plan. During the year ended December 31, 2022 there was a forfeiture of 17,633 of the 2022 RSUs and there were no vesting events, expirations, or cancelations of the 2022 RSU during the period. On June 10, 2022, the compensation committee of the board of directors approved restricted stock unit grants to certain of the Company’s employees (2022 RSU2). An aggregate of 24,200 service-based RSUs were issued at a grant date fair value of $1.33. The 2022 RSU2 awards will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. During the year ended December 31, 2022 there were no vesting events, forfeitures, expirations, or cancelations of the 2022 RSUs. At December 31, 2022, the unrecognized compensation cost related to unvested service-based RSUs was $443,000, which will be recognized over the remaining service period of 1.99 years.

Grants of PSUs and SARs

During 2020 and 2021, the compensation committee of the board of directors and the board approved a cash bonus program of cash-settled stock appreciation right (“SAR”) awards to the Company’s employees and non-employee directors, and cash-settled performance stock unit (“PSU”) awards to the Company’s employees. These awards were granted outside of the 2018 Plan and the 2021 Plan. As the Company’s stock price has decreased since these awards, their impact on the results of operations and balance sheet of the Company are not material as of and for the years ended December 31, 2022 and 2021.

11. Employee Benefit Plan

The Company has a 401(k) Retirement Savings Plan. Employees are eligible to participate in the plan as soon as they join the Company if they are at least 21 years of age and work a minimum of 1,000 hours per year. The Company matches $0.75 for every dollar of the first 6% of payroll that employees invest, up to the legal limit. Employer contributions vest immediately. For the years ended December 31, 2022 and 2021, the Company contributed $131,000 and $114,000, respectively.

12. Commitments and Contingencies

Employment agreements

The Company has entered into employment agreements with certain of its executives. The agreements provide for, among other things, salary, bonus and severance payments.

13. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (Temple), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through December 31, 2022 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company. No sublicense fees were incurred during 2022 or 2021.

14. License and Collaboration Agreements

SymBio Agreement

In July 2011, the Company entered into a license agreement with SymBio Pharmaceuticals Limited (SymBio), which has been subsequently amended, granting SymBio an exclusive, royalty-bearing license for the development and commercialization of rigosertib in Japan and Korea. Under the SymBio license agreement, SymBio is obligated to use commercially reasonable efforts to develop and obtain market approval for rigosertib inside the licensed territory and the Company has similar obligations outside of the licensed territory. The Company has also entered into an agreement with SymBio providing for it to supply SymBio with development-stage product. Under the SymBio license agreement, the Company also agreed to supply commercial product to SymBio under specified terms that will be included in a commercial supply agreement to be negotiated prior to the first commercial sale of rigosertib. The supply of development-stage product and the supply of commercial product will be at the Company’s cost plus a defined profit margin. Sales of development-stage product have been de minimis. The Company has additionally granted SymBio a right of first negotiation to license or obtain the rights to develop and commercialize compounds having a chemical structure similar to rigosertib in the licensed territory.

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

HanX Narazaciclib (ON 123300) Agreement

In December 2017, the Company entered into a license and collaboration agreement with HanX Biopharmaceuticals, Inc. (HanX), a company focused on development of novel oncology products, for the further development, registration and commercialization of narazaciclib in Greater China. Narazaciclib is a preclinical compound which the Company believes has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. The key feature of the collaboration was that HanX provided all funding required for the Chinese IND enabling studies necessary in order to seek IND approval by the National Medical Products Administration (Chinese FDA). The Chinese IND was approved in January 2020. The Company and HanX also intended for these studies underlying the Chinese IND approval, to meet the US FDA standards for IND approval. Accordingly, such studies were used by the Company for an IND filing with the US FDA in November 2020. In September 2020, a Phase 1 Study with narazaciclib in cancer patients was initiated in China. The Company maintains global rights to the study and study data outside of China. The US FDA Study May Proceed letter was issued in December 2020. Enrollment into the US phase 1 study (Study 19-01) commenced in May 2021.

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

Pint Agreement

On March 2, 2018, the Company entered into a License, Development and Commercialization Agreement (the Pint License Agreement) and a Securities Purchase Agreement (the Pint Securities Purchase Agreement) with Pint International SA (which, together with its affiliate Pint Pharma GmbH, are collectively referred to as Pint).

Under the terms of the Pint License Agreement, the Company granted Pint an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and commercialize any pharmaceutical product (the Pint Licensed Product) containing rigosertib in all uses of rigosertib in humans in Latin American countries (the Pint Territory, including Argentina, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Cuba, Dominican Republic, Ecuador, El Salvador, French Guiana, British Guiana, Suriname, Guatemala, Haiti, Honduras, Mexico, Nicaragua, Panama, Paraguay, Peru, Uruguay and Venezuela).

Pint agreed to make an upfront equity investment in the Company’s common stock. In addition, the Company could receive additional regulatory, development and sales-based milestone payments, an additional equity investment, as well as tiered, double digit royalties based on net aggregate net sales in the Pint Territory. Pint and the Company have also agreed to enter into a supply agreement providing for Pint purchasing rigosertib and the Pint Licensed Product from the Company within 90 days of FDA approval of an NDA for the Pint Licensed Product.

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

Knight Agreement

In November 2019, the Company entered into a Distribution, License and Supply Agreement (the Knight License Agreement) with Knight Therapeutics Inc. (Knight). Under the terms of the Knight License Agreement, the Company granted Knight (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and manufacture any product (the Knight Licensed Product) containing rigosertib for Canada (and Israel should Knight exercise its option) (the Knight Territory) and in human uses (the Knight Licensed Field), and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to commercialize the Knight Licensed Product in the Knight Territory and in the Knight Licensed Field.

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

Specialised Therapeutics Asia Pte. Ltd. Agreement

On December 18, 2019, the Company entered into a Distribution, License and Supply Agreement (the STA License Agreement) with Specialised Therapeutics Asia Pte. Ltd. (STA). Under the terms of the STA License Agreement, the Company granted STA (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and manufacture any product (the STA Licensed Product) containing rigosertib for Australia and New Zealand (the STA Territory) and in human uses (the Field), and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to commercialize the STA Licensed Product in the STA Territory and in the Field.

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

In connection with the offering, pursuant to the purchase agreement the Company reimbursed Lincoln Park Capital Fund, LLC, as the lead investor (Lincoln Park), an aggregate of $100,000 for expenses incurred in connection with the offering, including any due diligence expenses and legal fees. Furthermore, pursuant to the purchase agreement, the Company granted Lincoln Park certain rights to participate at fair value with other investors in up to 50% of the amount of any future offerings of common stock or securities exercisable for or convertible into common stock that the Company seeks to complete within one year after the closing of the offering, other than a firm commitment public offering.

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

August 2021 Equity Distribution Agreement

On August 20, 2021, the Company entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Piper Sandler & Co. (Piper Sandler) under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock, with aggregate gross sales proceeds of up to $25.0 million through an “at the market” equity offering program under which Piper Sandler is the sales agent.

Under the Equity Distribution Agreement, the Company has the right to set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Sandler may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made through The Nasdaq Capital Market or any other trading market for the Company’s common stock. The Equity Distribution Agreement provides that Piper Sandler is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Piper Sandler under the Equity Distribution Agreement. The Company has no obligation to sell any shares under the Equity Distribution Agreement, and may at any time suspend solicitation and offers under the Equity Distribution Agreement. Through September 30, 2021, the Company sold 109,523 shares under the agreement at a weighted average price of $5.32 per share. Net proceeds after commissions and offering expenses were approximately $0.5 million. There were no other sales during the years ended December 31, 2022 and 2021.

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

16. Subsequent Events

Silicon Valley Bank (SVB) was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. At the time of closing, the Company had nearly all of its cash and cash equivalent balances in segregated custodial accounts held by U.S. Bank for which SVB Asset Management is the advisor. The Company’s investment portfolio currently does not contain any securities of SVB. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors would have access to all of their money starting March 13, 2023 and the Company has received such access. The Company does not believe it will be impacted by the closure of SVB and will continue to monitor the situation as it evolves.