Form 10-K/A
period 2022-12-31
Onconova Therapeutics, Inc.
filed 2023-05-01
CIK 1130598

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

Large accelerated filer ☐ Emerging growth company ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

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

ONCONOVA THERAPEUTICS, INC.

FORM 10-K/A

For Fiscal Year Ended December 31, 2022

i

EXPLANATORY NOTE

Onconova Therapeutics, Inc., sometimes referred to as “we,” “our,” or the “Company” is filing this Amendment No. 1 on Form 10-K/A, or this Amendment, to its Annual Report on Form 10-K for the year ended December 31, 2022, originally filed on March 30, 2023, or the “Original Report,” for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All of our directors bring to our Board of Directors executive leadership experience from their service as executives and/or directors of our Company and/or other entities. The biography of each of the nominees below contains information regarding the person’s business experience, director positions held currently or at any time during the last five years, and the experiences, qualifications, attributes and skills that caused the Nominating and Corporate Governance Committee and our Board of Directors to determine that the person should serve as a director, given our business and structure.

Name	Age	Position(s) with Onconova Therapeutics, Inc.	Served as Director From
James J. Marino	73	Chairman of the Board of Directors	2015
Steven M. Fruchtman	72	Director, President and Chief Executive Officer	2019
Peter Atadja	63	Director	2022
Trafford Clarke	65	Director	2022
Jerome E. Groopman	71	Director	2013
Viren Mehta	73	Director	2004
M. Teresa Shoemaker	62	Director	2020
Jack E. Stover	70	Director	2016

James J. Marino.   Mr. Marino has served as Chairman of the Board of Directors since August 2020 and as a member of our Board of Directors since July 2015. Prior to July 2015, Mr. Marino was a Partner at the global law firm of Dechert LLP for 28 years, where he served as Managing Partner of the Princeton Office. Mr. Marino served as the outside counsel for the Company from its inception through and including its initial public offering. On March 8, 2017, Mr. Marino was appointed to the Board of Directors and as chairperson of the compensation committee of Celldex Therapeutics, Inc. Previously, he served on the Board of Directors of Pharmacopeia Drug Discovery, Inc. from 2000 to 2006. He has worked in advisory capacities and on the boards of multiple non-profit organizations. He was a co-founder of BioNJ, a trade association of biotechnology companies based in New Jersey, and served as its counsel. He is currently a Life Trustee of Wake Forest University. Mr. Marino received his B.A., J.D. and MBA from Rutgers University.

Our Board of Directors believes that Mr. Marino’s perspective and experience advising the Company and numerous other leading life science companies in connection with financings, acquisitions and strategic alliances, provide him with the qualifications and skills to serve as a director.

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

Our Board of Directors believes Dr. Fruchtman’s perspective and experience as our Chief Medical Officer, President and Chief Executive Officer, as well as his depth of experience in the healthcare industry and his educational background, provide him with the qualifications and skills to serve as a director.

Peter Atadja, Ph.D. Dr. Atadja was appointed to serve as a member of our Board of Directors in December 2022. Since March 2022, Dr Atadja has been Chief Scientific Officer of CommBio Therapeutics Co., Ltd. From January 2021 until March 2022. Dr. Atadja served as Co-Founder and Chief Scientific Officer of K36 Therapeutics, Inc. Prior to joining K36 Therapeutics, Inc., he held scientific and drug discovery roles of increasing responsibility at Novartis AG from August 1997 until January 2021. Dr. Atadja has a Ph.D. in molecular oncology from University of Calgary, a Master of Science in pharmaceutical and medicinal chemistry from Hebrew University, and a Bachelor of Pharmacy in medicinal chemistry from Kumasi University of Science and Technology, in Kumasi, Ghana.

Our Board of Directors believes that Dr. Atadja’s experience holding senior leadership positions in the pharmaceutical industry and his specific skills in drug discovery and development, provide him with the qualifications and skills to serve as a director.

Trafford Clarke, Ph.D. Dr. Clarke was appointed to serve as a member of our Board of Directors in December 2022. Dr. Clarke held roles of increasing responsibility in drug development and management at Eli Lilly for 31 years from 1986 until May 2017. Most recently, he served as a Managing Director and UK Research and Development Site Head. While at Eli Lilly, he served as a board member for Eli Lilly and Company Ltd. UK and on the Innovation Board of the Association of the British Pharmaceutical Industry. Dr. Clarke has a Ph.D. in organic chemistry from Imperial College, London and a Bachelor of Science in organic chemistry from University of Liverpool.

Our Board of Directors believes that Dr. Clarke’s experience holding senior leadership positions in the pharmaceutical industry and his specific skills, developing and managing organizations in the pharmaceutical industry, provide him with the qualifications and skills to serve as a director.

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

Our Board of Directors believes Dr. Groopman’s perspective and experience in the healthcare industry, as well as his educational background, provide him with the qualifications and skills to serve as a director.

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

Our Board of Directors believes Dr. Mehta’s perspective and experience in the life sciences industry as a biopharma fund manager, fund consultant and a strategic advisor to senior managers in the biopharma industry, as well as his educational background, provide him with the qualifications and skills to serve as a director.

M. Teresa Shoemaker.   Ms. Shoemaker has served as a member of our Board of Directors since April 2020. Ms. Shoemaker served as the President and CEO of Medexus Pharmaceuticals, Inc. (“Medexus”) from October 2018 to May 2020. Prior to joining Medexus, she served as President and CEO and board member of Medac Pharma, Inc. from its inception in June 2012 until its acquisition by Medexus in October 2018. Ms. Shoemaker implemented Medac’s commercial strategy in support of a commercial product for the treatment of rheumatoid arthritis. Previously, Ms. Shoemaker served as Principal and Co-Founder of BioPharm Strategic Solutions from 2010 to 2012. From October 2009 to July 2010, she served as Vice President of Sales at InterMune, Inc. From 2002 to 2008, Ms. Shoemaker served as National Sales Director and then Sr. Director US Commercial Operations for Pharmion Corporation (“Pharmion”). In 2008, when Celgene Corporation acquired Pharmion, Ms. Shoemaker remained as Executive Director of Strategic Commercial Operations working as part of the executive transition team until 2009. Ms. Shoemaker began her career at DuPont Pharmaceuticals, which was acquired by Bristol Myers Squibb in 2000, where she held a number of sales and marketing leadership positions. Ms. Shoemaker holds B.S. degrees in Communication Science and Psychology from Missouri State University, and a M.S. degree in Communication Science and Disorders from University of Central Missouri.

Our Board of Directors believes that Ms. Shoemaker’s experience holding senior leadership positions in the life sciences industry and her specific skills, developing and managing commercial organizations in the life sciences industry, provide her with the qualifications and skills to serve as a director.

Jack E. Stover.   Mr. Stover has served as a member of our Board of Directors since May 2016. Since March 2021, Mr. Stover has been Chief Executive Officer of NorthView Acquisition Corp. From June 2022 until November 2022 when he resigned Mr. Stover was director and Chairman of the Audit Committee of PharmaCyte Biotech, a Nasdaq company. From December 2015 until June 2016, Mr. Stover served as Interim President and CEO of Interpace Diagnostics Group, Inc. (“Interpace”) and, since August 2005, served on the Board of Directors of Interpace and was chairman of Interpace’s audit committee from August 2005 until December 2015. In June 2016 until December 2020, Mr. Stover was President, CEO and Director of Interpace, which in 2019 changed its name to Interpace Biosciences, Inc. From June 2016 to December 2016, Mr. Stover was chairman of the audit committee and a member of the Board of Directors of Viatar CTC Solutions, Inc. From 2004 to 2008, he served as Chief Executive Officer, President and Director of Antares Pharma, Inc., a publicly held specialty pharmaceutical company then listed on the American Stock Exchange and subsequently Nasdaq. In addition to other relevant experience, Mr. Stover was also formerly a partner with PricewaterhouseCoopers (then Coopers and Lybrand), working in the bioscience industry division in New Jersey. Mr. Stover received his B.A. in Accounting from Lehigh University and is a Certified Public Accountant.

Our Board of Directors believes that Mr. Stover’s experience holding senior leadership positions in the life sciences industry, his specific experience and skills in the areas of general operations, and financial operations and administration, and his extensive experience in accounting and as an audit committee member and chair of various public companies in the life sciences industry, provide him with the qualifications and skills to serve as a director.

Executive Officers

The following table sets forth certain information regarding our executive officers who are not also directors.

Name	Age	Position(s) with Onconova Therapeutics, Inc.
Mark P. Guerin	54	Chief Operating Officer and Chief Financial Officer
Mark S. Gelder, M.D.	66	Chief Medical Officer

Mark P. Guerin. Mr. Guerin has served as our Chief Operating Officer and Chief Financial Officer since June 10, 2022. From September 1, 2016 to June 10, 2022, he was our Chief Financial Officer. Previously, he served as Vice President—Financial Planning & Accounting, and Chief Accounting Officer since May 2014, and as Vice President—Financial Planning & Accounting from September 2013 to May 2014. He has also served as our principal financial officer since February 12, 2016. Between January 2012 and September 2013, Mr. Guerin was self-employed as a financial and accounting consultant. For more than six years, through December 2011, Mr. Guerin was employed by CardioKine, Inc. and served as Chief Financial Officer from mid-2009 through December 2011. Mr. Guerin received his B.A. in Accounting from DeSales University.

Mark S. Gelder, M.D. Dr. Gelder served as our Chief Medical Officer from June 2021 to April 3, 2023. Dr. Gelder passed away on April 3, 2023. Prior to joining us, Dr. Gelder was employed by Elevar Therapeutics, Inc. as Chief Medical Officer from December 2020 to June 2021 and as Vice President, Head of Medical Affairs from May 2020 to December 2020. From June 2018 to May 2020, Dr. Gelder was Head of America’s and AsiaPac Oncology Medical Directors Team and Executive Medical Director, Strategy and Planning, Oncology at Covance Inc. Dr. Gelder was employed by Pierian Biosciences, Inc., as Chief Medical Officer from September 2016 to October 2017, as Executive Vice President, Head of Research & Development from April 2016 to September 2016 and as Senior Vice President, Head of Clinical Development from January 2016 to April 2016. He was Chief Medical Officer (consultant) for Accelovance, Inc from September 2015 to January 2016. He was Vice President, Clinical Development for Inovio Therapeutics, Inc from January 2015 to September 2015. He was Senior Vice President & Chief Medical Officer for Heron Therapeutics, Inc. (formerly AP Pharma) from December 2012 to January 2015. From 2003 to 2012, Dr Gelder held senior medical affairs, clinical development and strategic planning positions at Pfizer, Wyeth Research, Bayer HealthCare Pharmaceuticals and GE Healthcare.

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

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors recognizes the time, effort and energy that the chief executive officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our chairman, particularly as the Board of Directors’ oversight responsibilities continue to grow. We believe that, at present, separating these positions allows our chief executive officer to focus on our day-to-day business, while allowing our chairman to lead the Board of Directors in its fundamental role of providing advice to, and independent oversight of, management. Our Board of Directors also believes that this structure ensures a greater role for the independent directors in the oversight of our company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our Board of Directors.

While our bylaws do not require that our chairman and chief executive officer positions be separate, our Board of Directors believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including but not limited to risks relating to limited cash resources, need to raise additional funds, product candidate development, technological uncertainty, dependence on collaborative partners and other third parties, uncertainty regarding patents and proprietary rights, comprehensive government regulations, having no commercial manufacturing experience, marketing or sales capability or experience and dependence on key personnel. Management is responsible for the day-to-day management of risks we face, while our Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board of Directors periodically consults with management regarding the Company’s risks.

Our Board of Directors is actively involved in oversight of risks that could affect us. This oversight is conducted primarily through the audit committee of our Board of Directors, but the full Board of Directors has retained responsibility for general oversight of risks.

Board Committees

Our Board of Directors has established three standing committees: the audit committee, the compensation committee and the nominating and corporate governance committee. The current members of our audit committee are James J. Marino, Viren Mehta and Jack E. Stover, with Jack E. Stover serving as chairperson. The current members of our compensation committee are M. Teresa Shoemaker, James J. Marino, Trafford Clarke and Jack E. Stover with M. Teresa Shoemaker serving as chairperson. The current members of our nominating and corporate governance committee are Peter Atadja, M. Teresa Shoemaker, Viren Mehta and Jerome E. Groopman, M.D., with Peter Atadja serving as chairperson.

Our Board of Directors has determined that James J. Marino, Viren Mehta and Jack E. Stover meet the additional test for independence for audit committee members imposed by Securities and Exchange Commission ("SEC") regulations and Section 5605(c)(2)(A) of the NASDAQ Stock Market listing rules and that M. Teresa Shoemaker, James J. Marino, Trafford Clarke and Jack E. Stover meet the additional test for independence for compensation committee members imposed by Section 5605(d)(2)(A) of the NASDAQ Stock Market listing rules.

Audit Committee

The primary purpose of our audit committee is to assist the Board of Directors in the oversight of the integrity of our accounting and financial reporting process, the audits of our consolidated financial statements, and our compliance with legal and regulatory requirements. Our audit committee met four times during fiscal year 2022. The functions of our audit committee include, among other things:

●	hiring the independent registered public accounting firm to conduct the annual audit of our consolidated financial statements and monitoring its independence and performance;
●	reviewing and approving the planned scope of the annual audit and the results of the annual audit;
●	pre-approving all audit services and permissible non-audit services provided by our independent registered public accounting firm;
●	reviewing the significant accounting and reporting principles to understand their impact on our consolidated financial statements;
●	reviewing our internal financial, operating and accounting controls with management, our independent registered public accounting firm and our internal audit provider;

●	reviewing with management and our independent registered public accounting firm, as appropriate, our financial reports, earnings announcements and our compliance with legal and regulatory requirements;
●	periodically reviewing and discussing with management the effectiveness and adequacy of our system of internal controls;
●	in consultation with management and the independent auditors, reviewing the integrity of our financial reporting process and adequacy of disclosure controls;
●	reviewing potential conflicts of interest under and violations of our code of conduct;
●	establishing procedures for the treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and confidential submissions by our employees of concerns regarding questionable accounting or auditing matters;
●	reviewing and approving related-party transactions; and
●	reviewing and evaluating, at least annually, our audit committee’s charter.

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

Compensation Committee

The primary purpose of our compensation committee is to assist our Board of Directors in exercising its responsibilities relating to compensation of our executive officers and employees and to administer our equity compensation and other benefit plans. In carrying out these responsibilities, this committee reviews all components of executive officer and employee compensation for consistency with its compensation philosophy, as in effect from time to time. Our compensation committee met seven times during fiscal 2022. The functions of our compensation committee include, among other things:

●	designing and implementing competitive compensation, retention and severance policies to attract and retain key personnel;
●	reviewing and formulating policy and determining the compensation of our Chief Executive Officer, our other executive officers and employees;
●	reviewing and recommending to our Board of Directors the compensation of our non-employee directors;
●	reviewing and evaluating our compensation risk policies and procedures;
●	administering our equity incentive plans and granting equity awards to our employees, consultants and directors under these plans;
●	administering our performance bonus plans and granting bonus opportunities to our employees, consultants and non-employee directors under these plans;
●	if required from time to time, preparing the analysis or reports on executive officer compensation required to be included in our annual proxy statement;
●	engaging compensation consultants or other advisors it deems appropriate to assist with its duties; and
●	reviewing and evaluating, at least annually, our compensation committee’s charter.

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

The compensation committee retains sole authority to hire any compensation consultant, approve such consultant’s compensation, determine the nature and scope of its services, evaluate its performance, and terminate its engagement. We assessed the independence of Radford pursuant to SEC rules and determined that no known conflict of interest existed that would prevent Radford from serving as an independent consultant to the compensation committee.

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

Nominating and Corporate Governance Committee

The primary purpose of our nominating and corporate governance committee is to assist our Board of Directors in promoting the best interest of our company and our stockholders through the implementation of sound corporate governance principles and practices. Our nominating and corporate governance committee met three times during fiscal 2022. The functions of our nominating and corporate governance committee include, among other things:

●	identifying, reviewing and evaluating candidates to serve on our Board of Directors;
●	determining the minimum qualifications for service on our Board of Directors;
●	developing and recommending to our Board of Directors an annual self-evaluation process for our Board of Directors and overseeing the annual self-evaluation process;
●	developing, as appropriate, a set of corporate governance principles, and reviewing and recommending to our Board of Directors any changes to such principles; and
●	periodically reviewing and evaluating our nominating and corporate governance committee’s charter.

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

Meetings of the Board of Directors

The Board of Directors held nine meetings during fiscal 2022. During fiscal 2022, each director attended at least 75 percent of the aggregate of the total number of meetings of the Board of Directors and the committees on which such director served.

Directors are encouraged, but not required, to attend the annual meeting of stockholders. One of our directors attended the 2022 Annual Meeting of Stockholders.

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

In determining whether to recommend any particular candidate for inclusion in the Board of Directors’ slate of recommended director nominees, our nominating and corporate governance committee considers the composition of the

Board of Directors with respect to depth of experience, balance of professional interests, required expertise and other factors. The nominating and corporate governance committee considers the value of diversity when recommending candidates. The committee views diversity broadly to include diversity of experience, skills and viewpoint. The nominating and corporate governance committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. Our Board of Directors believe that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow it to fulfill its responsibilities.

Stockholders may recommend individuals to our nominating and corporate governance committee for consideration as potential director candidates. The nominating and corporate governance committee will evaluate stockholder-recommended candidates by following the same process and applying the same criteria as it follows for candidates submitted by others.

Stockholders may directly nominate a person for election to our Board of Directors by complying with the procedures set forth in Section 2.2(A) of our bylaws, and with the rules and regulations of the SEC. Under our bylaws, only persons nominated in accordance with the procedures set forth in the bylaws will be eligible to serve as directors. In order to nominate a candidate for service as a director, you must be a stockholder at the time you give the Board of Directors notice of your nomination, and you must be entitled to vote for the election of directors at the meeting at which your nominee will be considered. In addition, the stockholder must have given timely notice in writing to our Secretary. To be timely, a stockholder’s notice must be delivered to the Secretary at our principal executive offices not later than the 90th day, nor earlier than the 120th day, prior to the first anniversary of the prior year’s annual meeting of stockholders (provided, however, that in the event that the date of the annual meeting is more than 30 days before or 60 days after such anniversary date, notice by the stockholder must be delivered no earlier than the 120th day prior to the annual meeting and no later than the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such annual meeting is first made by us). Your notice must set forth (i) the name, age, business address and, if known, residence address of the nominee, (ii) the principal occupation or employment of the nominee, (iii) the class and number of shares of stock of the Company directly or indirectly, owned beneficially or of record by the nominee, (iv) a description of all arrangements or understandings between you and the nominee and any other person or persons (naming such person or persons) pursuant to which the nomination is to be made by you, and (v) all other information relating to the nominee that is required to be disclosed in solicitations of proxies for the election of directors in an election contest, or is otherwise required, in each case, pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder. Nominations for director must be accompanied by the nominee’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected.

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

ITEM 11. EXECUTIVE COMPENSATION.

Overview of Executive Compensation

The compensation committee of our Board of Directors is responsible for overseeing the compensation of all of our executive officers. In this capacity, our compensation committee annually reviews and approves the compensation of our chief executive officer and other executive officers, including such goals and objectives relevant to the executive officers’ compensation that the committee, in its discretion, determines are appropriate, evaluates their performance in light of those goals and objectives, and sets their compensation based on this evaluation.

2022 Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2022 and 2021 concerning compensation of our principal executive officer and the two most highly compensated executive officers during 2022. We refer to these three executive officers as our "named executive officers."

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)
Steven M. Fruchtman, M.D.	2022	630,000	251,769	116,407	302,516	26,090	1,326,782
President and Chief Executive Officer	2021	600,000	279,750	1,261,685	509,079	23,699	2,674,213

Mark P. Guerin	2022	452,000	144,383	59,619	155,813	32,884	844,699
Chief Operating Officer and Chief Financial Officer	2021	400,000	149,200	528,430	192,688	29,202	1,299,520

Mark S. Gelder, M.D.	2022	425,000	131,741	31,850	81,589	7,458	677,638
Chief Medical Officer
(1)	Represents discretionary annual bonus amounts earned in the year reported herein.
(2)	The amounts shown for 2022 represent the aggregate grant date fair value related to the grant of restricted stock units (“RSUs”) to our named executive officers in fiscal 2022. The amounts shown for 2021 represent the aggregate grant date fair value related to the grant of performance stock units (“PSUs”) and RSUs to our named executive officers in fiscal 2021. Aggregate grant date fair value is calculated in accordance with FASB ASC Topic 718 (excluding the effect of any estimate of future forfeitures). Additional information concerning our financial reporting of PSUs is presented in Note 10 to our Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. See the “Outstanding Equity Awards at Fiscal Year-End – 2022” table below for additional details regarding the RSUs that were granted to our named executive officers in fiscal 2022.
(3)	The amounts shown for 2022 represent the aggregate grant date fair value related to the grant of non-qualified stock options to our named executive officers in fiscal 2022. The amounts shown for 2021 represent the aggregate grant date fair value related to the grant of stock appreciation rights and non-qualified stock options to our named executive officers in fiscal 2021. Aggregate grant date fair value is calculated in accordance with FASB ASC Topic 718 (excluding the effect of any estimate of future forfeitures). Additional information concerning our financial reporting of stock appreciation rights and stock options is presented in Note 10 to our Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. See the “Outstanding Equity Awards at Fiscal Year-End – 2022” table below for additional details regarding the non-qualified stock options that were granted to our named executive officers in fiscal 2022.

(4)	Includes amounts paid for insurance premiums on behalf of the named executive officer and matching funds paid pursuant to our 401(k) Plan.

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

The Employment Agreement provides for an initial base salary of $510,000, subject to adjustment upon annual review, and subject to the compensation committee’s sole discretion, an annual bonus, based on the performance of Dr. Fruchtman and the Company, of up to 50% of such base salary. The bonus may be paid in the form of cash, stock options, shares of our common stock, or a combination thereof, at our compensation committee’s discretion.

Dr. Fruchtman is entitled to participate in all of our employee benefit plans and programs that are made generally available from time to time to our executive officers and is entitled to vacation benefits. Dr. Fruchtman’s Employment Agreement contains non-solicitation, non-competition, confidentiality and inventions assignment provisions that, among other things, prevent him from competing with us during the term of his employment and for a specified time thereafter. The Company will reimburse Dr. Fruchtman for reasonable expenses including certain commuting costs to the Company’s offices.

If Dr. Fruchtman’s employment is terminated due to his death, disability, by us for "cause" or by Dr. Fruchtman without "good reason" during the term of his employment agreement, we will pay to Dr. Fruchtman or his spouse or estate the balance of his accrued and unpaid salary, unreimbursed expenses, and unused accrued vacation time through the termination date.

If Dr. Fruchtman’s employment is terminated by us without "cause" or by Dr. Fruchtman for "good reason," other than during a change in control protection period, Dr. Fruchtman will be entitled to receive severance equal to the sum of his current base salary and target bonus for the fiscal year during which his employment ceases. If the termination is during a change in control protection period, Dr. Fruchtman will be entitled to receive severance equal to the sum of his current base salary and target bonus for the fiscal year during which his employment ceases. A change in control protection period is the twelve months following a change in control. The Company will also reimburse Dr. Fruchtman for a portion of his medical insurance costs and all of Dr. Fruchtman’s stock options that are unvested as of the date of such termination would fully vest as of the date of termination. Any severance payments or benefits provided to Dr. Fruchtman are subject to execution by Dr. Fruchtman of a release of claims.

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

In addition, under the Amendment, if Dr. Fruchtman’s employment is terminated by the Company without “cause” or by Dr. Fruchtman for “good reason,” other than during the 12-month period following a change in control of the Company, Dr. Fruchtman will be entitled to receive twelve months of his current base salary and target bonus. If the termination is during the 12-month period following a change in control of the Company, Dr. Fruchtman will be entitled to receive the sum of one and one-half times of (i) his current base salary and (ii) target bonus. The Company will also reimburse Dr. Fruchtman for the employer’s portion of his medical insurance costs under COBRA for twelve months if Dr. Fruchtman’s termination occurs other than during the 12-month period following a change in control of the Company or for 18 months if Dr. Fruchtman’s termination occurs during the 12 month-period following a change in control of the Company. In addition, all of Dr. Fruchtman’s stock options that are unvested as of the date of such termination will fully vest as of the date of termination. Under the Amendment, in order to receive the forgoing severance benefits, Dr. Fruchtman must sign a release and waiver of claims and such release becomes effective and irrevocable within 60 days of Dr. Fruchtman’s cessation of employment and Dr. Fruchtman’s continued compliance with certain restrictive covenants in the Agreement. To the extent any of the above severance payments are subject to Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”) and Dr. Fruchtman is classified as a “specified employee,” as defined in Section 409A, any such payments will not be paid during the six-month period immediately following such termination.

The Amendment also includes a provision on whistleblower protection and trade secrets.

Mark P. Guerin

We entered into an employment agreement with Mr. Guerin on July 1, 2015, which supersedes any prior employment agreements. The employment agreement continues indefinitely, unless terminated in accordance with the terms of the agreement. On June 10, 2022, we entered into an amendment to the Original Agreement in connection with Mr. Guerin’s promotion to Chief Operating Officer and Chief Financial Officer (the “Amendment”).

The employment agreement, as amended, provides for an initial base salary of $475,000, subject to adjustment upon annual review by our board of directors, and subject to the compensation committee’s sole discretion, an annual bonus, based on the performance of Mr. Guerin and the Company, of up to 25% of such base salary. The bonus may be paid in the form of cash, stock options, shares of Common Stock, or a combination thereof, at our compensation committee’s discretion.

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

If Mr. Guerin’s employment is terminated by us without “cause” or by Mr. Guerin for “good reason,” other than during a change in control protection period, Mr. Guerin will be entitled to receive severance equal to nine-twelfths of the sum of his current base salary and target bonus for the fiscal year during which his employment ceases. If the termination is during a change in control protection period, Mr. Guerin will be entitled to receive severance equal to the sum of his current base salary and target bonus for the fiscal year during which his employment ceases. A change in control protection period is the twelve months following a change in control. The Company will also reimburse Mr. Guerin for a portion of his medical insurance costs and all of Mr. Guerin’s incentive stock options that are unvested as of the date of such termination would fully vest as of the date of termination. Under the Amendment, in order to receive the forgoing severance benefits, Mr. Guerin must sign a release and waiver of claims and such release becomes effective and irrevocable within 60 days of Mr. Guerin’s cessation of employment and Mr. Guerin’s continued compliance with certain restrictive covenants in the Agreement.

The Amendment adds a provision on whistleblower protection and trade secrets.

Mark S. Gelder, M.D.

We entered into an employment agreement with Dr. Gelder on June 14, 2021, which superseded any prior employment agreements. The employment agreement continues indefinitely, unless terminated in accordance with the terms of the agreement. The employment agreement was terminated on April 3, 2023 due to Dr. Gelder’s death.

The employment agreement provided for an initial base salary of $395,000, subject to adjustment upon annual review by our board of directors, and subject to the compensation committee’s sole discretion, an annual bonus, based on the performance of Dr. Gelder and the Company, of up to 40% of such base salary. The bonus may be paid in the form of cash, stock options, shares of Common Stock, or a combination thereof, at our compensation committee’s discretion.

Dr. Gelder was entitled to participate in all of our employee benefit plans and programs that are made generally available from time to time to our executive officers and was entitled to vacation benefits. Dr. Gelder’s employment agreement contained non-solicitation, non-competition, confidentiality and inventions assignment provisions that, among other things, prevented him from competing with us during the term of his employment and for a specified time thereafter.

The employment agreement provided that if Dr. Gelder’s employment is terminated due to his death, disability, by us for “cause” or by Dr. Gelder without “good reason” during the term of his employment agreement, we shall pay to Dr. Gelder or his spouse or estate the balance of his accrued and unpaid salary, unreimbursed expenses, and unused accrued vacation time through the termination date. In accordance with the employment agreement, upon Dr. Gelder’s death, we paid the balance of his accrued and unpaid salary, unreimbursed expenses, and unused accrued vacation time through the termination date to his estate.

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

The following table contains certain information regarding equity awards held by the named executive officers as of December 31, 2022:

Outstanding Equity Awards at 2022 Fiscal Year-End

	Option Awards					Stock Awards
									Equity Incentive		Equity Incentive
									Plan Awards:		Plan Awards:
	Number of		Number of			Number of		Market Value	Number of		Market or Payout
	Securities		Securities			Shares or		of Shares or	Unearned		Value of
	Underlying		Underlying			Units of		Units of	Shares,		Unearned Shares,
	Unexercised		Unexercised	Option		Stock That		Stock That	Units or Other		Units or Other
	Options		Options	Exercise	Option	Have Not		Have Not	Rights That		Rights That Have
	Exercisable		Unexercisable	Price	Expiration	Vested		Vested	Have Not Vested		Not Vested
Name	(#)		(#)	($)	Date	(#)		($)	(#)		($)
Fruchtman	53		—	9,832.50	1/12/2025
	15		—	5,580.00	4/20/2025
	17		—	3,330.00	9/25/2025
	13		—	1,462.50	1/26/2026
	41		—	1,462.50	1/26/2026
	111		—	729.00	9/1/2026
	33		—	596.25	12/15/2026
	117		—	607.50	1/17/2027
	193		—	337.50	1/3/2028
	1,777		—	103.50	7/26/2028
	13,333		—	4.65	12/20/2029
	68,328	(2)	16,592		7/9/2030
	28,768	(2)	18,298		2/17/2031
	50,220	(1)	62,780	5.19	8/2/2031
	—	(1)	191,880	1.82	2/7/2032
						25,134	(3)	16,229
						63,960	(3)	41,298
									47,065	(4)	30,592
Guerin	13		—	64,822.50	10/4/2023
	2		—	30,330.00	12/20/2023
	5		—	14,175.00	3/31/2024
	5		—	14,175.00	3/31/2024
	11		—	8,955.00	12/18/2024
	6		—	5,220.00	4/16/2025
	7		—	3,330.00	9/25/2025
	5		—	1,462.50	1/26/2026
	15		—	1,462.50	1/26/2026
	44		—	729.00	9/1/2026
	22		—	729.00	9/1/2026
	24		—	596.25	12/15/2026
	86		—	607.50	1/17/2027
	137		—	337.50	1/3/2028
	1,710		—	103.50	7/26/2028
	4,333		—	4.65	12/20/2029
	29,129	(2)	7,071		7/9/2030
	12,268	(2)	7,798		2/17/2031
	18,998	(1)	23,752	5.19	8/2/2031
	—	(1)	62,100	1.82	2/7/2032
	—	(1)	50,250	1.33	6/10/2032
						9,500	(3)	6,134
						20,700	(3)	13,366
						16,500	(3)	10,654
									20,065	(4)	13,042

Gelder	7,496	(1)	12,504	7.56	6/14/2031
	18,585	(1)	23,240	5.19	8/2/2031
	—	(1)	51,750	1.82	2/7/2032
						9,300	(3)	6,005
						17,500	(3)	11,300

(1)	Shares vest over three years, one-third on the first anniversary of the date of grant and thereafter in 24 equal monthly installments over the following two years.
(2)	These are cash-settled stock appreciation rights that vest over three years, one-third on the first anniversary of the date of grant and thereafter in 24 equal monthly installments over the following two years.
(3)	These are RSUs that vest over three years from the date of grant: 33% on the first anniversary; 33% on the second anniversary; and 34% on the third anniversary.
(4)	These are PSUs that will be earned and vested upon the Company’s attainment of certain performance goals, subject to the executive’s continued employment with the Company through each vesting date, as follows: (i) 20% of PSUs will vest upon the attainment of a new clinical program for the Company for an in-licensed compound, (ii) 20% of PSUs will vest upon obtaining the recommended phase 2 dose for a Company compound, (iii) 20% of PSUs will vest upon the first patient being enrolled in the ON 123300 (narazaciclib) expansion cohort, (iv) 20% of PSUs will vest upon the first patient enrolled in a registrational study and (v) 20% of the PSUs will vest upon attainment of registrational study topline data. The goals must be attained prior to the following expiration dates (“Expiration Date”): for the goals under (i), (ii) and (iii), December 31, 2022, for the goal under (iv), December 31, 2025, and for the goal under (v), June 30, 2028. In the event a performance goal is achieved prior to February 17, 2022, the vesting date for the portion of the PSUs that will vest based on the achievement of the applicable performance goal would be February 17, 2022. The PSUs will be settled in cash and are in all cases subject to the terms and conditions of the Company form of Performance Stock Unit Award Agreement. Pursuant to the terms of the PSU awards, the maximum cash amount payable to each officer with respect to each vested PSU subject to the officer’s PSU award cannot exceed maximum price per share of $38.10, subject to adjustment in accordance with the terms of the Performance Stock Unit Award Agreement. If a performance goal is not achieved on or before its corresponding Expiration Date, then all of the PSUs subject to such performance goal will be automatically forfeited as of such date.

Potential Payments Upon Termination of Employment or Change in Control

As discussed under the caption "—Employment Agreements" above, we have agreements with our named executive officers pursuant to which they will receive severance payments upon certain termination events. The information below describes certain compensation that would be available under our existing plans and arrangements if (i) the named executive officer was terminated as of December 31, 2022 or (ii) if a Change in Control, as defined in the applicable employment agreement or plan, occurred on December 31, 2022 and the named executive officer’s employment had been subsequently terminated on the same date.

Acceleration of Equity Awards in connection with a Change in Control

Pursuant to the terms of each named executive officer’s option agreements reflecting options granted under the 2018 Omnibus Incentive Compensation Plan, as previously amended (the “2018 Plan”), applicable award agreements reflecting options and RSUs granted under the 2021 Plan and the applicable award agreement reflecting cash-settled stock appreciation rights and cash-settled PSUs, in the event of a "Change in Control" in which the Company is not the surviving corporation (or survives only as a subsidiary of another corporation) and the awards are assumed by, or replaced with awards with comparable terms by, the surviving corporation (or parent or subsidiary of the surviving corporation) and the named executive officer’s employment or service is terminated without "Cause" or the named executive officer terminates his employment for "Good Reason" (as such terms are defined in the applicable award agreement), all such awards shall fully vest and, if applicable, become exercisable, upon termination of employment or service. In the event that the surviving corporation (or a parent or subsidiary of the surviving corporation) does not assume or replace the awards with grants that have comparable terms, and named executive officer is employed by, or providing services to, the Company and its subsidiaries on the date of the Change in Control, all awards granted pursuant to such award agreements shall fully vest and, if applicable, become exercisable.

Termination Other than for Cause, Death or Disability; Resignation for Good Reason

The outstanding options, RSUs and stock appreciation rights held by our named executive officers will vest and, if applicable, become exercisable in the event that the named executive officer’s employment or service is terminated without "Cause" or the named executive officer terminates his employment for "Good Reason" (as such terms are defined in the applicable award agreement).

Director Compensation

The following table summarizes compensation paid to our non-employee directors in fiscal 2022.

	Fees Earned or	Stock Option	All Other
Name	Paid in Cash ($)	Awards ($) (1)	Compensation ($)	Total ($)
Peter Atadja	2,167	61,435	—	63,602
Trafford Clarke	1,875	61,435	—	63,310
Jerome E. Groopman, M.D.	44,000	72,009	—	116,009
James J. Marino	82,500	72,009	—	154,509
Viren Mehta	59,167	72,009	—	131,176
M. Teresa Shoemaker	59,000	72,009	—	131,009
Jack E. Stover	67,500	72,009	—	139,509
(1)	The amounts shown represent the aggregate grant date fair value related to the grant of 66,468 non-qualified stock options to each of our non-employee directors as of August 18, 2022, calculated in accordance with FASB ASC Topic 718. These stock options vest on the first anniversary of the grant and expire ten years after the grant date and are subject to the director’s continued service. The amounts shown for Dr. Atadja and Dr. Clarke, who were appointed to the Board on December 15, 2022, represent the aggregate grant date fair value related to an initial grant of 100,000 non-qualified stock options to each, calculated in accordance with FASB ASC Topic 718. These stock options options vest in 3 installments on the anniversary of the grant date: 33% on the first anniversary, 33% on the second anniversary and 34% on the third anniversary and expire ten years after the grant date and are subject to the director’s continued service. Additional information concerning our financial reporting of stock appreciation rights is presented in Note 10 to our Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

(2)	As of December 31, 2022, the aggregate number of outstanding stock option awards held by each non-employee director was: Dr Atadja —100,000; Dr. Clarke—100,000; Dr. Groopman—80,283; Mr. Marino—80,267; Dr. Mehta—80,266; Ms. Shoemaker—79,468; and Mr. Stover—80,262. As of December 31, 2022, the aggregate number of stock appreciation rights held by each non-employee director was: Dr. Groopman—8,333; Mr. Marino—8,333; Dr. Mehta—8,333; Ms. Shoemaker—8,333; and Mr. Stover—8,333.

In June 2013, our Board of Directors approved a non-employee director compensation policy, which became effective for all non-employee directors in July 2013. In June 2018, the Board of Directors revised the policy to change the retainer amounts and the number of options members of our Board of Directors would receive, based on a benchmarking study comparing our director compensation to a group of comparable peer companies. In accordance with this policy, each non-employee director receives an annual base retainer of $40,000. In addition, our non-employee directors receive the following cash compensation for board services, as applicable:

●	the chairman of our Board of Directors receives an additional annual retainer of $30,000;
●	each member of our audit, compensation and nominating and corporate governance committees receives an additional retainer of $7,500, $5,000 and $4,000, respectively; and
●	each chairperson of our audit, compensation and nominating and corporate governance committees receives an additional annual retainer of $15,000, $10,000 and $8,000, respectively, in addition to the retainer received for service as a member of such committee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding awards and shares available for other future issuances of options under all of our equity compensation plans as of December 31, 2022. All of the outstanding awards listed below were granted under our 2013 Equity Compensation Plan and 2018 Plan and 2021 Plan.

Number of Shares
	Number of Shares to		Remaining Available
	be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under the Equity
	Outstanding	Outstanding	Compensation Plan
	Options,	Options,	(Excluding Shares in
Plan Category	Warrants and Rights	Warrants and Rights	First Column)
Equity compensation plans approved by stockholders	1,397,763	$7.15	1,711,127
Equity compensation plans not approved by stockholders	—	—	—

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding the beneficial ownership of common stock as of March 31, 2023 by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (b) each of our named executive officers identified on page 8 of this Amendment under the heading, “2022 Summary Compensation Table,”, (c) each of our directors, and (d) all of our executive officers and directors as a group.

The percentage of common stock outstanding is based on 20,969,559 shares of common stock outstanding on March 31, 2023. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of common stock subject to warrants and options that are currently exercisable or exercisable within sixty days of March 31, 2023 to be outstanding and to be beneficially owned by the person holding the warrants and options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of common stock beneficially owned by him, her or it, subject to community property laws, where applicable. Except as otherwise noted below, the street address of each beneficial owner is c/o Onconova Therapeutics, Inc., 12 Penns Trail, Newtown, PA 18940.

	Number of Shares	Percentage of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned
5% or greater stockholders:
None.
Directors, Director Nominees and Named Executive Officers:
Jerome E. Groopman, M.D.(1)	14,482	*
James J. Marino (2)	45,133	*
Steven M. Fruchtman, M.D.(3)	348,485	1.6%
Peter Atadja	—	*
Trafford Clarke	—	*
Viren Mehta (4)	47,187	*
Jack E. Stover (5)	14,004	*
M. Teresa Shoemaker (6)	16,383	*
Mark S. Gelder, M.D.(7)	86,986	*
Mark P. Guerin (8)	147,057	*

All current executive officers, directors and director nominees as a group (10 persons)(9)	719,717	3.3%

*	Represents a beneficial ownership of less than one percent of our outstanding common stock.
(1)	Includes 13,815 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of the record date.
(2)	Includes 23,799 shares of common stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of the record date.
(3)	Includes 137,107 RSUs and 170,901shares of common stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of the record date.
(4)	Includes (i) 4 shares of common stock held by Mehta Partners, LLC, (ii) 4 shares of common stock held by Viram Foundation and (iii) 30,465 shares of common stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of the record date. Dr. Mehta, as managing member, has voting and dispositive power with regard to the shares held by Mehta Partners, LLC. Dr. Mehta, as trustee has voting and dispositive power with regard to the shares held by Viram Foundation.
(5)	Includes 13,794 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of the record date.
(6)	Includes 13,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of the record date.
(7)	Includes 20,967 RSUs and 55,532 shares of common stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of the record date.
(8)	Includes 65,800 RSUs and 63,066 shares of common stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of the record date.
(9)	Includes 223,874 RSUs and 384,372 shares of common stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of the record date.

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

There were no related person transactions (as defined in SEC regulations) during 2022.

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

Fee Category	Fiscal 2022	Fiscal 2021
Audit Fees(1)	$272,500	$345,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
Total Fees	$272,500	$345,000
(1)	Audit fees consist of fees for the audits of fiscal 2022 and 2021 and quarterly reviews of our consolidated financial statements and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our consolidated financial statements and which are not reported under "Audit Fees."

(3)	Tax fees for fiscal 2022 and fiscal 2021 include fees for tax advice, tax return preparation assistance and review.

Pre-Approval Policies and Procedures

Our audit committee’s policy is that all audit services and all non-audit services to be provided to us by our independent registered public accounting firm must be approved in advance by the audit committee. The audit committee’s approval procedures include the review and approval of engagement letters from our independent registered public accounting firm that document the fees for all audit services and non-audit services, primarily tax advice and tax return preparation and review.

All audit services in fiscal 2022 were pre-approved by our audit committee. Ernst & Young LLP did not provide any non-audit services in fiscal 2022.

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

Exhibit Number	Exhibit Description

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

Exhibit Number	Exhibit Description

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

10.41+	Onconova Therapeutics, Inc. 2021 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2022).
21.1#	Subsidiaries of Onconova Therapeutics, Inc.
23.1#	Consent of Ernst & Young, LLP.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1##	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2##	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Portions of the exhibit have been omitted.
#	Previously filed.
##	Previously furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2023

Onconova Therapeutics, Inc.

By:	/s/ STEVEN M. FRUCHTMAN, M.D.
Steven M. Fruchtman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN M. FRUCHTMAN, M.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	May 1, 2023
Steven M. Fruchtman, M.D.

/s/ MARK GUERIN	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	May 1, 2023
Mark Guerin

/s/ JAMES J. MARINO	Chairman, Board of Directors	May 1, 2023
James J. Marino

/s/ Peter Atadja, Ph.D.	Director	May 1, 2023
Peter Atadja, Ph.D.

/s/ Trafford Clarke, Ph.D.	Director	May 1, 2023
Trafford Clarke, Ph.D.

/s/ JEROME E. GROOPMAN, M.D.	Director	May 1, 2023
Jerome E. Groopman, M.D.

/s/ VIREN MEHTA, PH.D.	Director	May 1, 2023
J Viren Mehta, Ph.D.

/s/ MARY TERESA SHOEMAKER	Director	May 1, 2023
Mary Teresa Shoemaker

/s/ JACK E. STOVER	Director	May 1, 2023
Jack E. Stover