Form 10-Q
period 2023-03-31
Onconova Therapeutics, Inc.
filed 2023-05-15
CIK 1130598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of May 1, 2023 was 20,969,559.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	ONTX	The Nasdaq Stock Market LLC

ONCONOVA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Onconova Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$34,220,000	$38,757,000
Receivables	17,000	29,000
Prepaid expenses and other current assets	802,000	561,000
Total current assets	35,039,000	39,347,000
Property and equipment, net	21,000	24,000
Other non-current assets	1,000	1,000
Total assets	$35,061,000	$39,372,000
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,896,000	$3,860,000
Accrued expenses and other current liabilities	4,102,000	3,960,000
Deferred revenue	226,000	226,000
Total current liabilities	9,224,000	8,046,000
Deferred revenue, non-current	2,961,000	3,017,000
Total liabilities	12,185,000	11,063,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 20,969,559 and 20,925,992 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	210,000	209,000
Additional paid in capital	492,151,000	491,816,000
Accumulated deficit	(469,458,000)	(463,683,000)
Accumulated other comprehensive loss	(27,000)	(33,000)
Total stockholders’ equity	22,876,000	28,309,000
Total liabilities and stockholders’ equity	$35,061,000	$39,372,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$56,000	$56,000
Operating expenses:
General and administrative	2,113,000	2,186,000
Research and development	4,080,000	2,002,000
Total operating expenses	6,193,000	4,188,000
Loss from operations	(6,137,000)	(4,132,000)
Other income, net	362,000	10,000
Net loss	$(5,775,000)	$(4,122,000)
Net loss per share, basic and diluted	$(0.28)	$(0.20)
Basic and diluted weighted average shares outstanding	20,960,171	20,904,085

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(5,775,000)	$(4,122,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	6,000	(7,000)
Other comprehensive income (loss), net of tax	6,000	(7,000)
Comprehensive loss	$(5,769,000)	$(4,129,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)

	Three Month Periods Ended March 31, 2023 and 2022
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	deficit	income (loss)	Total
Balance at December 31, 2022	20,925,992	$209,000	$491,816,000	$(463,683,000)	$(33,000)	$28,309,000
Net loss	—	—	—	(5,775,000)	—	(5,775,000)
Other comprehensive loss	—	—	—	—	6,000	6,000
Stock-based compensation	—	—	336,000	—	—	336,000
Shares issued for vested restricted stock units	43,567	1,000	(1,000)	—	—	—
Balance at March 31, 2023	20,969,559	$210,000	$492,151,000	$(469,458,000)	$(27,000)	$22,876,000

Balance at December 31, 2021	20,895,563	$209,000	$490,644,000	$(444,719,000)	$(14,000)	$46,120,000
Net loss	—	—	—	(4,122,000)	—	(4,122,000)
Other comprehensive loss	—	—	—	—	(7,000)	(7,000)
Stock-based compensation	—	—	296,000	—	—	296,000
Balance at March 31, 2022	20,895,563	$209,000	$490,940,000	$(448,841,000)	$(21,000)	$42,287,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(5,775,000)	$(4,122,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,000	3,000
Stock compensation expense	336,000	296,000
Changes in assets and liabilities:
Receivables	12,000	1,000
Prepaid expenses and other current assets	(241,000)	(251,000)
Accounts payable	1,036,000	365,000
Accrued expenses and other current liabilities	142,000	(532,000)
Deferred revenue	(56,000)	(56,000)
Net cash used in operating activities	(4,543,000)	(4,296,000)

Effect of foreign currency translation on cash	6,000	(7,000)
Net decrease in cash and cash equivalents	(4,537,000)	(4,303,000)
Cash and cash equivalents at beginning of period	38,757,000	55,070,000
Cash and cash equivalents at end of period	$34,220,000	$50,767,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

The Company

Onconova Therapeutics, Inc. (the Company) was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company's headquarters are located in Newtown, Pennsylvania. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing novel products for patients with cancer. The Company has proprietary molecularly targeted anti-cancer agents designed to disrupt specific cellular pathways that are important for cancer cell proliferation. The Company believes that the product candidates in its pipeline have the potential to be efficacious in a variety of cancers with unmet medical need. The Company has the following two clinical-stage programs: 1. narazaciclib (ON 123300), a multi-kinase inhibitor in solid tumors and hematological malignancies as a single agent or in combination with other anti-cancer therapies; and 2. oral rigosertib administered alone or in combination for the treatment of various cancers. The Company is currently evaluating potential compounds for in-licensing opportunities. During 2012, Onconova Europe GmbH was established as a wholly owned subsidiary of the Company for the purpose of further developing business in Europe.

Liquidity

The Company has incurred recurring operating losses since inception. For the three months ended March 31, 2023, the Company incurred a net loss of $5,775,000 and as of March 31, 2023 the Company had generated an accumulated deficit of $469,458,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At March 31, 2023, the Company had cash and cash equivalents of $34,220,000. The Company believes that its cash and cash equivalents will be sufficient to fund its ongoing trials and business operations into the first quarter of 2024; therefore, based on current projections, the Company does not have sufficient cash and cash equivalents to support its operations for at least the 12 months following the date that these financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the one year period after the date that the financial statements are issued. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, the Company may have based this estimate on assumptions that may prove to be wrong, and the Company's operating plan may change as a result of many factors currently unknown to the Company.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, the consolidated statements of stockholders’ equity (deficit) for the three months ended March 31, 2023 and 2022 and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023, the results of its operations for the three months ended March 31, 2023 and 2022, and its cash flows for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are unaudited. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K filed with the SEC on March 30, 2023.

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

At March 31, 2023 the Company had $30,001,000 of its cash and cash equivalents in a Morgan Stanley Institutional Liquidity Fund. The fund is a AAA rated money market fund that invests in a portfolio of liquid, high-quality debt securities issued by the U.S. government. The fund resides in a custodial account held by U.S. Bank for which SVB Asset Management is the advisor.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K filed with the SEC on March 30, 2023. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

Fair Value Measurements

At both March 31, 2023 and December 31, 2002, the Company had no financial assets and liabilities measured at fair value on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued new guidance on the accounting for credit losses on financial instruments. The guidance was amended in November 2019. The new guidance introduces an expected loss model for estimating credit losses, replacing the incurred loss model. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses (and subsequent recoveries). The guidance was effective for fiscal years beginning after December 15, 2022, and interim periods within those years, for companies deemed to be smaller reporting companies as of November 15, 2019, with early adoption permitted. The Company adopted the guidance effective January 1, 2023. The guidance did not have a material effect on the Company’s consolidated financial statements.

3. Revenue

The Company’s revenue during the three months ended March 31, 2023 and 2022 was from its license and collaboration agreement with SymBio.

	Three Months Ended March 31,
	2023	2022
Symbio
Upfront license fee recognition over time	$56,000	$56,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Deferred revenue is as follows:

Symbio
Upfront Payment
Deferred balance at December 31, 2022	$3,243,000
Recognition to revenue	(56,000)

Deferred balance at March 31, 2023	$3,187,000

4. Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at March 31, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive (reflects the number of common shares as if the dilutive securities had been converted to common stock):

	March 31,
	2023	2022
Warrants	344,990	491,586
Stock options	1,856,722	871,842
	2,201,712	1,363,428

5. Warrants

Common Stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the three months ended March 31, 2023 is as follows:

				Balance				Balance
		Exercise	Expiration	December 31,	Warrants	Warrants	Warrants	March 31,
Description	Classification	Price	Date	2022	Issued	Exercised	Expired	2023
Non-tradable pre-funded warrants	Equity	$2.25	July 2023	26	—	—	—	26
Non-tradable pre-funded warrants	Equity	$2.25	none	3,522	—	—	—	3,522
Non-tradable pre-funded warrants	Equity	$2.25	none	4,974	—	—	—	4,974
Non-tradable warrants	Equity	$30.00	September 2023	7,306	—	—	—	7,306
Non-tradable warrants	Equity	$3.00	November 2024	244,500	—	—	—	244,500
Non-tradable warrants	Equity	$6.54375	December 2024	16,953	—	—	—	16,953
Non-tradable warrants	Equity	$6.75450	December 2024	46,263	—	—	—	46,263
Non-tradable warrants	Equity	$6.77850	December 2023	29,968	—	—	—	29,968
				353,512	—	—	—	353,512

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Detail

Prepaid expenses and other current assets:

	March 31,	December 31,
	2023	2022
Research and development	$462,000	$233,000
Manufacturing	84,000	97,000
Insurance	188,000	191,000
Other	68,000	40,000
	$802,000	$561,000

Property and equipment:

	March 31,	December 31,
	2023	2022
Property and equipment	$70,000	$70,000
Accumulated depreciation	(49,000)	(46,000)
	$21,000	$24,000

Accrued expenses and other current liabilities:

	March 31,	December 31,
	2023	2022
Research and development	$3,287,000	$2,593,000
Employee compensation	697,000	1,187,000
Professional fees	118,000	180,000
	$4,102,000	$3,960,000

7. Stock-Based Compensation

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

stock awards, stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors and consultants, and advisors.

The 2021 Plan was amended and restated following unanimous approval of the Company’s Board of Directors on May 23, 2022 and was approved by the Company’s shareholders on August 18, 2022. The amended 2021 Plan (the “Amended 2021 Plan”) allowed for an additional 2,000,000 shares of the Company’s common stock that may be issued under the Amended 2021 Plan with respect to awards made on and after August 18, 2022. At March 31, 2023, there were 1,188,373 shares available for future issuance.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense related to stock options and restricted stock units as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
General and administrative	$169,000	$187,000
Research and development	167,000	109,000
	$336,000	$296,000

A summary of stock option activity for the three months ended March 31, 2023 is as follows:

	Options Outstanding
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Balance, December 31, 2022	1,397,763	$7.15	9.18	$—
Granted	458,250	$0.73	10.00	—
Exercised	—	$—	—	$—
Forfeitures/adjustments	709	$29,880.00	—
Balance, March 31, 2023	1,856,722	$5.36	9.19	$—
Exercisable at March 31, 2023	388,359	$19.90	8.33	$—

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

As of March 31, 2023, there was $1,604,000 of unrecognized compensation expense related to the unvested stock options which is expected to be recognized over a weighted-average period of approximately 1.87 years.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value of stock options include the following:

	Three months ended March 31,
	2023		2022
Risk-free interest rate	3.63%		1.80%
Expected volatility	121.00%		121.76%
Expected term	5.85	years	5.85	years
Expected dividend yield	0%		0%
Weighted average grant date fair value	$0.64		$1.58

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

●	Expected term of options: Due to its lack of sufficient historical data, the Company estimates the expected life of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.

●	Expected stock price volatility: Expected volatility is based on the historical volatility of the Company’s Common Stock.

●	Expected annual dividend yield: The Company has never paid, and does not expect to pay, dividends in the foreseeable future. Accordingly, the Company assumed an expected dividend yield of 0.0%.

On August 2, 2021, the compensation committee of the Board of Directors approved restricted stock unit grants to the Company’s employees (“2021 RSU”). An aggregate of 104,700 service-based RSUs were issued at a grant date fair value of $5.19. The 2021 RSU awards will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. The 2021 RSU awards were granted under the 2021 Plan. During the three months ended March 31, 2023, there were no vesting events, forfeitures, expirations, or cancelations of 2021 RSUs. On February 7, 2022, the compensation committee of the Board of Directors approved restricted stock unit grants to the Companies employees (“2022 RSU”). An aggregate of 148,343 service-based RSUs were issued at a grant date fair value of $1.82. The 2022 RSU awards will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. During the three months ended March 31, 2023, there was a vesting event for 43,567 of the 2022 RSUs. There were no forfeitures, expirations, or cancelations of the 2022 RSUs during the period. On June 10, 2022, the compensation committee of the Board of Directors approved restricted stock unit grants to certain of the Company’s employees (“2022 RSU2”). An aggregate of 24,200 service-based RSUs were issued at a grant date fair value of $1.33. The 2022 RSU2 awards will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. During the three months ended March 31, 2023, there were no vesting events expirations, or cancelations of the 2022 RSU2s. At March 31, 2023, the unrecognized compensation cost related to unvested service-based RSUs was $503,000, which will be recognized over the remaining service period.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Grants of PSUs and SARs

During 2020 and 2021, the compensation committee of the Board of Directors and the board approved a cash bonus program of cash-settled stock appreciation right (“SAR”) awards to the Company’s employees and non-employee directors, and cash-settled performance stock unit (“PSU”) awards to the Company’s employees. These awards were granted outside of the 2018 Plan and the 2021 Plan. As the Company’s stock price has decreased since these awards, their impact on the results of operations and balance sheet of the Company are not material during 2022 or 2023.

8. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through March 31, 2023 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

9. Securities Registrations and Sales Agreements

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

Under the Equity Distribution Agreement, the Company has the right to set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Sandler may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made through The Nasdaq Capital Market or any other trading market for our common stock. The Equity Distribution Agreement provides that Piper Sandler is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Piper Sandler under the Equity Distribution Agreement. The Company has no obligation to sell any shares under the Equity Distribution Agreement, and may at any time suspend solicitation and offers under the Equity Distribution Agreement. Through March 31, 2023, the Company sold 109,523 shares under the agreement at a weighted average price of $5.32 per share. Net proceeds after commissions and offering expenses were approximately $0.5 million. There were no shares sold by the Company under the agreement during the three months ended March 31, 2023 and 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with interim unaudited condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report, and the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the SEC on March 30, 2023. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Onconova” refer to Onconova Therapeutics, Inc. and its consolidated subsidiaries.

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

●our ability to continue as a going concern;

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

Our net losses were $5.8 million and $4.1 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $469.5 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met.

As of March 31, 2023, we had $34.2 million in cash and cash equivalents. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the first quarter of 2024; therefore, based on current projections, we do not have sufficient cash and cash equivalents as of the date of this report to support our operations for at least the 12 months following the date that these financial statements are issued. Accordingly, substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued.

On August 20, 2021, we entered into an at-the-market equity distribution agreement for the sale of up to $25.0 million of common stock. Through March 31, 2023, we sold 109,523 shares under the agreement at a weighted average price of $5.32 per share. Net proceeds after commissions and offering expenses were approximately $0.5 million.

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

Narazaciclib potently targets the protein BUB1. High levels of expression of BUB1is a prediction marker of core survival in breast cancer.

Narazaciclib’s potent antitumor activity against mantle cell lymphoma (MCL) cell lines, independent of their sensitivity to the FDA-approved Bruton’s tyrosine kinase inhibitor ibrutinib has been demonstrated in preclinical studies. Narazaciclib’s activity against MCL cell lines was shown to be superior to that of the FDA-approved CDK 4/6 inhibitors palbociclib and ribociclib, and similar to that of the FDA-approved CDK 4/6 inhibitor abemaciclib. Combining narazaciclib with ibrutinib led to synergistic increases in antitumor activity against both ibrutinib-sensitive and ibrutinib-resistant MCL cell lines.

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

Our IND submission to the US FDA was submitted in November 2020 and the FDA Study May Proceed letter was issued in December 2020. Enrollment into the complementary US phase 1 study (Study 19-01) with narazaciclib commenced in May 2021. The study will assess the safety, tolerability, pharmacokinetics and pharmacodynamics of narazaciclib administered orally at increasing doses starting at 40 mg daily for consecutive 28-day cycles in patients with relapsed/refractory advanced cancer. Enrollment in the fifth dose cohort (200 mg orally each day) of the Phase 1 solid tumor study of narazaciclib is complete with one dose limiting toxicity (DLT) observed. The sixth dose cohort (240 mg daily) is currently ongoing. In study 19-01 in the US narazaciclib is dosed on a continuous daily schedule.

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

Onconova initiated a multi-center Phase 1/2a trial evaluating its multi-kinase inhibitor, narazaciclib, in combination with letrozole as a second- or third-line therapy for the treatment of recurrent metastatic low-grade endometrioid endometrial cancer (LGEEC) in 1Q23. Both narazaciclib and letrozole will be administered orally with a continuous daily dosing schedule in the trial, which will begin with a Phase 1 dose escalation phase before moving to a Phase 2 expansion cohort designed to enroll approximately 30 patients. The first patient in this trial was dosed in May 2023.

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

On June 17, 2021, we announced a publication in Molecular Cancer (Yan, C., Saleh, N., Yang, J. et al. Novel induction of CD40 expression by tumor cells with RAS/RAF/PI3K pathway inhibition augments response to checkpoint blockade. Mol Cancer 20, 85; 2021) which demonstrated that rigosertib synergistically combined with a CPI improved tumor growth inhibition and survival in a murine melanoma model that did not respond to a CPI alone. It was postulated that rigosertib’s anti-cancer activity was due to its ability to reverse immunosuppressive tumor microenvironments. We believe this pre-clinical data support the clinical evaluation of rigosertib in combination with a CPI in metastatic melanoma that has progressed on CPI therapy. An IIS at Vanderbilt University evaluating oral rigosertib in combination with pembrolizumab in patients with CPI resistant advanced/metastatic melanoma was opened for enrollment in March 2023.

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

Based on rigosertib’s activity as a potent PLK-1 pathway inhibitor (Atanasova, 2019), a Phase 2 open label IIS with rigosertib monotherapy in patients with advanced/metastatic squamous cell carcinoma associated with recessive dystrophic epidermolysis bullosa (RDEB-SCC) is enrolling patients. As we disclosed in December 2021 early preliminary data from this study were presented at the Austrian Society of Dermatology and Venerology Annual Conference 2021, which took place from November 25 – 27, 2021 and more recently at the World Congress on Rare Skin Diseases which took place in Paris, from June 7-9, 2022.

Data from the recent presentations are from a patient with a history of multiple, unresectable cutaneous SCCs (cSCC) that were unresponsive to prior treatments including cemiplimab. Results showed that intravenously administered rigosertib had an acceptable safety profile and that the patient experienced sustained clinical and histological complete remission of all lesions without signs of metastatic disease following 13 treatment cycles. The patient remained in complete remission for 16 months, at which time rigosertib administration was stopped due to disease recurrence. Another patient was recently enrolled, a patient with RDEB and multiple cSCCs and metastatic disease involving the lymph nodes whose prior treatments included surgical excision, systemic targeted therapy (cetuximab) and immunotherapy (pembrolizumab). At baseline, the patient had extensive, unresectable cSCC involving the left elbow region as well as nodal disease noted on PET-CT scan. After 4 cycles of oral rigosertib starting at 560 mg PO BID, there was reportedly complete clinical remission of all cSCC lesions. The patient has tolerated oral rigosertib and remains on therapy.

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

Rare Disease Program in “RASopathies”

Preclinical studies with rigosertib are also being conducted in cardiomyopathies which are seen in children with RASopathies. Rigosertib normalized and reversed RASopathy-associated hypertrophic cardiomyopathy (HCM) as well as other syndromic features in Raf1L613V/+ mice.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our interim unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  There have been no significant changes in our critical accounting policies and estimates as discussed in our annual report on Form 10-K filed with the SEC on March 30, 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	Change
Revenue	$56,000	$56,000	$—
Operating expenses:
General and administrative	2,113,000	2,186,000	73,000
Research and development	4,080,000	2,002,000	(2,078,000)
Total operating expenses	6,193,000	4,188,000	(2,005,000)
Loss from operations	(6,137,000)	(4,132,000)	(2,005,000)
Other income, net	362,000	10,000	352,000
Net loss	$(5,775,000)	$(4,122,000)	$(1,653,000)

Revenues

Revenues for 2022 were consistent with 2021, and were due to the recognition of deferred revenue from our collaboration with SymBio.

General and administrative expenses

General and administrative expenses decreased $0.1 million, or 3%, to $2.1 million for the three months ended March 31, 2023 from $2.2 million for the three months ended March 31, 2022. This decrease was caused by $0.1 million decrease in personnel and related costs due to lower headcount and bonus accrual in the 2023 period, and a $0.1 million decrease in insurance costs. These decreases were partially offset by higher board fees and investor relations expenses in the 2023 period.

The details of our general and administrative expenses are:

	Three Months Ended March 31,
	2023	2022
Professional & consulting fees	$499,000	$462,000
Stock based compensation	167,000	187,000
Personnel related	909,000	997,000
Public company costs	282,000	205,000
Insurance & other	256,000	335,000
	$2,113,000	$2,186,000

Research and development expenses

Research and development expenses increased by $2.1 million, or 104%, to $4.1 million for the three months ended March 31, 2023 from $2.0 million for the three months ended March 31, 2022. This increase was caused primarily by a $1.1 million increase in clinical development expenses related to narazaciclib and $0.8 million in higher manufacturing costs related to the timing of narazaciclib drug substance and drug product manufacturing. The increase was also caused by $0.2 million higher personnel costs with higher headcount in the 2023 period.

The details of our research and development expenses are:

	Three Months Ended March 31,
	2023	2022
Preclinical & clinical development	$1,317,000	$234,000
Personnel related	738,000	585,000
Manufacturing, formulation & development	1,475,000	749,000
Stock based compensation	169,000	109,000
Consulting fees	381,000	325,000
	$4,080,000	$2,002,000

Other income, net

Other income, net, was income of $0.4 million and $10,000 for the three months ended March 31, 2023 and 2022, respectively. The change was due to $372,000 higher interest income partially offset by $20,000 higher foreign currency exchange loss in the 2023 period.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $5.8 million and $4.1 million for the three months ended March 31, 2023 and 2022, respectively.

Our operating activities used $4.5 million and $4.3 million of net cash during the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, we had an accumulated deficit of $469.5 million, working capital of $25.8 million, and cash and cash equivalents of $34.2 million. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and business operations into the first quarter of 2024; therefore, based on current projections, we do not have sufficient cash and cash equivalents as of the date of this Form10-Q filing to support our operations for at least the 12 months following the date that these financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern through the one-year period after the date that the financial statements are issued. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, we may have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(4,543,000)	$(4,296,000)
Effect of foreign currency translation	6,000	(7,000)
Net (decrease) increase in cash and cash equivalents	$(4,537,000)	$(4,303,000)

Net cash used in operating activities

Net cash used in operating activities was $4.5 million for the three months ended March 31, 2023 and consisted primarily of a net loss of $5.8 million, including $0.3 million of noncash stock-based compensation expense. Changes in operating assets and liabilities resulted in a net increase in cash of $0.9 million. Significant changes in operating assets and liabilities included an increase in prepaid expenses and other current assets of $0.2 million, an increase in accounts payable of $1.0 million and an increase in accrued liabilities of $0.2 million due to timing of invoices and payments to our vendors, and a decrease in deferred revenue of $0.1 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

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

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2023 to be higher than 2022 due to clinical trials with narazaciclib and increased headcount in our clinical and regulatory groups. We also expect an increase in costs for potential in-licensing, the timing of which will be determined by the timing of any potential in-licensing. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that, currently, our non-cancelable obligations under these agreements are not material. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the first quarter of 2024; therefore, based on current projections, we do not have sufficient cash and cash equivalents to support our operations for at least the 12 months following the date that these financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern through the one-year period after the date that the financial statements are issued.

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

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any pending material legal proceedings and are not aware of any such proceedings contemplated by governmental authorities.

Item 1A. Risk Factors

In addition to the following risk factor, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 30, 2023 which could materially affect our business, financial condition or future results. The following risk factor and the risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may not comply with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our Common Stock could be delisted, which could affect our Common Stock's market price and liquidity and reduce our ability to raise capital.

We are required to meet certain qualitative and financial tests to maintain the listing of our securities on The Nasdaq Capital Market (Nasdaq). As of May 15, 2023, we were in compliance with the Nasdaq continued listing requirements; however, at certain times during 2023, 2022, 2021, and 2020 we were not in compliance with the Nasdaq continued listing requirements related to minimum bid price. At certain times during 2019 and 2018 we were not in compliance with the Nasdaq continued listing requirements related to minimum stockholders’ equity.

There can be no assurance that we will be able to maintain compliance with Nasdaq listing criteria. If we are unable to maintain compliance with the continued listing requirements of Nasdaq, our common stock could be delisted, making it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our securities could suffer a material decline. Delisting could also impair our ability to raise capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.1	Section 1350 Certifications of Principal Executive Officer
32.2	Section 1350 Certifications of Principal Financial Officer

101.INS	XBRL Instance – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File -The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCONOVA THERAPEUTICS, INC.

Dated: May 15, 2023

/s/ STEVEN M. FRUCHTMAN, M. D.
Steven M. Fruchtman, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2023

/s/ MARK GUERIN
Mark Guerin
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)