Form 10-Q
period 2023-06-30
Onconova Therapeutics, Inc.
filed 2023-08-14
CIK 1130598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of August 1, 2023 was 20,977,625.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	ONTX	The Nasdaq Stock Market LLC

ONCONOVA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Onconova Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$29,729,000	$38,757,000
Receivables	17,000	29,000
Prepaid expenses and other current assets	704,000	561,000
Total current assets	30,450,000	39,347,000
Property and equipment, net	17,000	24,000
Other non-current assets	1,000	1,000
Total assets	$30,468,000	$39,372,000
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,071,000	$3,860,000
Accrued expenses and other current liabilities	3,369,000	3,960,000
Deferred revenue	226,000	226,000
Total current liabilities	8,666,000	8,046,000
Deferred revenue, non-current	2,904,000	3,017,000
Total liabilities	11,570,000	11,063,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 20,977,625 and 20,925,992 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	210,000	209,000
Additional paid in capital	492,424,000	491,816,000
Accumulated deficit	(473,708,000)	(463,683,000)
Accumulated other comprehensive loss	(28,000)	(33,000)
Total stockholders’ equity	18,898,000	28,309,000
Total liabilities and stockholders’ equity	$30,468,000	$39,372,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$57,000	$57,000	$113,000	$113,000
Operating expenses:
General and administrative	2,211,000	2,139,000	4,324,000	4,325,000
Research and development	2,456,000	2,038,000	6,536,000	4,040,000
Total operating expenses	4,667,000	4,177,000	10,860,000	8,365,000
Loss from operations	(4,610,000)	(4,120,000)	(10,747,000)	(8,252,000)
Other income, net	360,000	96,000	722,000	106,000
Net loss	$(4,250,000)	$(4,024,000)	$(10,025,000)	$(8,146,000)
Net loss per share, basic and diluted	$(0.20)	$(0.19)	$(0.48)	$(0.39)
Basic and diluted weighted average shares outstanding	20,979,766	20,904,085	20,970,022	20,904,085

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(4,250,000)	$(4,024,000)	$(10,025,000)	$(8,146,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(1,000)	(20,000)	5,000	(27,000)
Other comprehensive income (loss), net of tax	(1,000)	(20,000)	5,000	(27,000)
Comprehensive loss	$(4,251,000)	$(4,044,000)	$(10,020,000)	$(8,173,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)

	Three Month Periods Ended June 30, 2023 and 2022
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	deficit	(loss) income	Total
Balance at March 31, 2023	20,969,559	$210,000	$492,151,000	$(469,458,000)	$(27,000)	$22,876,000
Net loss	—	—	—	(4,250,000)	—	(4,250,000)
Other comprehensive loss	—	—	—	—	(1,000)	(1,000)
Stock-based compensation	—	—	273,000	—	—	273,000
Shares issued for vested restricted stock units	8,066	—	—	—	—	—
Balance at June 30, 2023	20,977,625	$210,000	$492,424,000	$(473,708,000)	$(28,000)	$18,898,000

Balance at March 31, 2022	20,895,563	$209,000	$490,940,000	$(448,841,000)	$(21,000)	$42,287,000
Net loss	—	—	—	(4,024,000)	—	(4,024,000)
Other comprehensive loss	—	—	—	—	(20,000)	(20,000)
Stock-based compensation	—	—	241,000	—	—	241,000
Balance at June 30, 2022	20,895,563	$209,000	$491,181,000	$(452,865,000)	$(41,000)	$38,484,000

	Six Month Periods Ended June 30, 2023 and 2022
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	deficit	income (loss)	Total
Balance at December 31, 2022	20,925,992	$209,000	$491,816,000	$(463,683,000)	$(33,000)	$28,309,000
Net loss	—	—	—	(10,025,000)	—	(10,025,000)
Other comprehensive loss	—	—	—	—	5,000	5,000
Stock-based compensation	—	—	609,000	—	—	609,000
Shares issued for vested restricted stock units	51,633	1,000	(1,000)	—	—	—
Balance at June 30, 2023	20,977,625	$210,000	$492,424,000	$(473,708,000)	$(28,000)	$18,898,000

Balance at December 31, 2021	20,895,563	$209,000	$490,644,000	$(444,719,000)	$(14,000)	$46,120,000
Net loss	—	—	—	(8,146,000)	—	(8,146,000)
Other comprehensive loss	—	—	—	—	(27,000)	(27,000)
Stock-based compensation	—	—	537,000	—	—	537,000
Balance at June 30, 2022	20,895,563	$209,000	$491,181,000	$(452,865,000)	$(41,000)	$38,484,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(10,025,000)	$(8,146,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,000	7,000
Stock compensation expense	609,000	537,000
Changes in assets and liabilities:
Receivables	12,000	—
Prepaid expenses and other current assets	(143,000)	(1,140,000)
Accounts payable	1,211,000	246,000
Accrued expenses and other current liabilities	(591,000)	99,000
Deferred revenue	(113,000)	(113,000)
Net cash used in operating activities	(9,033,000)	(8,510,000)

Effect of foreign currency translation on cash	5,000	(27,000)
Net decrease in cash and cash equivalents	(9,028,000)	(8,537,000)
Cash and cash equivalents at beginning of period	38,757,000	55,070,000
Cash and cash equivalents at end of period	$29,729,000	$46,533,000

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

Liquidity

The Company has incurred recurring operating losses since inception. For the six months ended June 30, 2023, the Company incurred a net loss of $10,025,000 and as of June 30, 2023 the Company had generated an accumulated deficit of $473,708,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At June 30, 2023, the Company had cash and cash equivalents of $29,729,000. The Company believes that its cash and cash equivalents will be sufficient to fund its ongoing trials and business operations into the second quarter of 2024; therefore, based on current projections, the Company does not have sufficient cash and cash equivalents to support its operations for at least the 12 months following the date that these financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the one year period after the date that the financial statements are issued. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, the Company may have based this estimate on assumptions that may prove to be wrong, and the Company's operating plan may change as a result of many factors currently unknown to the Company.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, the consolidated statements of stockholders’ equity (deficit) for the three and six months ended June 30, 2023 and 2022 and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023, the results of its operations for the three and six months ended June 30, 2023 and 2022, and its cash flows for the six months ended June 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2023 and 2022 are unaudited. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K filed with the SEC on March 30, 2023.

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

At June 30, 2023 the Company had $29,729,000 of its cash and cash equivalents in a Morgan Stanley Institutional Liquidity Fund. The fund is a AAA rated money market fund that invests in a portfolio of liquid, high-quality debt securities issued by the U.S. government. The fund resides in a custodial account held by U.S. Bank for which SVB Asset Management is the advisor.

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

Fair Value Measurements

At both June 30, 2023 and December 31, 2002, the Company had no financial assets and liabilities measured at fair value on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

3. Revenue

The Company’s revenue during the three and six months ended June 30, 2023 and 2022 was from its license and collaboration agreement with SymBio.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Symbio
Upfront license fee recognition over time	$57,000	$57,000	$113,000	$113,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Deferred revenue is as follows:

Symbio
Upfront Payment
Deferred balance at December 31, 2022	$3,243,000
Recognition to revenue	(113,000)

Deferred balance at June 30, 2023	$3,130,000

4. Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at June 30, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive (reflects the number of common shares as if the dilutive securities had been converted to common stock):

	June 30,
	2023	2022
Warrants	344,990	491,586
Stock options	1,711,797	850,553
	2,056,787	1,342,139

5. Warrants

Common Stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the six months ended June 30, 2023 is as follows:

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Detail

Prepaid expenses and other current assets:

	June 30,	December 31,
	2023	2022
Research and development	$280,000	$233,000
Manufacturing	98,000	97,000
Insurance	62,000	191,000
Other	264,000	40,000
	$704,000	$561,000

Property and equipment:

	June 30,	December 31,
	2023	2022
Property and equipment	$70,000	$70,000
Accumulated depreciation	(53,000)	(46,000)
	$17,000	$24,000

Accrued expenses and other current liabilities:

	June 30,	December 31,
	2023	2022
Research and development	$2,467,000	$2,593,000
Employee compensation	742,000	1,187,000
Professional fees	160,000	180,000
	$3,369,000	$3,960,000

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The 2021 Plan was amended and restated following unanimous approval of the Company’s Board of Directors on May 23, 2022 and was approved by the Company’s shareholders on August 18, 2022. The amended 2021 Plan (the “Amended 2021 Plan”) allowed for an additional 2,000,000 shares of the Company’s common stock that may be issued under the Amended 2021 Plan with respect to awards made on and after August 18, 2022. At June 30, 2023, there were 1,276,885 shares available for future issuance.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense related to stock options and restricted stock units as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative	$168,000	$72,000	$334,000	$259,000
Research and development	105,000	169,000	275,000	278,000
	$273,000	$241,000	$609,000	$537,000

A summary of stock option activity for the six months ended June 30, 2023 is as follows:

	Options Outstanding
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Balance, December 31, 2022	1,397,763	$7.15	9.18	$—
Granted	478,250	$0.75	10.00	—
Exercised	—	$—	—	$—
Forfeitures/adjustments	(164,216)	$1.92	9.10
Balance, June 30, 2023	1,711,797	$5.11	8.71	$—
Exercisable at June 30, 2023	460,431	$15.24	7.34	$—

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

As of June 30, 2023, there was $1,078,000 of unrecognized compensation expense related to the unvested stock options which is expected to be recognized over a weighted-average period of approximately 1.70 years.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value of stock options include the following:

	Six months ended June 30,
	2023		2022
Risk-free interest rate	3.63%		2.01%
Expected volatility	121.00%		121.49%
Expected term	5.85	years	5.85	years
Expected dividend yield	0%		0%
Weighted average grant date fair value	$0.64		$1.51

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected term of options: Due to its lack of sufficient historical data, the Company estimates the expected life of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.
●	Expected stock price volatility: Expected volatility is based on the historical volatility of the Company’s Common Stock.
●	Expected annual dividend yield: The Company has never paid, and does not expect to pay, dividends in the foreseeable future. Accordingly, the Company assumed an expected dividend yield of 0.0%.

On August 2, 2021, the compensation committee of the Board of Directors approved restricted stock unit grants to the Company’s employees (“2021 RSU”). An aggregate of 104,700 service-based RSUs were issued at a grant date fair value of $5.19. The 2021 RSU awards will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. The 2021 RSU awards were granted under the 2021 Plan. During the six months ended June 30, 2023, there were no vesting events, forfeitures, expirations, or cancelations of 2021 RSUs; there were forfeitures of 9,300 of the 2021 RSUs. On February 7, 2022, the compensation committee of the Board of Directors approved restricted stock unit grants to the Companies employees (“2022 RSU”). An aggregate of 148,343 service-based RSUs were issued at a grant date fair value of $1.82. The 2022 RSU awards will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. During the six months ended June 30, 2023, there was a vesting event for 43,567 of the 2022 RSUs. There were no forfeitures, expirations, or cancelations of the 2022 RSUs during the period; there were forfeitures of 11,667 of the 2022 RSUs. On June 10, 2022, the compensation committee of the Board of Directors approved restricted stock unit grants to certain of the Company’s employees (“2022 RSU2”). An aggregate of 24,200 service-based RSUs were issued at a grant date fair value of $1.33. The 2022 RSU2 awards will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. During the six months ended June 30, 2023, there were no vesting events expirations, or cancelations of the 2022 RSU2s. On March 13, 2023, the compensation committee of the Board of Directors approved restricted stock unit grants to the Companies employees (“2023 RSU”). An aggregate of 169,217 service-based RSUs were issued at a grant date fair value of $0.73. The 2023 RSU awards will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. During the six months ended June 30, 2023, there were no vesting events, expirations, or cancelations of the 2023 RSUs; there were forfeitures of 27,334 of the 2023 RSUs At June 30, 2023, the unrecognized compensation cost related to unvested service-based RSUs was $370,000, which will be recognized over the remaining service period.

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

8. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through June 30, 2023 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

9. Securities Registrations and Sales Agreements

August 2021 Equity Distribution Agreement

On August 20, 2021, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler”) under which the Company could offer and sell, from time to time at its sole discretion, shares of the Company’s common stock, with aggregate gross sales proceeds of up to $25.0 million through an “at the market” equity offering program under which Piper Sandler was the sales agent. The Equity Distribution Agreement expired in May 2023.

Under the Equity Distribution Agreement, the Company had the right to set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Sandler sold the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made through The Nasdaq Capital Market or any other trading market for our common stock. The Equity Distribution Agreement provided that Piper Sandler was entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Piper Sandler under the Equity Distribution Agreement. The Company had no obligation to sell any shares under the Equity Distribution Agreement, and could at any time suspend solicitation and offers under the Equity Distribution Agreement. Through June 30, 2023, the Company sold 109,523 shares under the agreement at a weighted average price of $5.32 per share. Net proceeds after commissions and offering expenses were approximately $0.5 million. There were no shares sold by the Company under the agreement during the six months ended June 30, 2023 and 2022.

The shares were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-237844), which expired in May 2023. The Company filed a prospectus supplement, dated August 20, 2021 with the Securities and Exchange Commission in connection with the offer and sale of the shares pursuant to the Equity Distribution Agreement.

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

●the potential for third party disputes and litigation; and

●the performance of third parties, including contract research organizations (“CROs”) and third-party manufacturers.

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing novel products for patients with cancer. We have proprietary molecularly targeted agents designed to disrupt specific cellular pathways that are important for cancer cell proliferation. We believe that the product candidates in our pipeline have the potential to be efficacious in a variety of cancers with unmet medical need. We have the following two clinical-stage programs: 1. narazaciclib (ON 123300), a multi-targeted kinase inhibitor in solid tumors and hematological malignancies as a single agent or in combination with other anti-cancer therapies; and 2. rigosertib administered alone or in combination for the treatment of various cancers. We are currently evaluating compounds for in-licensing opportunities.

Our net losses were $10.0 million and $8.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $473.7 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met.

As of June 30, 2023, we had $29.7 million in cash and cash equivalents. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the second quarter of 2024; therefore, based on current projections, we do not have sufficient cash and cash equivalents as of the date of this report to support our operations for at least the 12 months following the date that these financial statements are issued. Accordingly, substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued.

On August 20, 2021, we entered into an at-the-market equity distribution agreement for the sale of up to $25.0 million of common stock. The agreement expired in May 2023. Through June 30, 2023, we sold 109,523 shares under the agreement at a weighted average price of $5.32 per share. Net proceeds after commissions and offering expenses were approximately $0.5 million.

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

Narazaciclib’s potent antitumor activity against mantle cell lymphoma (MCL) cell lines, independent of their sensitivity to the FDA-approved Bruton’s tyrosine kinase inhibitor ibrutinib has been demonstrated in preclinical studies. Narazaciclib’s activity against MCL cell lines was shown to be superior to that of the FDA-approved CDK 4/6 inhibitors palbociclib and ribociclib, and similar to that of the FDA-approved CDK 4/6 inhibitor abemaciclib. Combining narazaciclib with ibrutinib led to synergistic increases in antitumor activity against both ibrutinib-sensitive and ibrutinib-resistant MCL cell lines. Preclinical data from this study was presented at the 17th International Conference on Malignant Lymphoma, in Lugano, Switzerland, on June 14, 2023.

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

In partnership with HanX, a Phase 1 dose escalation study (Study HX301-I-01) for patients with advanced relapsed/refractory cancer has been initiated in China at three sites and the first patient was enrolled on September 15, 2020. In this study HX301 (narazaciclib) is dosed every day for 21 days followed by 7 days off therapy in each 28 -day cycle. In China, the first four dose cohorts have been completed. The fifth cohort at 200 mg per day is ongoing on a three weeks-on followed by a one week-off schedule.

Our IND submission to the US FDA was submitted in November 2020 and the FDA Study May Proceed letter was issued in December 2020. Enrollment into the complementary US phase 1 study (Study 19-01) with narazaciclib commenced in May 2021. The study will assess the safety, tolerability, pharmacokinetics and pharmacodynamics of narazaciclib administered orally at increasing doses starting at 40 mg daily for consecutive 28-day cycles in patients with relapsed/refractory advanced cancer. Enrollment in the fifth dose cohort (200 mg orally each day) of the Phase 1 solid tumor study of narazaciclib is complete with one dose limiting toxicity (DLT) observed. The sixth dose cohort (240 mg daily) is currently ongoing, with one DLT observed. In study 19-01 in the US narazaciclib is dosed on a continuous daily schedule.

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

Oral Rigosertib and PD-1 Combination in KRAS-Mutated Cancers

We are currently supporting an investigator-initiated study (IIS) that is exploring the use of oral rigosertib for cancers driven by mutated K-Ras genes, a Phase 1/2a study of rigosertib in combination with a PD-1 inhibitor (nivolumab) for patients with check point inhibitor (CPI) resistant K-Ras mutated non-small cell lung cancer (NSCLC). The NSCLC study is open and continues to enroll patients. The objectives of this study are to identify the recommended Phase 2 dose (RP2D) of the combination for future studies and characterize the safety profile of the combination treatment. To date, one patient with a DLT of hyponatremia has been observed. Continued dose escalation is being planned. At the current dose level, the maximum tolerated dose does not appear to have been reached. Interim data presented at the European Society of Medical Oncology (ESMO) meeting in September 2022 showed an early and encouraging signal of efficacy in the trial’s extensively pre-treated population, with one complete response, two partial responses, and one instance of stable disease achieved in fourteen evaluable patients. These responses were achieved in patients with three distinct KRAS mutations who had failed prior checkpoint inhibitor therapy, thereby confirming rigosertib’s KRAS-agnostic mechanism of action and potential to synergize with anti-PD-1 agents. We believe this supports further investigation of rigosertib in combination with CPI in KRAS mutated NSCLC. Additional data from this trial will be presented at a future medical meeting.

On June 17, 2021, we announced a publication in Molecular Cancer (Yan, C., Saleh, N., Yang, J. et al. Novel induction of CD40 expression by tumor cells with RAS/RAF/PI3K pathway inhibition augments response to checkpoint blockade. Mol Cancer 20, 85; 2021) which demonstrated that rigosertib synergistically combined with a CPI improved tumor growth inhibition and survival in a murine melanoma model that did not respond to a CPI alone. It was postulated that rigosertib’s anti-cancer activity was due to its ability to reverse immunosuppressive tumor microenvironments. We believe this pre-clinical data support the clinical evaluation of rigosertib in combination with a CPI in metastatic melanoma that has progressed on CPI therapy. An IIS at Vanderbilt University evaluating oral rigosertib in combination with pembrolizumab in patients with CPI resistant advanced/metastatic melanoma was opened for enrollment in March 2023 and continues to enroll patients.

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

Based on rigosertib’s activity as a potent PLK-1 pathway inhibitor (Atanasova, 2019), a Phase 2 open label IIS with rigosertib monotherapy in patients with advanced/metastatic squamous cell carcinoma associated with recessive dystrophic epidermolysis bullosa (RDEB-SCC) is enrolling patients. As we disclosed in December 2021 early preliminary data from this study were presented at the Austrian Society of Dermatology and Venerology Annual Conference 2021, which took place from November 25 – 27, 2021 and at the World Congress on Rare Skin Diseases which took place in Paris, from June 7-9, 2022. More recently data was presented at the International Society of Investigative Dermatology (ISID) International Epidermolysis Bullosa Symposium in Osaka, Japan on May 9, 2023 and at the American Society of Clinical Oncology (ASCO) Annual Meeting in Chicago on June 3, 2023.

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

Although the trial’s currently available safety and efficacy data are from only two patients, the investigators believe they represent a very encouraging finding that warrants further study. In addition, the investigators, and we, believe the data generated in preclinical models that suggest rigosertib’s activity against PLK1 have now been preliminarily supported in the clinic and suggest that rigosertib may play a role in other more common cancers driven by PLK1. On June 27, 2023, Onconova and the investigators leading the ISS in RDEB-SCC met with the FDA to discuss the future development of rigosertib in this indication. Based on that meeting and the clinical responses in previously refractory patients we have seen and presented at major medical meetings, we plan to design a registrational trial.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023	2022	Change
Revenue	$57,000	$57,000	$—
Operating expenses:
General and administrative	2,211,000	2,139,000	(72,000)
Research and development	2,456,000	2,038,000	(418,000)
Total operating expenses	4,667,000	4,177,000	(490,000)
Loss from operations	(4,610,000)	(4,120,000)	(490,000)
Other income, net	360,000	96,000	264,000
Net loss	$(4,250,000)	$(4,024,000)	$(226,000)

Revenues

Revenues for 2023 were consistent with 2022, and were due to the recognition of deferred revenue from our collaboration with SymBio.

General and administrative expenses

General and administrative expenses increased $0.1 million, or 3%, to $2.2 million for the three months ended June 30, 2023 from $2.1 million for the three months ended June 30, 2022. This increase was caused by $0.2 million increase in professional and consulting fees. These increases were partially offset by $0.2 million lower corporate insurance costs.

The details of our general and administrative expenses are:

	Three Months Ended June 30,
	2023	2022
Professional & consulting fees	$496,000	$417,000
Stock based compensation	168,000	72,000
Personnel related	869,000	919,000
Public company costs	403,000	372,000
Insurance & other	275,000	359,000
	$2,211,000	$2,139,000

Research and development expenses

Research and development expenses increased by $0.4 million, or 21%, to $2.4 million for the three months ended June 30, 2023 from $2.0 million for the three months ended June 30, 2022. This increase was caused primarily by a $0.6 million increase in clinical development and consulting expenses related to narazaciclib and $0.1 million in higher manufacturing costs related to the timing of narazaciclib drug substance and drug product manufacturing. These increases were partially offset by $0.3 million lower personnel costs due to lower headcount in the 2023 period.

The details of our research and development expenses are:

	Three Months Ended June 30,
	2023	2022
Preclinical & clinical development	$1,099,000	$574,000
Personnel related	383,000	645,000
Manufacturing, formulation & development	406,000	272,000
Stock based compensation	105,000	169,000
Consulting fees	463,000	378,000
	$2,456,000	$2,038,000

Other income, net

Other income, net, was income of $0.4 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. The change was due to $0.3 million higher interest income partially offset by $23,000 higher foreign currency exchange loss in the 2023 period.

Comparison of the Six months ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022	Change
Revenue	$113,000	$113,000	$—
Operating expenses:
General and administrative	4,324,000	4,325,000	1,000
Research and development	6,536,000	4,040,000	(2,496,000)
Total operating expenses	10,860,000	8,365,000	(2,495,000)
Loss from operations	(10,747,000)	(8,252,000)	(2,495,000)
Other income, net	722,000	106,000	616,000
Net loss	$(10,025,000)	$(8,146,000)	$(1,879,000)

Revenues

Revenues for 2023 were consistent with 2022, and were due to the recognition of deferred revenue from our collaboration with SymBio.

General and administrative expenses

General and administrative expenses were $4.3 million for the six months ended June 30, 2023, which was comparable to $4.3 million for the six months ended June 30, 2022. Professional and consulting fees increased $0.2 million in the 2023 period, which was offset by decreased personnel related and insurance costs in the 2023 period.

The details of our general and administrative expenses are:

	Six Months Ended June 30,
	2023	2022
Professional & consulting fees	$995,000	$893,000
Stock based compensation	334,000	259,000
Personnel related	1,778,000	1,916,000
Public company costs	686,000	563,000
Insurance & other	531,000	694,000
	$4,324,000	$4,325,000

Research and development expenses

Research and development expenses increased by $2.5 million, or 62%, to $6.5 million for the six months ended June 30, 2023 from $4.0 million for the six months ended June 30, 2022. This increase was caused primarily by a $1.7 million increase in clinical development and consulting expenses related to narazaciclib and $0.9 million in higher manufacturing costs related to the timing of narazaciclib drug substance and drug product manufacturing. This increase was partially offset by $0.1 million lower personnel costs in the 2023 period.

The details of our research and development expenses are:

	Six Months Ended June 30,
	2023	2022
Preclinical & clinical development	$2,415,000	$811,000
Personnel related	1,122,000	1,228,000
Manufacturing, formulation & development	1,882,000	1,020,000
Stock based compensation	275,000	278,000
Consulting fees	842,000	703,000
	$6,536,000	$4,040,000

Other income, net

Other income, net, was income of $0.7 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively. The change was due to $0.7 million higher interest income partially offset by $43,000 higher foreign currency exchange loss in the 2023 period.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $10.0 million and $8.1 million for the six months ended June 30, 2023 and 2022, respectively. Our operating activities used $9.0 million and $8.5 million of net cash during the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, we had an accumulated deficit of $473.7 million, working capital of $21.8 million, and cash and cash equivalents of $29.7 million. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and business operations into the second quarter of 2024; therefore, based on current projections, we do not have sufficient cash and cash equivalents as of the date of this Form10-Q filing to support our operations for at least the 12 months following the date that these financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern through the one-year period after the date that the financial statements are issued. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, we may have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(9,033,000)	$(8,510,000)
Effect of foreign currency translation	5,000	(27,000)
Net (decrease) increase in cash and cash equivalents	$(9,028,000)	$(8,537,000)

Net cash used in operating activities

Net cash used in operating activities was $9.0 million for the six months ended June 30, 2023 and consisted primarily of a net loss of $10.0 million, including $0.6 million of noncash stock-based compensation expense. Changes in operating assets and liabilities resulted in a net increase in cash of $0.4 million. Significant changes in operating assets and liabilities included an increase in accounts payable of $1.2 million and a decrease in accrued liabilities of $0.6 million due to timing of invoices and payments to our vendors, an increase in prepaid expenses and other current assets of $0.1 million, and a decrease in deferred revenue of $0.1 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

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

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2023 to be higher than 2022 due to clinical trials with narazaciclib and increased headcount in our clinical and regulatory groups. We also expect an increase in costs for potential in-licensing, the timing of which will be determined by the timing of any potential in-licensing. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that, currently, our non-cancelable obligations under these agreements are not material. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the second quarter of 2024; therefore, based on current projections, we do not have sufficient cash and cash equivalents to support our operations for at least the 12 months following the date that these financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern through the one-year period after the date that the financial statements are issued.

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

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are required to meet certain qualitative and financial tests to maintain the listing of our securities on The Nasdaq Capital Market (Nasdaq). As of August 14, 2023, we were in compliance with the Nasdaq continued listing requirements; however, at certain times during 2023, 2022, 2021, and 2020 we were not in compliance with the Nasdaq continued listing requirements related to minimum bid price. The closing price of our stock on August 11, 2023 was $0.96. At certain times during 2019 and 2018 we were not in compliance with the Nasdaq continued listing requirements related to minimum stockholders’ equity.

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

Dated: August 14, 2023

/s/ STEVEN M. FRUCHTMAN, M. D.
Steven M. Fruchtman, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2023

/s/ MARK GUERIN
Mark Guerin
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)