Form 10-Q
period 2023-09-30
Onconova Therapeutics, Inc.
filed 2023-11-14
CIK 1130598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of November 1, 2023 was 21,003,409.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	ONTX	The Nasdaq Stock Market LLC

ONCONOVA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Onconova Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$25,244,000	$38,757,000
Receivables	18,000	29,000
Prepaid expenses and other current assets	1,749,000	561,000
Total current assets	27,011,000	39,347,000
Property and equipment, net	26,000	24,000
Other non-current assets	1,000	1,000
Total assets	$27,038,000	$39,372,000
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,148,000	$3,860,000
Accrued expenses and other current liabilities	3,300,000	3,960,000
Deferred revenue	226,000	226,000
Total current liabilities	9,674,000	8,046,000
Deferred revenue, non-current	2,847,000	3,017,000
Total liabilities	12,521,000	11,063,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 21,003,409 and 20,925,992 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	210,000	209,000
Additional paid in capital	492,784,000	491,816,000
Accumulated deficit	(478,447,000)	(463,683,000)
Accumulated other comprehensive loss	(30,000)	(33,000)
Total stockholders’ equity	14,517,000	28,309,000
Total liabilities and stockholders’ equity	$27,038,000	$39,372,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$57,000	$57,000	$170,000	$170,000
Operating expenses:
General and administrative	2,686,000	2,105,000	7,010,000	6,430,000
Research and development	2,460,000	3,593,000	8,996,000	7,633,000
Total operating expenses	5,146,000	5,698,000	16,006,000	14,063,000
Loss from operations	(5,089,000)	(5,641,000)	(15,836,000)	(13,893,000)
Other income, net	350,000	243,000	1,072,000	349,000
Net loss	$(4,739,000)	$(5,398,000)	$(14,764,000)	$(13,544,000)
Net loss per share, basic and diluted	$(0.23)	$(0.26)	$(0.70)	$(0.65)
Basic and diluted weighted average shares outstanding	21,002,937	20,915,408	20,981,097	20,902,251

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(4,739,000)	$(5,398,000)	$(14,764,000)	$(13,544,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(2,000)	(20,000)	3,000	(47,000)
Other comprehensive income (loss), net of tax	(2,000)	(20,000)	3,000	(47,000)
Comprehensive loss	$(4,741,000)	$(5,418,000)	$(14,761,000)	$(13,591,000)

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)

	Three Month Periods Ended September 30, 2023 and 2022
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	deficit	(loss) income	Total
Balance at June 30, 2023	20,977,625	$210,000	$492,424,000	$(473,708,000)	$(28,000)	$18,898,000
Net loss	—	—	—	(4,739,000)	—	(4,739,000)
Other comprehensive loss	—	—	—	—	(2,000)	(2,000)
Stock-based compensation	—	—	360,000	—	—	360,000
Shares issued for vested restricted stock units	25,784	—	—	—	—	—
Balance at September 30, 2023	21,003,409	$210,000	$492,784,000	$(478,447,000)	$(30,000)	$14,517,000

Balance at June 30, 2022	20,895,563	$209,000	$491,181,000	$(452,865,000)	$(41,000)	$38,484,000
Net loss	—	—	—	(5,398,000)	—	(5,398,000)
Other comprehensive loss	—	—	—	—	(20,000)	(20,000)
Stock-based compensation	—	—	305,000	—	—	305,000
Shares issued for vested restricted stock units	30,429	—	—	—	—	—
Balance at September 30, 2022	20,925,992	$209,000	$491,486,000	$(458,263,000)	$(61,000)	$33,371,000

	Nine Month Periods Ended September 30, 2023 and 2022
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	deficit	income (loss)	Total
Balance at December 31, 2022	20,925,992	$209,000	$491,816,000	$(463,683,000)	$(33,000)	$28,309,000
Net loss	—	—	—	(14,764,000)	—	(14,764,000)
Other comprehensive income	—	—	—	—	3,000	3,000
Stock-based compensation	—	—	969,000	—	—	969,000
Shares issued for vested restricted stock units	77,417	1,000	(1,000)	—	—	—
Balance at September 30, 2023	21,003,409	$210,000	$492,784,000	$(478,447,000)	$(30,000)	$14,517,000

Balance at December 31, 2021	20,895,563	$209,000	$490,644,000	$(444,719,000)	$(14,000)	$46,120,000
Net loss	—	—	—	(13,544,000)	—	(13,544,000)
Other comprehensive loss	—	—	—	—	(47,000)	(47,000)
Stock-based compensation	—	—	842,000	—	—	842,000
Shares issued for vested restricted stock units	30,429	—	—	—	—	—
Balance at September 30, 2022	20,925,992	$209,000	$491,486,000	$(458,263,000)	$(61,000)	$33,371,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(14,764,000)	$(13,544,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,000	10,000
Stock compensation expense	969,000	842,000
Changes in assets and liabilities:
Receivables	11,000	—
Prepaid expenses and other current assets	(1,188,000)	(778,000)
Other assets	—	9,000
Accounts payable	2,288,000	1,003,000
Accrued expenses and other current liabilities	(660,000)	218,000
Deferred revenue	(170,000)	(170,000)
Net cash used in operating activities	(13,502,000)	(12,410,000)

Investing activities:
Payments for purchase of property and equipment	(14,000)	—
Net cash used in investing activities	(14,000)	—

Effect of foreign currency translation on cash	3,000	(47,000)
Net decrease in cash and cash equivalents	(13,513,000)	(12,457,000)
Cash and cash equivalents at beginning of period	38,757,000	55,070,000
Cash and cash equivalents at end of period	$25,244,000	$42,613,000

See accompanying notes to condensed consolidated financial statements.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

The Company

Onconova Therapeutics, Inc. (the Company) was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company's headquarters are located in Newtown, Pennsylvania. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing novel products for patients with cancer. The Company has proprietary molecularly targeted anti-cancer agents designed to disrupt specific cellular pathways that are important for cancer cell proliferation. The Company believes that the product candidates in its pipeline have the potential to be efficacious in a variety of cancers with unmet medical need. The Company has the following two clinical-stage programs: (1) narazaciclib (ON 123300), a multi-kinase inhibitor in solid tumors and hematological malignancies as a single agent or in combination with other anti-cancer therapies; and (2) oral rigosertib administered alone or in combination for investigation in various cancers. The Company is currently evaluating potential compounds for in-licensing opportunities. In 2012, Onconova Europe GmbH was established as a wholly owned subsidiary of the Company for the purpose of further developing business in Europe.

Liquidity

The Company has incurred recurring operating losses since inception. For the nine months ended September 30, 2023, the Company incurred a net loss of $14,764,000 and as of September 30, 2023 the Company had generated an accumulated deficit of $478,447,000. The Company anticipates that operating losses will continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At September 30, 2023, the Company had cash and cash equivalents of $25,244,000. The Company believes that its cash and cash equivalents will be sufficient to fund its ongoing trials and business operations into the third quarter of 2024; therefore, based on current projections, the Company does not have sufficient cash and cash equivalents to support its operations for at least the 12 months following the date that these financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the one year period after the date that the financial statements are issued. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, the Company may have based this estimate on assumptions that may prove to be wrong, and the Company's operating plan may change as a result of many factors currently unknown to the Company.

The Company will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to explore various dilutive and non-dilutive sources of funding, including equity financings, strategic alliances, business development and other sources. The future success of the Company is dependent upon its ability to obtain additional funding. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. The failure to obtain sufficient capital on acceptable terms when needed would have a material adverse effect on the Company’s business, results of operations and financial condition. Accordingly, management has concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date that these financial statements are issued.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the consolidated statements of stockholders’ equity (deficit) for the three and nine months ended September 30, 2023 and 2022 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023, the results of its operations for the three and nine months ended September 30, 2023 and 2022, and its cash flows for the nine months ended September 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2023 and 2022 are unaudited. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K filed with the SEC on March 30, 2023.

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

At September 30, 2023 the Company had $25,150,000 of its cash and cash equivalents in a Morgan Stanley Institutional Liquidity Fund. The fund is a AAA rated money market fund that invests in a portfolio of liquid, high-quality debt securities issued by the U.S. government. The fund resides in a custodial account held by U.S. Bank for which SVB Asset Management is the advisor.

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

Fair Value Measurements

At both September 30, 2023 and December 31, 2002, the Company had no financial assets and liabilities measured at fair value on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued new guidance on the accounting for credit losses on financial instruments. The guidance was amended in November 2019. The new guidance introduces an expected loss model for estimating credit losses, replacing the incurred loss model. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses (and subsequent recoveries). The guidance was effective for fiscal years beginning after December 15, 2022, and interim periods within those years, for companies deemed to be smaller reporting companies, with early adoption permitted. The Company adopted the guidance effective January 1, 2023. The guidance did not have a material effect on the Company’s consolidated financial statements.

3. Revenue

The Company’s revenue during the three and nine months ended September 30, 2023 and 2022 was from its license and collaboration agreement with SymBio.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Symbio
Upfront license fee recognition over time	$57,000	$57,000	$170,000	$170,000

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Deferred revenue is as follows:

Symbio
Upfront Payment
Deferred balance at December 31, 2022	$3,243,000
Recognition to revenue	(170,000)

Deferred balance at September 30, 2023	$3,073,000

4. Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at September 30, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive (reflects the number of common shares as if the dilutive securities had been converted to common stock):

	September 30,
	2023	2022
Warrants	337,684	491,586
Stock options	2,177,030	1,178,498
	2,514,714	1,670,084

5. Warrants

Common Stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the nine months ended September 30, 2023 is as follows:

				Balance				Balance
		Exercise	Expiration	December 31,	Warrants	Warrants	Warrants	September 30,
Description	Classification	Price	Date	2022	Issued	Exercised	Expired	2023
Non-tradable pre-funded warrants	Equity	$2.25	July 2023	26	—	—	(26)	—
Non-tradable pre-funded warrants	Equity	$2.25	none	3,522	—	—	—	3,522
Non-tradable pre-funded warrants	Equity	$2.25	none	4,974	—	—	—	4,974
Non-tradable warrants	Equity	$30.00	September 2023	7,306	—	—	(7,306)	—
Non-tradable warrants	Equity	$3.00	November 2024	244,500	—	—	—	244,500
Non-tradable warrants	Equity	$6.54375	December 2024	16,953	—	—	—	16,953
Non-tradable warrants	Equity	$6.75450	December 2024	46,263	—	—	—	46,263
Non-tradable warrants	Equity	$6.77850	December 2023	29,968	—	—	—	29,968
				353,512	—	—	(7,332)	346,180

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Detail

Prepaid expenses and other current assets:

	September 30,	December 31,
	2023	2022
Research and development	$1,098,000	$233,000
Manufacturing	213,000	97,000
Insurance	135,000	191,000
Other	303,000	40,000
	$1,749,000	$561,000

Property and equipment:

	September 30,	December 31,
	2023	2022
Property and equipment	$84,000	$70,000
Accumulated depreciation	(58,000)	(46,000)
	$26,000	$24,000

Accrued expenses and other current liabilities:

	September 30,	December 31,
	2023	2022
Research and development	$2,231,000	$2,593,000
Employee compensation	854,000	1,187,000
Professional fees	215,000	180,000
	$3,300,000	$3,960,000

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

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The 2021 Plan was amended and restated following unanimous approval of the Company’s Board of Directors on May 23, 2022 and was approved by the Company’s shareholders on August 18, 2022. The amended 2021 Plan (the “Amended 2021 Plan”) allowed for an additional 2,000,000 shares of the Company’s common stock that may be issued with respect to awards made on and after August 18, 2022. At September 30, 2023, there were 916,352 shares available for future issuance.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense related to stock options and restricted stock units as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative	$200,000	$119,000	$534,000	$377,000
Research and development	160,000	170,000	435,000	448,000
	$360,000	$289,000	$969,000	$825,000

A summary of stock option activity for the nine months ended September 30, 2023 is as follows:

	Options Outstanding
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Balance, December 31, 2022	1,397,763	$7.15	9.18	$—
Granted	943,526	$0.88	9.66	—
Exercised	—	$—	—	$—
Forfeitures/adjustments	(164,259)	$13.08	—
Balance, September 30, 2023	2,177,030	$3.57	8.75	$949.80
Exercisable at September 30, 2023	845,010	$7.27	7.86	$—

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

As of September 30, 2023, there was $1,238,000 of unrecognized compensation expense related to the unvested stock options which is expected to be recognized over a weighted-average period of approximately 1.39 years.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value of stock options include the following:

	Nine months ended September 30,
	2023		2022
Risk-free interest rate	3.89%		2.45%
Expected volatility	123.07%		121.72%
Expected term	5.68	years	5.70	years
Expected dividend yield	0%		0%
Weighted average grant date fair value	$0.77		$1.32

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected term of options: Due to its lack of sufficient historical data, the Company estimates the expected life of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.
●	Expected stock price volatility: Expected volatility is based on the historical volatility of the Company’s Common Stock.
●	Expected annual dividend yield: The Company has never paid, and does not expect to pay, dividends in the foreseeable future. Accordingly, the Company assumed an expected dividend yield of 0.0%.

On August 2, 2021, the compensation committee of the Board of Directors approved restricted stock unit grants to the Company’s employees (2021 RSU). An aggregate of 104,700 service-based RSUs were issued at a grant date fair value of $5.19. The 2021 RSU awards will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. The 2021 RSU awards were granted under the 2021 Plan. During the nine months ended September 30, 2023, there was a vesting event for 25,784 of the 2021 RSUs. There were no expirations or cancelations of 2021 RSUs; there were forfeitures of 9,300 of the 2021 RSUs. On February 7, 2022, the compensation committee of the Board of Directors approved restricted stock unit grants to the Companies employees (2022 RSU). An aggregate of 148,343 service-based RSUs were issued at a grant date fair value of $1.82. The 2022 RSU awards will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. During the nine months ended September 30, 2023, there was a vesting event for 43,567 of the 2022 RSUs. There were no expirations or cancelations of the 2022 RSUs during the period; there were forfeitures of 11,667 of the 2022 RSUs. On June 10, 2022, the compensation committee of the Board of Directors approved restricted stock unit grants to certain of the Company’s employees (2022 RSU2). An aggregate of 24,200 service-based RSUs were issued at a grant date fair value of $1.33. The 2022 RSU2 awards will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. During the nine months ended September 30, 2023, there was a vesting event for 8,066 of the 2022 RSU2 awards. There were no expirations, forfeitures, or cancelations of the 2022 RSU2s. On March 13, 2023, the compensation committee of the Board of Directors approved restricted stock unit grants to the Companies employees (2023 RSU). An aggregate of 169,217 service-based RSUs were issued at a grant date fair value of $0.73. The 2023 RSU awards will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. During the nine months ended September 30, 2023, there were no vesting events, expirations, or cancelations of the 2023 RSUs; there were forfeitures of 27,334 of the 2023 RSUs. At September 30, 2023, the unrecognized compensation cost related to unvested service-based RSUs was $307,000, which will be recognized over the remaining service period of 1.49 years.

Onconova Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Grants of PSUs and SARs

During 2020 and 2021, the compensation committee of the Board of Directors and the board approved a cash bonus program of cash-settled stock appreciation right (SAR) awards to the Company’s employees and non-employee directors, and cash-settled performance stock unit (PSU) awards to the Company’s employees. These awards were granted outside of the 2018 Plan and the 2021 Plan. As the Company’s stock price has decreased since these awards, their impact on the results of operations and balance sheet of the Company are not material during 2022 or 2023.

8. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through September 30, 2023 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

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

Under the Equity Distribution Agreement, the Company had the right to set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Sandler sold the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made through The Nasdaq Capital Market or any other trading market for our common stock. The Equity Distribution Agreement provided that Piper Sandler was entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Piper Sandler under the Equity Distribution Agreement. The Company had no obligation to sell any shares under the Equity Distribution Agreement and could at any time suspend solicitation and offers under the Equity Distribution Agreement. Through September 30, 2023, the Company sold 109,523 shares under the agreement at a weighted average price of $5.32 per share. Net proceeds after commissions and offering expenses were approximately $0.5 million. There were no shares sold by the Company under the agreement during the nine months ended September 30, 2023 and 2022.

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing novel products for patients with cancer. We have proprietary molecularly targeted agents designed to disrupt specific cellular pathways that are important for cancer cell proliferation. We believe that the product candidates in our pipeline have the potential to be efficacious in a variety of cancers with unmet medical need. We have the following two clinical-stage programs: (1) narazaciclib (ON 123300), a multi-targeted kinase inhibitor in solid tumors and hematological malignancies as a single agent or in combination with other anti-cancer therapies; and (2) rigosertib administered alone or in combination for investigation in various cancers. We are currently evaluating compounds for in-licensing opportunities.

Our net losses were $14.8 million and $13.5 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $478.4 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met.

As of September 30, 2023, we had $25.2 million in cash and cash equivalents. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the third quarter of 2024; therefore, based on current projections, we do not have sufficient cash and cash equivalents as of the date of this report to support our operations for at least the 12 months following the date that these financial statements are issued. Accordingly, substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued.

On August 20, 2021, we entered into an at-the-market equity distribution agreement for the sale of up to $25.0 million of common stock. The agreement expired in May 2023. Through September 30, 2023, we sold 109,523 shares under the agreement at a weighted average price of $5.32 per share. Net proceeds after commissions and offering expenses were approximately $0.5 million.

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

Product Candidates / Compounds

Narazaciclib (ON 123300) — Differentiated Multi-Kinase Inhibitor Targeting CDK4/6

Pursuant to a license agreement with Temple University dated January 1, 1999 as amended March 21, 2013, we licensed compounds from Temple University including our product candidate narazaciclib. Narazaciclib is a multi-targeted kinase inhibitor targeting multiple cyclin-dependent kinases, (CDK's), AMP-activated protein kinase (AMPK) related protein kinase 5 (ARK5), and colony-stimulating factor 1 receptor (CSF1R) at low nM concentrations as well as other tyrosine kinases believed to drive tumor cell proliferation, survival and metastasis. As an apoptotic and antiproliferative agent, narazaciclib modulates the levels and activities of regulatory proteins of the cell cycle, including cyclin D1 and inhibits retinoblastoma (Rb) protein binding. Narazaciclib inhibits cancer cell growth and suppresses deoxyribonucleic acid (DNA) synthesis by preventing CDK-mediated G1-S phase transition, followed by tumor cell death by induction of mitochondria-mediated apoptosis. We believe, based on data from preclinical studies, that narazaciclib has the potential to overcome the limitations of the current generation of approved cyclin dependent kinase (CDK) 4/6 inhibitors. The below table depicts the half-maximal in vitro inhibitory concentration (IC50) of narazaciclib palbociclib, ribociclib and abemaciclib. IC50 is a quantitative measure indicating the concentration of each drug needed to inhibit, in vitro, these listed kinases by 50%. We believe our CDK inhibitor is differentiated from other agents in the market or in development due to its multi-targeted kinase inhibition profile.

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

Narazaciclib’s potent antitumor activity against mantle cell lymphoma (MCL) cell lines, independent of their sensitivity to the FDA-approved Bruton’s tyrosine kinase inhibitor ibrutinib has been demonstrated in preclinical studies. Narazaciclib’s activity against MCL cell lines was shown to be superior to that of the FDA-approved CDK 4/6 inhibitors palbociclib and ribociclib, and similar to that of the FDA-approved CDK 4/6 inhibitor abemaciclib. Combining narazaciclib with ibrutinib led to synergistic increases in antitumor activity against both ibrutinib-sensitive and ibrutinib-resistant MCL cell lines. Preclinical data from this study was presented at the 17th International Conference on Malignant Lymphoma, in Lugano, Switzerland, on June 14, 2023 and the European MCL Network Annual Meeting in Dublin, Ireland, on October 7, 2023.

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

The effectiveness of first-generation non-selective CDK inhibitors (Selicilib/roscovitine and Alvocidib/ flavopiridol) in early trials was limited due to toxicities (Blachly 2013). Second-generation compounds (palbociclib and ribociclib) specifically inhibit CDK4 and 6, thereby inhibiting retinoblastoma protein phosphorylation. Abemaciclib is a multi-targeted kinase CDK4/6 inhibitor with low nano molar activity against CDK4/6. The second generation CDK4/6 inhibitors have substantially improved clinical outcomes for patients with hormonal-receptor (HR) positive metastatic breast cancer (Hortobagyi 2018, Sledge 2017, Finn 2016). Several CDK4/6 inhibitors (palbociclib, ribociclib and abemaciclib) have been approved and are now standard of care either alone (abemaciclib) or in combination with anti-estrogen therapy for patients with HR-positive, HER2-negative metastatic breast cancer. Another CDK4/6 inhibitor has recently been approved, trilaciclib, in the supportive care space, for the prevention of myelosuppression following chemotherapy.

In December 2017, we entered into a license and collaboration agreement with HanX Biopharmaceuticals, Inc. (HanX), a company focused on development of novel oncology products, for the manufacturing, clinical development, registration and commercialization in China of narazaciclib. Under the terms of the agreement, we received an upfront payment, and will receive regulatory and commercial milestone payments, as well as royalties on any future Chinese sales if the drug is approved. The key feature of the 2017 collaboration was that HanX provided all funding required for the Chinese Investigational New Drug Application (IND) thereby enabling the studies necessary in order to seek IND approval by the National Medical Products Administration (the Chinese FDA). In the fourth quarter of 2019, HanX filed an IND with the Chinese FDA which was approved on January 6, 2020. We and HanX also intended for these studies underlying the Chinese IND approval, to meet the US Food and Drug Administration (FDA) standards for IND approval. Accordingly, such studies were used by us for an IND filing with the US FDA. In September 2020, a Phase 1 Study with narazaciclib in cancer patients was initiated in China. We maintain global rights to the manufacturing, clinical development, and commercialization of narazaciclib outside of China.

In partnership with HanX, a Phase 1 dose escalation study (Study HX301-I-01) for patients with advanced relapsed/refractory cancer has been initiated in China at three sites and the first patient was enrolled on September 15, 2020. In this study HX301 (narazaciclib) is dosed every day for 21 days followed by 7 days off therapy in each 28 -day cycle. The study is ongoing.

Our IND submission to the US FDA was submitted in November 2020 and the FDA Study May Proceed letter was issued in December 2020. Enrollment into the complementary US phase 1 study (Study 19-01) with narazaciclib commenced in May 2021. In Study 19-01 in the US, narazaciclib is dosed on a continuous daily schedule. The study will assess the safety, tolerability, pharmacokinetics and pharmacodynamics of narazaciclib administered orally at increasing doses starting at 40 mg daily for consecutive 28-day cycles in patients with relapsed/refractory advanced cancer. Enrollment in the sixth dose cohort (240 mg orally each day) of the Phase 1 solid tumor study of narazaciclib is complete with one dose limiting toxicity (DLT) observed. The seventh dose cohort (280 mg daily) is currently ongoing.

These studies are expected to provide preliminary safety data and the recommended Phase 2 dose and schedule for narazaciclib.

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

In addition to CDK4/6 and PI3 Kinase pathways, narazaciclib inhibits several other kinases in vitro including ARK5 (NUAK1) (IC50 of 4.95 nM) (IBv.2 2022, Reddy, 2014) while palbociclib does not. ARK5 is a member of the AMPK family and is thought to function as a key regulator of cellular energy homeo-stasis (Liu, 2012) and is important in a number of cancer cell survival pathways. Overexpression of ARK5 is associated with poor prognosis in hepatocellular cancer (Cui, 2013), ovarian cancer (Phippen, 2016), colorectal cancer (Port, 2018) and glioblastoma (Lu, 2013). ARK5 is involved in the increased invasiveness, migration, and metastatic potential of breast cancer cells (Chang, 2012), colorectal cancer (Kusakai, 2004), gastric cancer (Chen, 2017), and multiple myeloma (Suzuki et al., 2005). Narazaciclib inhibits ARK5 which may result in down regulation of the mTOR/MYC/RB1 pathways leading to cell cycle arrest and apoptosis.

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

Based on data from continuous dosing studies in rats and monkeys, the safety profile of narazaciclib is anticipated to be better than the approved CDK4/6 inhibitors with myelosuppression and gastrointestinal toxicity being most common. Management of these adverse events is expected to follow that used for the approved CDK 4/6 inhibitors. We believe that the proposed mechanism of action of narazaciclib, the unmet medical need of the advanced cancers potentially targeted by narazaciclib and the anticipated safety profile of narazaciclib as seen in pre-clinical studies, support conducting clinical studies. To date in the ongoing Phase 1 clinical trials, there has been no significant myelosuppression or gastrointestinal toxicity.

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

Onconova initiated a multi-center Phase 1/2a trial evaluating its multi-kinase inhibitor, narazaciclib, in combination with letrozole as a second- or third-line therapy for recurrent metastatic LGEEC in 1Q23. Both narazaciclib and letrozole are administered orally in the ongoing Phase 1 dose escalation phase before moving to a Phase 2 expansion cohort designed to enroll approximately 30 patients. The first patient in this trial was dosed in May 2023 and the initial cohort (160mg) has completed the DLT observation period. No DLTs were observed.

Oral Rigosertib and PD-1 Combination in KRAS-Mutated Cancers

We have supported an investigator-initiated study (IIS) that is exploring the use of oral rigosertib for cancers driven by mutated K-Ras genes, a Phase 1/2a study of rigosertib in combination with a PD-1 inhibitor (nivolumab) for patients with check point inhibitor (CPI) resistant K-Ras mutated non-small cell lung cancer (NSCLC). The NSCLC study is open and the highest dosing cohort has been reached. The combination dose was well tolerated and a formal efficacy evaluation is pending. The objectives of this study were to identify the recommended Phase 2 dose (RP2D) of the combination for future studies and characterize the safety profile of the combination treatment. To date, one patient with a DLT of hyponatremia has been observed. Continued dose escalation is under consideration. At the current dose level, the maximum tolerated dose does not appear to have been reached. Interim data presented at the European Society of Medical Oncology (ESMO) meeting in September 2022 showed an early and encouraging signal of efficacy in the trial’s extensively pre-treated population, with one complete response, two partial responses, and one instance of stable disease achieved in fourteen evaluable patients. These responses were achieved in patients with three distinct KRAS mutations who had failed prior checkpoint inhibitor therapy, thereby confirming rigosertib’s KRAS-agnostic mechanism of action and potential to synergize with anti-PD-1 agents. We believe this supports further investigation of rigosertib in combination with CPI in KRAS mutated NSCLC.

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

Rigosertib as monotherapy

Recessive dystrophic epidermolysis bullosa (RDEB) is an ultra-rare condition with high unmet medical need caused by a lack of type VII collagen protein expression. Type VII collagen protein is responsible for anchoring the skin’s inner layer to its outer layer, and its absence leads to extreme skin fragility and chronic wound formation in RDEB patients. Over time, many of these patients develop squamous cell carcinomas (SCCs) that typically arise in areas of chronic skin wounding and inflammation. Preclinical investigations demonstrated overexpression of polo like kinase 1 (PLK1) in RDEB-associated SCC tumor cells. These tumors show a highly aggressive, early metastasizing course, making them the primary cause of death for these patients, with a cumulative risk of death of 70% and 78.7% by age 45 and 55, respectively (Mellerio, 2016), (Fine, 2016). These neoplasms show limited response rates of mostly short duration to conventional chemo- and radiotherapy as well as targeted therapy with epidermal growth factor and tyrosine kinase inhibitors (Mellerio, 2016), (Stratigos, 2020).

Based on rigosertib’s activity as a potent PLK-1 pathway inhibitor (Atanasova, 2019), a Phase 2 open label IIS with rigosertib monotherapy in patients with advanced/metastatic squamous cell carcinoma associated with recessive dystrophic epidermolysis bullosa (RDEB-SCC) is enrolling patients. As we disclosed in December 2021 early preliminary data from this study were presented at the Austrian Society of Dermatology and Venerology Annual Conference 2021, which took place from November 25–27, 2021 and at the World Congress on Rare Skin Diseases which took place in Paris, from June 7-9, 2022. More recently data was presented at the International Society of Investigative Dermatology (ISID) International Epidermolysis Bullosa Symposium in Osaka, Japan on May 9, 2023, at

the American Society of Clinical Oncology (ASCO) Annual Meeting in Chicago on June 3, 2023 and at the European Academy of Dermatology and Venereology (EADV) in Berlin, Germany, on October 12, 2023.

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

Although the trial’s currently available safety and efficacy data are from only four patients, the investigators believe they represent a very encouraging finding that warrants further study. In addition, the investigators, and we, believe the data generated in preclinical models that suggest rigosertib’s activity against PLK1 have now been preliminarily supported in the clinic and suggest that rigosertib may play a role in other more common cancers driven by PLK1. On June 27, 2023, Onconova and the investigators leading the ISS in RDEB-SCC met with the FDA to discuss the future development of rigosertib in this indication. Based on that meeting and the clinical responses in previously refractory patients we have seen and presented at major medical meetings, we are planning a company-sponsored trial and to pursue orphan designation.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,
	2023	2022	Change
Revenue	$57,000	$57,000	$—
Operating expenses:
General and administrative	2,686,000	2,105,000	(581,000)
Research and development	2,460,000	3,593,000	1,133,000
Total operating expenses	5,146,000	5,698,000	552,000
Loss from operations	(5,089,000)	(5,641,000)	552,000
Other income, net	350,000	243,000	107,000
Net loss	$(4,739,000)	$(5,398,000)	$659,000

Revenues

Revenues for 2023 were consistent with 2022, and were due to the recognition of deferred revenue from our collaboration with SymBio.

General and administrative expenses

General and administrative expenses increased $0.6 million, or 28%, to $2.7 million for the three months ended September 30, 2023 from $2.1 million for the three months ended September 30, 2022. This increase was caused by $0.4 million in public company costs related to our annual general meeting and additional board members expenses, $0.2 million increase in professional and consulting fees, and $0.1 million increased stock based compensation expense, partially offset by $0.1 million lower insurance expenses in the 2023 period.

The details of our general and administrative expenses are:

	Three Months Ended September 30,
	2023	2022
Professional & consulting fees	$539,000	$363,000
Stock based compensation	200,000	119,000
Personnel related	729,000	673,000
Public company costs	983,000	586,000
Insurance & other	235,000	364,000
	$2,686,000	$2,105,000

Research and development expenses

Research and development expenses decreased by $1.1 million, or 31%, to $2.5 million for the three months ended September 30, 2023 from $3.6 million for the three months ended September 30, 2022. This decrease was caused primarily by a $0.8 million decrease in manufacturing costs related to the timing of narazaciclib drug substance and drug product manufacturing and a decrease of $0.4 million in clinical development, offset by an increase of $0.2 million in consulting expenses related to narazaciclib, and $0.1 million lower personnel expenses due to lower headcount.

The details of our research and development expenses are:

	Three Months Ended September 30,
	2023	2022
Preclinical & clinical development	$1,179,000	$1,584,000
Personnel related	420,000	545,000
Manufacturing, formulation & development	265,000	1,054,000
Stock based compensation	160,000	170,000
Consulting fees	436,000	240,000
	$2,460,000	$3,593,000

Other income, net

Other income, net, was income of $0.4 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. The change was due to $0.2 million higher interest income in the 2023 period.

Comparison of the Nine months ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022	Change
Revenue	$170,000	$170,000	$—
Operating expenses:
General and administrative	7,010,000	6,430,000	(580,000)
Research and development	8,996,000	7,633,000	(1,363,000)
Total operating expenses	16,006,000	14,063,000	(1,943,000)
Loss from operations	(15,836,000)	(13,893,000)	(1,943,000)
Other income, net	1,072,000	349,000	723,000
Net loss	$(14,764,000)	$(13,544,000)	$(1,220,000)

Revenues

Revenues for 2023 were consistent with 2022, and were due to the recognition of deferred revenue from our collaboration with SymBio.

General and administrative expenses

General and administrative expenses were $7.0 million for the nine months ended September 30, 2023 and $6.4 million for the nine months ended September 30, 2022. Public company costs increased $0.5 million related to our annual general meeting and additional board fees related to two new directors, professional and consulting fees increased $0.3 million, and stock based compensation expense increased $0.1 million in the 2023 period. These increases were partially offset by decreased by $0.3 million lower insurance costs in the 2023 period.

The details of our general and administrative expenses are:

	Nine Months Ended September 30,
	2023	2022
Professional & consulting fees	$1,534,000	$1,255,000
Stock based compensation	534,000	377,000
Personnel related	2,506,000	2,591,000
Public company costs	1,670,000	1,149,000
Insurance & other	766,000	1,058,000
	$7,010,000	$6,430,000

Research and development expenses

Research and development expenses increased by $1.4 million, or 18%, to $9.0 million for the nine months ended September 30, 2023 from $7.6 million for the nine months ended September 30, 2022. This increase was caused primarily by a $2.6 million increase in clinical development, preclinical development, and consulting expenses related primarily to the Phase 1 dose escalation and Phase 1/2 combination trial of narazaciclib. These increases were partially offset by $1.0 million in lower manufacturing costs related to the timing of narazaciclib drug substance and drug product manufacturing, as well as lower personnel related expenses of $0.2 million.

The details of our research and development expenses are:

	Nine Months Ended September 30,
	2023	2022
Preclinical & clinical development	$3,595,000	$1,302,000
Personnel related	1,541,000	1,772,000
Manufacturing, formulation & development	2,147,000	3,168,000
Stock based compensation	435,000	448,000
Consulting fees	1,278,000	943,000
	$8,996,000	$7,633,000

Other income, net

Other income, net, was income of $1.1 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively. The change was due to $0.8 million higher interest income in the 2023 period.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $14.8 million and $13.5 million for the nine months ended September 30, 2023 and 2022, respectively. Our operating activities used $13.5 million and $12.4 million of net cash during the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, we had an accumulated deficit of $478.4 million, working capital of $17.3 million, and cash and cash equivalents of $25.2 million. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and business operations into the third quarter of 2024; therefore, based on current projections, we do not have sufficient cash and cash equivalents as of the date of this Form 10-Q filing to support our operations for at least the 12 months following the date that these financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern through the one-year period after the date that the financial statements are issued. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, we may have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us.

We will require substantial additional financing to fund our ongoing clinical trials and operations, and to continue to execute our strategy. To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to explore various dilutive and non-dilutive sources of funding, including equity financings, strategic alliances, business development and other sources. The future success of the Company is dependent upon our ability to obtain additional funding. There can be no assurance, however, that we will be successful in obtaining such funding in sufficient amounts, on terms acceptable to us, or at all. The failure to obtain sufficient capital on acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(13,502,000)	$(12,410,000)
Investing activities	(14,000)	—
Financing activities	—	—
Effect of foreign currency translation	3,000	(47,000)
Net decrease in cash and cash equivalents	$(13,513,000)	$(12,457,000)

Net cash used in operating activities

Net cash used in operating activities was $13.5 million for the nine months ended September 30, 2023 and consisted primarily of a net loss of $14.8 million, including $1.0 million of noncash stock-based compensation and depreciation expense. Changes in operating assets and liabilities resulted in a net increase in cash of $0.3 million. Significant changes in operating assets and liabilities included an increase in accounts payable of $2.3 million and a decrease in accrued liabilities of $0.7 million due to timing of invoices and payments to our vendors, an increase in prepaid expenses and other current assets of $1.2 million, and a decrease in deferred revenue of $0.2 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

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

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2023 to be higher than 2022 due to clinical trials with narazaciclib and increased headcount in our clinical and regulatory groups. We also expect an increase in costs for potential in-licensing, the timing of which will be determined by the timing of any potential in-licensing. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that, currently, our non-cancelable obligations under these agreements are not material. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the third quarter of 2024; therefore, based on current projections, we do not have sufficient cash and cash equivalents to support our operations for at least the 12 months following the date that these financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern through the one-year period after the date that the financial statements are issued.

We are exploring various sources of funding for continued development of narazaciclib and any potential in-licensed compounds as well as our ongoing operations. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met. If we obtain regulatory approval for any of our product candidates, we expect to incur significant NDA preparation and commercialization expenses. We do not currently have an organization for the sales, marketing, and distribution of pharmaceutical products. We may rely on licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories. If we choose to build a commercial infrastructure to support marketing in the United States for any of our product candidates that achieve regulatory approval, such commercial infrastructure could be expected to include a targeted oncology sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to having any certainty about marketing approval. Furthermore, we have and expect to continue to incur additional costs associated with operating as a public company.

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

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are required to meet certain qualitative and financial tests to maintain the listing of our securities on the Nasdaq Capital Market (Nasdaq). As of November 14, 2023, we were not in compliance with the Nasdaq continued listing requirements related to minimum bid price.

On September 25, 2023, we received a letter from Nasdaq indicating that we failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on Nasdaq maintain a minimum closing bid price of at least $1.00 per share.

Under Nasdaq Listing Rule 5810(c)(3)(A), we have a 180 calendar day grace period, or until March 25, 2024, to regain compliance by meeting the continued listing standard. The continued listing standard will be met if the Company’s common stock has a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day grace period.

If we are not in compliance by March 25, 2024, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intention to cure the minimum bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number		Description

10.1	*	Employment Agreement by and between the Company and Victor Mandia Moyo, MBChB., dated as of October 2, 2023.
31.1	*	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.1	**	Section 1350 Certifications of Principal Executive Officer
32.2	**	Section 1350 Certifications of Principal Financial Officer

101.INS		XBRL Instance – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File -The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCONOVA THERAPEUTICS, INC.

Dated: November 14, 2023

/s/ STEVEN M. FRUCHTMAN, M. D.
Steven M. Fruchtman, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2023

/s/ MARK GUERIN
Mark Guerin
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)