Form 10-K
period 2023-12-31
Onconova Therapeutics, Inc.
filed 2024-04-01
CIK 1130598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)
⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $24.6 million, based on the last reported sale price of the registrant’s common stock on the Nasdaq Capital Market.

There were 21,040,645 shares of Common Stock outstanding as of March 1, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2024 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this annual report on Form 10-K are incorporated by reference into Part III of this annual report on Form 10-K.

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

You should also read carefully the factors described in the “Risk Factors” section of this Annual Report and elsewhere to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this report and you should not place undue reliance on any forward-looking statements. These factors include, without limitations, the risks related to:

●	our need for additional financing for our future clinical trials and other operations, and our ability to obtain sufficient funds on acceptable terms when needed, and our plans and future needs to scale back operations if adequate financing is not obtained;
●	our ability to continue as a going concern;
●	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
●	the success and timing of our preclinical studies and clinical trials, including site initiation and patient enrollment, and regulatory approval of protocols for future clinical trials;
●	our ability to enter into, maintain and perform collaboration agreements with other pharmaceutical companies, for funding and commercialization of our clinical drug product candidates or preclinical compounds, and our ability to achieve certain milestones under those agreements;
●	the difficulties in obtaining and maintaining regulatory approval of our product candidates, and the labeling under any approval we may obtain;
●	our plans and ability to develop, manufacture and commercialize our product candidates;
●	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments in the United States and foreign countries;

●	the rate and degree of market acceptance of any of our product candidates;
●	obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;
●	the successful development of our commercialization capabilities, including sales and marketing capabilities;
●	recently enacted and future legislation and regulation regarding the healthcare system;
●	the success of competing therapies and products that are or may become available;
●	our ability to maintain the listing of our securities on a national securities exchange;
●	the potential for third party disputes and litigation; and
●	the performance of third parties, including contract research organizations (CROs) and third-party manufacturers.

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

Product Candidates / Compounds

Narazaciclib (ON 123300) — Differentiated Multi-Kinase Inhibitor Targeting CDK4/6

Pursuant to a license agreement with Temple University dated January 1, 1999, as amended March 21, 2013 (the Temple Licensing Agreement), we licensed compounds from Temple University including our product candidate narazaciclib. Narazaciclib is a multi-targeted kinase inhibitor targeting multiple cyclin-dependent kinases, (CDK's), AMP-activated protein kinase (AMPK) related protein kinase 5 (ARK5), and colony-stimulating factor 1 receptor (CSF1R) at low nM concentrations as well as other tyrosine kinases believed to drive tumor cell proliferation, survival and metastasis. As an apoptotic and antiproliferative agent, narazaciclib modulates the levels and activities of regulatory proteins of the cell cycle, including cyclin D1 and inhibits retinoblastoma (Rb) protein binding. Narazaciclib is believed to inhibit cancer cell growth and suppresses deoxyribonucleic acid (DNA) synthesis by preventing CDK-mediated G1-S phase transition, followed by tumor cell death by induction of mitochondria-mediated apoptosis. We believe, based on data from preclinical studies, that narazaciclib has the potential to overcome the limitations of the current generation of approved cyclin dependent kinase (CDK) 4/6 inhibitors. The below table depicts the half-maximal in vitro inhibitory concentration (IC50) of narazaciclib palbociclib, ribociclib and abemaciclib. IC50 is a quantitative measure indicating the concentration of each drug needed to inhibit, in vitro, these listed kinases by 50%. We believe our CDK inhibitor is differentiated from other agents in the market or in development due to its multi-targeted kinase inhibition profile.

	Narazaciclib	Palbociclib	Ribociclib	Abemaciclib
Sponsor	Onconova	Pfizer	Novartis	Lilly
		CDK Family
CDK4/cyclin D1	2	2	3	0.8
CDK6/cyclin D1	0.6	0.8	6.0	0.6
CDK1/cyclin A	2190	>10,000	>10,000	270
CDK2/cyclin E	69	2300	>10,000	130
CDK9/T1	48	630	390	7
		Other Kinases
CSF1R	0.7	>10,000	>10,000	>10,000
ARK 5/NUAK 1	5	1,400	1,540	773
FLT3	6.0	496	753	72

Source: Reaction Biology 2021

In addition to CDK 4/6, narazaciclib also inhibits ARK5 (NUAK1) with a 50% inhibitory concentration (IC50) of 4.95 nM (Report EPR-123300-001 and Reddy 2014) while palbociclib, ribociclib, and abemaciclib do not. The equilibrium dissociation constant (Kd) value of narazaciclib binding to ARK5 was found to be 19 nM, while a known NUAK1 specific inhibitor (HTH-015-01) was 790 nM. In addition, using a cellular based assay that measures kinase activity in intact cells, NanoBret technology, it was determined that narazaciclib inhibited ARK5 with an IC50 value of

30 nM, while 2 published inhibitors, HTH-015-01 and WZ4003, had IC50 values of >10,000 nM. ARK5 (also known as NUAK1) is a member of the AMPK catalytic subunit family and functions as a key regulator of cellular energy homeo-stasis (Lui 2012). ARK5 has been shown to be important in a number of cancer cell regulated survival pathways such as regulating AKT dependent cell survival, cell metabolism through c-MYC activity, tumor cell survival under oxidative stress and tumor cell migration (Faisal, 2020, Lui, 2012, Port, 2018). The combination of CDK and ARK5 inhibitors in the same molecular entity is proposed to have a differentiated effect on cancer cells by simultaneously inhibiting both cell cycle (cytostatic) and cellular metabolism (cytotoxic) pathways through CDK and ARK5, respectively.

Narazaciclib also inhibits CSF1R with IC50 values between 0.7 to 10 nM (Unpublished data and Reddy 2014). The Kd value of narazaciclib binding to CSF1R was determined to be 0.7 nM. The ability of narazaciclib to bind and inhibit CSF1R at low nanomolar values, in both in vitro and cell-based assays suggests that this compound may have an impact in cancers with a dependence on CSF1R signaling. Another established driver of resistance to CDK4/6 inhibitors in breast cancer is FGFR1-3. Preclinical Data presented at the San Antonio breast Cancer Symposium in December 2023 suggested that breast cancer cells that overexpress FGFR1-3 retained their sensitivity to narazaciclib and its metabolite, but were resistant to treatment with the currently approved CDK4/6 inhibitors.

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

In December 2017, we entered into a license and collaboration agreement with HanX Biopharmaceuticals, Inc. (HanX), a company focused on development of novel oncology products, for the manufacturing, clinical development, registration and commercialization in China of narazaciclib (the HanX License Agreement). Under the terms of the HanX License Agreement, we received an upfront payment, and will receive regulatory and commercial milestone payments, as well as royalties on any future Chinese sales if the drug is approved. The key feature of the 2017 collaboration was that HanX provided all funding required for the Chinese Investigational New Drug Application (IND) thereby enabling the studies necessary in order to seek IND approval by the National Medical Products Administration (the Chinese FDA). In the fourth quarter of 2019, HanX filed an IND with the Chinese FDA which was approved on January 6, 2020. We and HanX also intended for these studies underlying the Chinese IND approval, to meet the US Food and Drug Administration (FDA) standards for IND approval. Accordingly, such studies were used by us for an IND filing with the US FDA. In September 2020, a Phase 1 Study with narazaciclib in cancer patients was initiated in China. We maintain global rights to the manufacturing, clinical development, and commercialization of narazaciclib outside of China.

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

Clinical development of narazaciclib for breast cancer as well as other solid tumors and hematological malignancies in clinical trials is warranted based on the preclinical in vitro studies as well as the xenograft models. Onconova plans to advance testing on whether narazaciclib will demonstrate activity and/or safety in patients with advanced malignancies.

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

Onconova initiated a multi-center Phase 1/2a trial evaluating its multi-kinase inhibitor, narazaciclib, in combination with letrozole for the treatment of recurrent metastatic endometrial cancer and other gynecologic malignancies. Both narazaciclib and letrozole are administered orally in the ongoing Phase 1 dose escalation phase before moving to a Phase 2 expansion cohort designed to enroll approximately 30 patients once the dose escalation phase is completed. The first patient in this trial was dosed in May 2023 and the initial cohort (160mg) has completed the DLT observation period. No DLTs were observed. Currently the 200mg cohort is enrolling. There has been one DLT observed at this cohort and the cohort is being expanded to enroll three additional patients.

Additional studies

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

Based on rigosertib’s activity as a potent PLK-1 pathway inhibitor (Atanasova, 2019), a Phase 2 open label investigator initiated study (IIS) with rigosertib monotherapy in patients with advanced/metastatic squamous cell carcinoma associated with recessive dystrophic epidermolysis bullosa (RDEB-SCC) is enrolling patients. As we disclosed in December 2021 early preliminary data from this study were presented at the Austrian Society of Dermatology and Venerology Annual Conference 2021, which took place from November 25–27, 2021 and at the World Congress on Rare Skin Diseases which took place in Paris, from June 7-9, 2022. More recently data was presented at the International Society of Investigative Dermatology (ISID) International Epidermolysis Bullosa Symposium in Osaka, Japan on May 9, 2023, at the American Society of Clinical Oncology (ASCO) Annual Meeting in Chicago on June 3, 2023 and at the European Academy of Dermatology and Venereology (EADV) in Berlin, Germany on October 12, 2023.

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

Although the trial’s currently available safety and efficacy data are from only four patients, which may not be representative of a broader patient population, the investigators believe they represent a very encouraging finding that warrants further study. In addition, the investigators, and we, believe the data generated in preclinical models that suggest rigosertib’s activity against PLK1 have now been preliminarily supported in the clinic and suggest that rigosertib may play a role in other more common cancers driven by PLK1. On June 27, 2023, Onconova and the investigators leading the ISS in RDEB-SCC met with the FDA to discuss the future development of rigosertib in this indication. Based on that meeting and the clinical responses in previously refractory patients we have seen and presented at major medical meetings, we are planning a company-sponsored trial for which we are pursuing orphan designation.

Oral Rigosertib and PD-1 Combination in KRAS-Mutated Cancers

On June 17, 2021, we announced a publication in Molecular Cancer (Yan, C., Saleh, N., Yang, J. et al. Novel induction of CD40 expression by tumor cells with RAS/RAF/PI3K pathway inhibition augments response to checkpoint blockade. Mol Cancer 20, 85; 2021) which demonstrated that rigosertib synergistically combined with a check point inhibitor (CPI) improved tumor growth inhibition and survival in a murine melanoma model that did not respond to a CPI alone. It was postulated that rigosertib’s anti-cancer activity was due to its ability to reverse immunosuppressive tumor microenvironments. We believe this pre-clinical data support the clinical evaluation of rigosertib in combination with a CPI in metastatic melanoma that has progressed on CPI therapy. An investigator-initiated study (IIS) at Vanderbilt University evaluating oral rigosertib in combination with pembrolizumab in patients with CPI resistant advanced/metastatic melanoma was opened for enrollment in March 2023 and continues to enroll patients.

We have supported an investigator-initiated study (IIS) that is exploring the use of oral rigosertib for cancers driven by mutated K-Ras genes, a Phase 1/2a study of rigosertib in combination with a PD-1 inhibitor (nivolumab) for patients with check point inhibitor (CPI) resistant K-Ras mutated non-small cell lung cancer (NSCLC). The combination dose was well tolerated and a formal efficacy evaluation is pending. The objectives of this study were to identify the recommended Phase 2 dose (RP2D) of the combination for future studies and characterize the safety profile of the combination treatment. To date, one patient with a DLT of hyponatremia has been observed. Interim data presented at the European Society of Medical Oncology (ESMO) meeting in September 2022 showed an early and encouraging signal of a treatment effect in the trial’s extensively pre-treated population, with one complete response, two partial responses, and one instance of stable disease achieved in fourteen evaluable patients. These responses were achieved in patients with three distinct KRAS mutations who had failed prior checkpoint inhibitor therapy, thereby confirming rigosertib’s KRAS-agnostic mechanism of action and potential to synergize with anti-PD-1 agents. Enrollment in the study is now closed. No further studies are planned at this time, pending the final report.

Rare Disease Program in “RASopathies”

Preclinical studies with rigosertib are also being conducted in cardiomyopathies which are seen in children with RASopathies. Rigosertib normalized and reversed RASopathy-associated hypertrophic cardiomyopathy (HCM) as well as other syndromic features in Raf1L613V/+ mice.

Research and Development

Since commencing operations, we have dedicated a significant portion of our resources to the development of our clinical-stage product candidates, particularly rigosertib and more recently narazacicib. We incurred research and development expenses of $11.4 million and $11.4 million during the years ended December 31, 2023 and 2022, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development.

Collaboration and License Agreements

HanX Biopharmaceuticals, Inc. (narazaciclib Agreement)

We believe narazaciclib has the potential to overcome limitations of current generation CDK 4/6 inhibitors. Under the terms of the HanX License Agreement, we received an upfront payment, and will receive regulatory and commercial milestone payments, as well as royalties on Chinese sales. The key feature of the collaboration is that HanX provides all funding required for Chinese IND enabling studies performed for Chinese health authority IND approval. The Chinese IND was approved in January 2020. We and HanX also intended for these studies to comply with the FDA standards. Accordingly, such studies were used by us for an IND filing with the FDA in November 2020. The FDA Study May Proceed letter was received in December 2020. Drug product for the US study was manufactured in North America and stability data was submitted as part of the IND. We maintain global rights to narazaciclib outside of China.

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

Royalties will be payable under the SymBio agreement on a country- by-country basis in the licensed territory, until the later of the expiration of marketing exclusivity in those countries, a specified period of time after first commercial sale of rigosertib in such country, or the expiration of all valid claims of the licensed patents covering rigosertib or the manufacture or use of rigosertib in such country. If no valid claim exists covering the composition of matter of rigosertib or the use of or treatment with rigosertib in a particular country before the expiration of the royalty term, and specified competing products achieve a specified market share percentage in such country, SymBio’s obligation to pay us royalties will continue at a reduced royalty rate until the end of the royalty term. In addition, the applicable royalties payable to us may be reduced if SymBio is required to pay royalties to third-parties for licenses to intellectual property rights necessary to develop, use, manufacture or commercialize rigosertib in the licensed territory. The license agreement with SymBio will remain in effect until the expiration of the royalty term. However, the SymBio license agreement may be terminated earlier due to the uncured material breach or bankruptcy of a party, or force majeure. If SymBio terminates the license agreement in these circumstances, its licenses to rigosertib will survive, subject to SymBio’s milestone and royalty obligations, which SymBio may elect to defer and offset against any damages that may be determined to be due from us. In addition, we may terminate the license agreement in the event that SymBio brings a challenge against it in relation to the licensed patents, and SymBio may terminate the license agreement without cause by providing us with written notice a specified period of time in advance of termination. The upfront payment is being recognized ratably through December 2037, the expected term of the agreement. We recognize revenues related to the supply agreement with SymBio when control of the product is transferred to Symbio. Revenues related to the supply agreement were $0 and $0 for the fiscal years ended December 31, 2023 and 2022, respectively.

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

The License Agreement is for a term of 15 years from the launch on a country-by-country basis in the Territory and contains customary provisions for termination by either party in the event of breach of the License Agreement by the other party (subject to a cure period), bankruptcy of the other party, or challenges to the patents by any sublicensee or assignee.

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

The STA License Agreement is for a term of 15 years from the launch on a country-by-country basis in the STA Territory and contains customary provisions for termination by either party in the event of breach of the STA License Agreement by the other party (subject to a cure period), bankruptcy of the other party, or challenges to the patents by any sublicensee or assignee.

Intellectual Property

Patents and Proprietary Rights

Our intellectual property is derived through our internal research, the Temple Licensing Agreement with Temple University, or Temple, and licensing research agreements with the Mount Sinai School of Medicine, or Mount Sinai.

License Agreement with Temple University

In January 1999, we entered into the Temple Licensing Agreement to obtain an exclusive, world-wide license to certain Temple patents and technical information to make, have made, use, sell, offer for sale and import several classes of novel compounds.

Under the terms of the Temple Licensing Agreement, we paid Temple a non-refundable up-front payment, and are required to pay annual license maintenance fees, as well as a low single-digit percentage of net sales as a royalty. In addition, we agreed to pay Temple 25% of any consideration received from any sublicensee of the licensed Temple patents and technical information, which does not include any royalties on sales, funds received for research and development or proceeds from any equity or debt investment.

The Temple Licensing Agreement can be terminated by mutual agreement or due to the material breach or bankruptcy of either party. We may terminate the license agreement for any reason by giving Temple prior written notice.

Narazaciclib Patents

As of March 2024, we owned or exclusively licensed issued patents and pending patent applications covering composition of matter, formulation and various indications for method-of-use for narazaciclib filed worldwide, including in the United States. The U.S. composition-of-matter patent for narazaciclib expires in 2031. We have recently filed new patent applications covering methods of treatment in target indications that are projected to extend to 2043 before any possible patent term extensions. Patent term extensions may be available, depending on various provisions in the law.

Rigosertib Patents

As of March 2024, we owned or exclusively licensed issued patents and pending patent applications covering composition-of-matter, process, formulation and various indications for method-of-use for rigosertib filed worldwide, including in the United States. The U.S. composition-of-matter patent for rigosertib, which we in-licensed pursuant to the license agreement with Temple, currently expires in 2026. A U.S. method of treatment patent for rigosertib, which we also in-licensed from Temple, expires in 2025. A patent covering the use of rigosertib in combination with anticancer agents including azacitidine is issued and will expire in 2028. The novel formulation patent for rigosertib expires in 2037. We have recently filed new patent applications covering methods of treatment in target indications that are projected to extend to 2044 before any possible patent term extensions. Patent term extensions may be available, depending on various provisions in the law.

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

If an application is timely filed with the Patent and Trademark Office, the term of a patent that covers an FDA-approved drug may be eligible for additional patent term extension, which provides patent term restoration to account for the patent term lost during product development and the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is determined based upon the time from the IND effective date to the full NDA submission date, and the time from NDA submission date and the eventual application approval, as further described below. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents covering those products.

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

There are several ongoing clinical trials aimed at expanding the use of approved chemotherapeutic and immunomodulatory agents in the diseases we are studying, as well as several new clinical programs testing novel technologies. Companies with marketed CDK 4/6 inhibitors in the HR+/ HER2- metastatic breast cancer space include Pfizer (palbociclib), Novartis (ribociclib) and Eli Lilly (abemaciclib). Onconova will be studying narazaciclib and letrozole in advanced low-grade endometrioid endometrial cancer (LGEEC), as well as combinations with narazaciclib in CDK 4/6i refractory HR+/ HER2- metastatic breast cancer and other potential indications. CDK 4/6 inhibitors are currently included in NCCN Guidelines for LGEEC, although no CDK 4/6 have been approved by the FDA for treatment of LGEEC.

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

Prior to commencing the first clinical trial with a product candidate, an IND sponsor must submit the results of the preclinical tests and preclinical literature, together with manufacturing information, analytical data, any available clinical data or literature, and proposed clinical study protocols among other things, to the FDA as part of an IND. Sponsors will also be required to provide FDA with diversity action plans. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. This authorization is required before interstate shipping and administration of any new drug product to humans that is not the subject of an approved NDA. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. During its review, the FDA may determine that study subjects would be exposed to an unacceptable level of risk of harm or injury, and may raise questions or issues related to one or more components of the IND, resulting in the IND being placed on clinical hold. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational drug to patients under the supervision of qualified investigators following GCPs, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors. Clinical trials are conducted under protocols that detail the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. The informed written consent of each participating subject is required. Special clinical trial ethical considerations also must be taken into account if a study involves children. The clinical investigation of an investigational drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

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

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing, clinical trials, and surveillance to monitor the drug’s safety or efficacy, or to establish the product’s safety and efficacy in a more diverse or representative population. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems are identified following initial marketing.

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

Advertising and Promotion

The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses — that is, uses not approved by the FDA and therefore not described in the drug’s labeling — because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but may engage in non-promotional, balanced scientific communications regarding off-label use under specified conditions. All statements regarding products must be consistent with the FDA approved label, must be truthful and non-misleading, and must be adequately substantiated with a fair balance between product benefit claims and risks, among other requirements. This means, for example, that we cannot make claims about the superiority of or otherwise compare our products to other treatments without substantiation, which typically are head-to-head clinical studies. FDA’s promotional standards are an evolving space. For instance, in 2023, FDA took a few actions with respect to advertising and promotion, including issuing a final rule and a guidance on risk and efficacy disclosures in direct to consumer advertising, and a guidance on communication of off-label scientific information about approved products. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the Department of Justice (the DOJ), or the Office of the Inspector General of the Department of Health and Human Services (HHS), as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

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

FDA post-approval requirements are continually evolving. For example, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which includes various provisions regarding FDA drug shortage and manufacturing volume reporting requirements, as well as provisions regarding supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy and domestic manufacturing. As part of the CARES Act implementation, the FDA issued a guidance on the reporting of the volume of drugs produced, which reporting requires additional administrative efforts by drug manufacturers. The executive branch has also taken steps to promote domestic manufacturing, and the Consolidated Appropriations Act of 2023, and the reauthorization of the Prescription Drug User Fee Act, which were passed in 2022, included several changes to the FDC Act.

The Hatch-Waxman Amendments to the FDC Act

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product or method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA or 505(b)(2) application. In an effort to clarify which patents must be listed in the Orange Book, in January 2021, Congress passed the Orange Book Transparency Act of 2020, which largely codified the FDA’s existing practices into the FDCA. Listing patents in the Orange Book that do not qualify for listing can be considered to be anticompetitive conduct and, in 2023, the Federal Trade Commission sent letters to a number of companies with respect to certain patents that agency asserted were improperly listed or inaccurate.

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

Congress, the Administration, and administrative agencies have taken certain measures to increase drug competition and thus, decrease drug prices. For example, measures have been proposed and implemented to facilitate product importation. FDA recently approved a plan for the state of Florida to import drug products from Canada. Congress also passed a bill requiring sponsors of NDA approved products to provide sufficient quantities of drug product on commercially reasonable market-based terms to entities developing generic and similar drug products. This bill also included provisions on shared and individual REMS for generic drug products.

Exclusivity

Upon NDA approval of a new chemical entity, or NCE, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA cannot receive any ANDA or a 505(b)(2) application for the same active moiety. Certain changes to a drug, such as the addition of a new indication to the package insert, may be associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA for a generic drug or a 505(b)(2) application that includes the change, if the applicant conducted clinical trials essential to the approval of the application, which are not bioavailability or bioequivalence studies. Such exclusivity in the EU under a broadly equivalent regime is 10 years, though this may be decreased in the future pending current European Commission review.

An ANDA or a 505(b)(2) application may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed.

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension of a single unexpired patent, that has not previously been extended. The allowable patent term extension is calculated as half of the drug’s testing phase — the time between IND application and full NDA submission — and all of the review phase — the time between full NDA submission and approval up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years from the date of approval. Similar extension rules apply in the EU, though the specific calculations are different.

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

FDA’s regulations, provide flexibility in meeting approval standards for new therapies intended to treat persons with life-threatening and severely-debilitating illnesses, especially where no satisfactory alternative therapy exists, such that FDA may exercise scientific judgment in determining the kind and quantity of data required for approval and during development programs. Per guidance issued by FDA in 2023 with respect to rare diseases, “[t]his flexibility extends from the early stages of development to the design of adequate and well-controlled clinical investigations required to demonstrate effectiveness to support marketing approval and to establish safety data needed for the intended use.” FDA states that it “is committed to helping sponsors create successful drug development programs that address the particular challenges posed by each disease….”

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

In the European Union, Orphan Drug Designation also entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following drug approval. This period may be reduced to six years if the Orphan Drug Designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the holder of the marketing authorization for the original orphan medicinal product is unable to supply sufficient quantities of the medicinal product. As with the FDA, orphan drug exclusivity does not prevent the EMA from approving a second medicinal product where such second medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior. The European Commission has been reviewing the protection periods and proposes shortening the standard market exclusivity period from 10 to 9 years except for products addressing high unmet medical needs which would remain at 10 years.

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

Healthcare Regulation

Following approval of any product candidate, the product would be subject to a comprehensive system of laws and regulations on the state and federal level that govern how drug products are reimbursed, healthcare financing, and drug manufacturers’ relationships and interactions with healthcare professionals, including potential prescribers. These requirements include permissable fees, rebates, discounts and payment reductions, required price reporting and pricing transparency, caps on price increases, requirements around price negotiation, and requirements to enter into agreements with government agencies and certain healthcare entities that may result in significant limits on the prices we may charge for our products. Failure to comply with these laws, regulations, and/or restrictions could result in a loss of our ability to continue selling our drugs to the federal and state governments or receiving reimbursement for our drugs once approved. It could also result in enforcement actions.

The government is increasingly focused on measures to contain program costs for prescription drugs and there have been a number of U.S. Congressional inquiries, proposed bills, and enacted legislation focused on decreasing prescription drug spending and bringing more transparency to drug pricing. These efforts may result in a decrease in the amount of reimbursement we receive for our drugs from Medicare or other government programs for our drugs, once approved, and any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. These and any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations. Because of the significant governmental focus on drug prices, at this time we cannot determine how or if our product candidates will be reimbursed, following approval, or if any reimbursement levels will be sufficient to allow us to attain profitability. Changes in the law may result in additional downward pressure on coverage and the price that we receive for any approved product, or may require increased manufacturer rebates, and could seriously harm our business.

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

Other Healthcare Laws and Compliance Requirements

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable in whole or in part under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. The Beneficiary Inducement Civil Monetary Penalties Law imposes similar restrictions on interactions between the pharmaceutical industry and federal healthcare program beneficiaries. Although there are a number of statutory exceptions and regulatory safe harbors protecting some business arrangements from prosecution, the exceptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor, as well as if they do. Failure to meet all the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances.

With respect to the safe harbors, the Office of Inspector General of HHS recently promulgated two additional safe harbor regulations. One safe harbor regulation excludes from the definition of “remuneration” limited categories of manufacturer rebates or other price reductions to a plan sponsor under Medicare Part D or a Medicaid Managed Care Organization plan reflected in point-of sale reductions in price. The second safe harbor regulation excludes from the definition of “remuneration” PBM service fees paid by a manufacturer to a PBM. In addition, the Office of Inspector General of HHS revised the discount safe harbor regulation to exclude from the definition of “discount” a reduction in price by a manufacturer to plan sponsors under Medicare Part D either directly to the plan sponsor, or indirectly through a PBM. The effective date of the two new safe harbors and the revision to the discount safe harbor was delayed by court order until January 1, 2023. Recent legislation further delayed implementation of the new safe harbors and the revision to the discount safe harbor until January 1, 2032. Our practices may not in all cases meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability. The reach of the Anti-Kickback Statute was broadened by the Affordable Care Act, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a per se false or fraudulent claim for purposes of the civil False Claims Act (discussed below), which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce or reward referrals of federal healthcare program business, including purchases of products paid by federal healthcare programs, the statute has been violated.

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

The civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a product’s label, and allegations as to misrepresentations with respect to products, contract requirements, and services rendered, in addition to other allegations. In addition, private payers have been filing follow-on lawsuits alleging fraudulent misrepresentation. Intent to deceive is not required to establish liability under the civil False Claims Act. Rather, a claim may be false for deliberate ignorance of the truth or falsity of the information provided or for acts in reckless disregard of the truth or falsity of that information. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any damages, penalties or settlement funds. If the government declines to intervene, the individual may pursue the case alone. The civil False Claims Act provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into tens and even hundreds of millions of dollars. For these reasons, since 2004, False Claims Act lawsuits against biopharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off label uses. Civil False Claims Act liability may further be imposed for known Medicare or Medicaid overpayments, for example, overpayments caused by understated rebate amounts, that are not refunded within 60 days of identifying the overpayment, even if the overpayment was not caused by a false or fraudulent act.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) created new federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. The Affordable Care Act amended the intent requirement of certain of these criminal statutes under HIPAA so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation. Further, the government may prosecute conduct constituting a false claim under the criminal False Claims Act. The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent and, unlike the civil False Claims Act, requires proof of intent to submit a false claim. Also, many states have fraud and abuse statutes or regulations that are similar to the federal Anti-Kickback Statute and False Claims Act that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

The Affordable Care Act further created new federal requirements for reporting, by applicable manufacturers of covered drugs, of information related to payments and other transfers of value made to or at the request of covered recipients, namely US-licensed physicians and teaching hospitals, as well as ownership and investment interests held by physicians and members of their immediate family. The categories of covered recipients later was expanded to include physician assistants, nurse practitioners, clinical nurse specialists, certified nurse midwives and certified registered nurse anesthetists. Payments made to physicians, other principal investigators, and certain research institutions for clinical trials are included within the ambit of this law.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (HITECH) Act, and their implementing regulations, impose requirements relating to the privacy, security, breach notification, and transmission of protected health information. HIPAA’s security and certain privacy standards are directly applicable to “business associates” — persons or organizations, other than a member of a covered entity’s workforce, that create, receive, maintain, or transmit protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. HIPAA authorizes the imposition of civil and criminal penalties against covered entities and business associates. HIPAA permits state attorneys general to file civil actions for damages or injunctions in federal courts to enforce the HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. HIPAA also imposes requirements with respect to disclosures of protected health information for research purposes, such as clinical trials. In addition, state laws, such as the California Consumer Privacy Act, govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not be preempted by HIPAA. In 2023, new state privacy laws became effective in California, Colorado Connecticut, Utah, and Virginia, further complicating privacy compliance efforts. Other states have passed similar consumer privacy laws that will become effective in the coming years. In addition, more onerous foreign data privacy provisions may apply. For instance, the EU General Data Protection Regulation imposes stricter rules on the processing of personal data than apply in the United States and its provisions exclude the export of data relating to identifiable individuals to most countries, including the United States, unless certain safeguards are in place.

In the United States, our activities are potentially subject to additional regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of HHS (e.g., the Office of Inspector General), the DOJ and individual U.S. Attorney offices within the DOJ, and state and local governments. If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 as well as the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, or the OBRA, the Veterans Health Care Act of 1992, Deficit Reduction Act of 2005, Patient Protection and Affordable Care Act, and the Inflation Reduction Act of 2022, each as amended. Among other things, the OBRA requires drug manufacturers to calculate and report complex pricing metrics used to determine rebates paid on prescription drugs to state Medicaid programs. Under the Veterans Health Care Act, or VHCA, drug companies are required to offer “covered drugs” (including all drugs approved under an NDA) at no more than a statutory ceiling price, calculated based on a manufacturer’s required price calculations, to four federal agencies including the U.S. Department of Veterans Affairs, Indian Health Service, DoD, and the Public Health Service. Also, under the VHCA, manufacturers are required to offer drugs for sale at no more than a separate statutory ceiling price calculated by the manufacturer to Public Health Service designated entities in order to participate in other federal funding programs including Medicaid. Legislation subsequent to the VHCA has required that certain discounted prices under the VHCA also be offered for specified DoD purchases for its TRICARE program via a rebate system. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulation.

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

Human Capital

We believe that our success is largely dependent upon our ability to attract and retain qualified employees. As of December 31, 2023, we had 17 employees (16 of which were full-time employees), in addition to several consultants or independent contractors working for us. We are not party to any collective bargaining arrangements and consider our relations with our employees to be good. Although we believe that the size of our current workforce is appropriate to achieve our objectives, we may hire additional employees with specialized expertise as we continue to grow our business. We believe that we have been successful to date in attracting skilled and experienced scientific and business professionals.

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

ITEM 1A.   RISK FACTORS

You should carefully consider the following risk factors together with the other information contained in this Annual Report, including our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in this report. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business and our financial condition and results of operations. In this event, the market price of our securities could decline and your investment could be lost. You should understand that it is not possible to predict or identify all such risks. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Summary of Principal Risk Factors

●	Our product development efforts may not be successful.
●	Our future success is dependent primarily on the regulatory approval and commercialization of our product candidates.
●	The results of preclinical testing or earlier clinical studies are not necessarily predictive of future results. Any product candidate we advance into clinical trials may not have favorable results in later-stage clinical trials or receive regulatory approval.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome.
●	Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.
●	Failure to follow the FDA’s applicable regulatory requirements may result in enforcement action.
●	Changes in product candidate manufacturing or formulation may result in additional costs or delay.
●	Healthcare legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.
●	Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	If we breach our license agreements or fail to negotiate new agreements pertaining to our product candidates, we could lose the ability to continue the development and potential commercialization of these product candidates.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.
●	We may engage in future business combinations or collaborations that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.
●	We depend on information technology and computer systems to operate our business; our business and operations would suffer in the event of any failures or interruptions of our computer system, such as a data breach or cybersecurity incident.

●	Climate change, environmental, social and governance and sustainability initiatives may result in regulatory or structural industry changes that could require significant operational changes and expenditures, reduce demand for the Company’s products and adversely affect our business, financial condition, and results of operations.
●	Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.
●	Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel.
●	The recent COVID-19 pandemic, or the widespread outbreak of any other communicable disease, could adversely impact our business, including our clinical trials, drug manufacturing and nonclinical activities.
●	Our recurring operating losses, negative cash flows from operations, and accumulated deficit raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new financings.
●	The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2023 contains an explanatory paragraph relating to our ability to continue as a going concern.
●	We need to obtain additional funding to continue as a going concern; if we are unable to meet our needs for additional funding in the future, we will be required to limit, scale back or cease operations.
●	We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.
●	We currently have no source of product revenue and may never become profitable.
●	We need to obtain substantial additional funding to further develop our products in future clinical trials and through regulatory processes; if we are unable to meet our needs for additional funding in the future, we will be required to limit, scale back or cease operations.
●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults, or non-performance could adversely affect our operations and liquidity.
●	Changes in United States and China relations, as well as relations with other countries, and/or regulations may adversely impact our business, our operating results, our ability to raise capital and the market price of our shares.
●	We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.
●	If we lose our relationships with CROs, our drug development efforts could be delayed.
●	We have limited experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. We are dependent on third-party manufacturers for the manufacture of our product candidates for clinical trials as well as on third parties for our supply chain, and if we experience problems with any third parties, the manufacturing of our product candidates or products could be delayed.
●	We could be required to incur significant expenses to perfect our intellectual property rights, and our intellectual property rights may be inadequate to protect our competitive position. If we are unable to protect our intellectual property rights, our competitive position could be harmed.
●	We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful.
●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business.
●	We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
●	We may not comply with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our Common Stock could be delisted, which could affect our Common Stock's market price and liquidity and reduce our ability to raise capital.

●	Our share price and the liquidity of our stock may be volatile and result in substantial losses to our stockholders.
●	We may be subject to securities litigation, which is expensive and could divert management attention.
●	Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

Risks Related to Our Financial Position and Capital Needs

Our recurring operating losses, negative cash flows from operations, and accumulated deficit raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new financings.

Management has concluded that substantial doubt exists about our ability to continue as a going concern for the next twelve months from the date of the financial statements included in this Annual Report on Form 10-K. As of December 31, 2023, we had cash and cash equivalents of $20.8 million and current liabilities of $9.2 million. We believe that we have sufficient resources available to support our development activities and business operations and satisfy our obligations into the third quarter of 2024. We do not have sufficient cash and cash equivalents as of the date of this Annual Report on Form 10-K to support our operations for at least the 12 months following the date that the financial statements are issued.

We will require substantial additional financing to fund our ongoing clinical trials and operations, and to continue to execute our strategy. To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to explore various dilutive and non-dilutive opportunities, including equity financings, strategic alliances, business development and/or combinations, and other transactions. The future success of the Company is dependent upon our ability to obtain additional funding. There can be no assurance, however, that we will be successful in obtaining such funding in sufficient amounts, on terms acceptable to us, or at all. The failure to obtain sufficient capital on acceptable terms when needed would have a material adverse effect on our business, results of operations, and financial condition. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued.

The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2023 contains an explanatory paragraph relating to our ability to continue as a going concern.

The auditor’s opinion on our audited financial statements for the year ended December 31, 2023 includes an explanatory paragraph stating that we have incurred recurring losses from operations that raise substantial doubt about our ability to continue as a going concern for the next twelve months from the date of the financial statements included in this Annual Report on Form 10-K. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our development efforts. Accordingly, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We need to obtain additional funding to continue as a going concern; if we are unable to meet our needs for additional funding in the future, we will be required to limit, scale back or cease operations.

Our consolidated financial statements for the year ended December 31, 2023 have been prepared assuming we will continue to operate as a going concern. However, due to our ongoing operating losses and our accumulated deficit, management has concluded that there is substantial doubt about our ability to continue as a going concern for the next twelve months from the date of the financial statements included in this Annual Report on Form 10-K. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to successfully raise sufficient additional capital, through future financings or through strategic and collaborative arrangements. If we are unable to obtain additional funding, we may not be able to continue as a going concern.

We do not have the funding resources necessary to carry out all of our proposed operating activities. We will need to obtain additional financing in the future in order to fully fund narazaciclib, rigosertib or any other product candidates through the regulatory approval process. Accordingly, we may delay or pause our planned clinical trials, until we secure adequate additional funding. If we seek to proceed with a clinical trial without additional funding, we may receive questions or comments from the FDA, fail to obtain IRB approval, or find it more difficult to enroll patients in the trial. We have scaled down our operations in order to reduce spending on general and administrative functions, research and development, and other clinical trials, but by themselves, those measures may not be sufficient to address our funding needs.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate could fail to gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing and have not generated any revenue from product sales to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 1998. For the years ended December 31, 2023, and 2022, we reported net losses of $18.9 million and $19.0 million, respectively, and we had an accumulated deficit of $482.6 million at December 31, 2023.

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

Until we can generate substantial revenue from product sales, if ever, we expect to continue to seek additional capital through a combination of private and public equity offerings, debt financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include restrictive covenants limiting our ability to take important actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates or formulations that we would otherwise prefer to develop and market ourselves.

Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver, and created uncertainty and liquidity concerns for us, at that time, and in the broader financial services industry remain. There is no guarantee that a similar event will not occur again and that our liquidity will not be adversely affected.

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

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience cost increases. Although we may take measures to mitigate the effects of inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the costs of inflation are incurred.

Risks Related to Our Business and Industry

Our product development efforts may not be successful.

Clinical and non-clinical development is expensive, time-consuming, and uncertain as to the outcome. The focus of our development efforts is currently on narazaciclib and oral rigosertib. Although, we believe that there are opportunities for us to develop narazaciclib, our novel multi kinase inhibitor targeting CDK4/6 as well as other tyrosine kinases, in indications such as endometrial cancer, metastatic breast cancer, mantle cell lymphoma and multiple myeloma, and oral rigosertib in RAS mutated cancers, clinical drug development is expensive, can take many years to complete, and its outcome is inherently uncertain. Even if our clinical development programs are successful, we may not be able to successfully commercialize any product. There can be no assurance that our focus on narazaciclib and oral rigosertib will be successful, and that we will be able to successfully develop a product candidate or, even if we do, that we will be able to successfully commercialize such candidate.

Our future success is dependent primarily on the regulatory approval and commercialization of our product candidates.

Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical studies and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. A failure of one or more preclinical tests or clinical trials can occur at any stage of testing. Changes to product candidates may also impact their performance in subsequent studies.

If we are unable to obtain regulatory approval or designations we may seek, such as orphan designation, for our product candidates in one or more jurisdictions, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of our product candidates.

The results of preclinical testing or earlier clinical studies are not necessarily predictive of future results. Any product candidate we advance into clinical trials may not have favorable results in later-stage clinical trials or receive regulatory approval.

Encouraging results in preclinical testing and earlier clinical studies do not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. Additionally, mechanisms of action, studies in small or single patient populations, and interim study results may not be predictive of later stage studies. The development of a product for one indication may further impact its development for other indications. By example, our phase III study of intravenous rigosertib for HR MDS did not meet its primary endpoints. It is possible that this may impact how regulators or others view the development of rigosertib for alternative indications and via different methods of administration. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted.

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

●	delay or failure in reaching identifying, contracting with, and retaining contract research organizations, or CROs, and clinical trial sites;
●	delay or failure in recruiting and enrolling suitable subjects to participate in a trial and/or retaining subjects;
●	failure to follow the study procedures or applicable regulatory requirements;
●	change in standards of care which may necessitate the modification of our clinical trials or the conduct of new trials;
●	negative or ambiguous study results;
●	manufacturing or product quality issues;
●	the need to conduct additional development work, including clinical trials;
●	unanticipated clinical trial costs or insufficient funding, including paying substantial application user fees;
●	changes in governmental laws, regulations, policies, or administrative actions; and
●	regulatory authority disagreements regarding the design or implementation of our clinical trials.

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

As a result of undesirable side effects or safety or toxicity issues that we may experience in our clinical trials, we may not receive approval to market any product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our product candidates for any or all targeted indications. These side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. They could also result in restrictive labeling for any approved products.

Failure to follow the FDA’s applicable regulatory requirements may result in enforcement action.

If we or our third-party contractors are not able to follow the FDA’s or comparable foreign regulatory authorities’ regulatory requirements, we or they may face enforcement actions that may materially harm our business, including, but not limited to:

●	warning letters, untitled letters, cyber letters or otherwise unacceptable inspectional findings;
●	injunctions, penalties, fines, restitution, consent decrees, corporate integrity agreements, suspension or debarment;
●	suspension or termination of any ongoing clinical studies, imposition of a clinical hold, or regulatory authority refusal to approve pending marketing applications;
●	modification of promotional materials or labeling, provision of corrective information, imposition of post-market requirements including the need for additional testing;
●	restrictions on operations, product seizure or detention, refusal to permit the import or export of products, or product recalls; or
●	adverse publicity.

Changes in product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates are developed through preclinical studies to later-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. During the course of a development program, sponsors may also change the contract manufacturers used to produce the product candidates. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials. Such changes may also require additional testing, notification to, or approval from the FDA or comparable foreign regulatory authority. This could delay completion of clinical trials; require the conduct of bridging clinical trials or studies, or the repetition of one or more clinical trials; increase clinical trial costs; delay approval of our product candidates; and jeopardize our ability to commence product sales and generate revenue.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidate that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of certain disease indications for which we are developing our product candidates. For example, large pharmaceutical companies such as Pfizer, Novartis, Eli Lilly successfully market commercialized CDK 4/6 inhibitors palbociclib, ribociclib and abemaciclib and have done so for a number of years. More recently, G1 Therapeutics secured FDA approval of the CDK 4/6 triaciclib for the prevention of myelosuppression following chemotherapy.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims may be brought against us by subjects enrolled in our clinical trials, and patients, healthcare providers or others using, administering or selling our products in third party studies, expanded access programs, or commercially, if we receive product approval. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, the clinical development and commercialization of our product candidates could be adversely affected or terminated, and we could incur substantial liabilities.

We may engage in future business combinations or collaborations that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.

While we currently have no specific plans to acquire any other specific business, we may, in the future, make acquisitions of, or investments in, or otherwise engage in business combinations or collaborations with companies that we believe have products or capabilities that are a strategic or commercial fit with our current product candidates and business or otherwise offer opportunities for our company. In connection with these acquisitions or investments, we may: issue stock that would dilute our existing stockholders’ percentage of ownership; incur debt and assume liabilities; and incur amortization expenses related to intangible assets or incur large and immediate write-offs.

We may not be able to complete any future business combination or collaborations on favorable terms, if at all. If we do complete a business combination or collaboration, we cannot assure you that it will ultimately strengthen our competitive position or that it will be viewed positively by customers, financial markets or investors. Furthermore, future business combinations could pose numerous additional risks to our operations, including, but not limited to problems integrating the businesses, products or technologies, increases to our expenses, the failure to discover undisclosed liabilities of an acquired asset or transaction partner, diversion of management’s attention from their day-to-day responsibilities, and harm to our operating results or financial condition.

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

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. Cybersecurity attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of our confidential or otherwise protected information, and corruption of data. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability or damage to our reputation, and the further development of our product candidates could be delayed.

Likewise, data privacy or security breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients or other business partners, may be exposed to unauthorized persons or to the public. There can be no assurance that our efforts, or the efforts of our partners and vendors, will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

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

We are highly dependent upon Steven Fruchtman, M.D., President and Chief Executive Officer, Mark Guerin, C.P.A., Chief Operating and Chief Financial Officer, and Victor Moyo, M.D., Chief Medical Officer, and our other executive officers. Although we have employment agreements with the persons named above, these agreements are at-will and do not prevent such persons from terminating their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

The recent COVID-19 pandemic, or the widespread outbreak of any other communicable disease, could adversely impact our business, including our clinical trials, drug manufacturing and nonclinical activities.

We face risks related to epidemics and other outbreaks of communicable diseases, such as the recent COVID-19 pandemic, which could adversely impact our business, including our clinical trials and clinical trial operations. These potential disruptions may include but are not limited to delays or difficulties in clinical site initiation and patient recruitment, patient withdrawals, postponement of planned clinical or preclinical studies, redirection of site resources from studies, study modification, suspension, or termination, the introduction of remote study procedures and modified informed consent procedures, study site changes, direct delivery of investigational products to patient homes requiring state licensing, study deviations or noncompliance, diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, delays in receiving approval from local regulatory authorities to initiate our planned clinical trials, delays in obtaining supplies of our product candidate or other materials that may be necessary for the conduct of our development program, delays in obtaining necessary inspections from the FDA or other regulatory authorities, changing laws and regulations, and changes or delays in site monitoring. The foregoing may require that we consult with relevant review and ethics committees, IRBs, and the FDA. The foregoing may also impact the integrity of our study data, which may not become evident until later in our development programs. The effects of a health crisis may also increase the need for clinical trial patient monitoring and regulatory reporting of adverse effects.

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs, as well as clinical trial sites for the conduct of our clinical trials. There is no guarantee that we will be able to maintain the relationships with these third parties, that we will be able to enter into additional relationships, or that we will be able to find replacement sites or CROs should any of our agreements terminate. We rely on these parties for execution of our preclinical and clinical trials, and we control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and sites does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices, or GLP, and the Animal Welfare Act requirements. We, our clinical trial sites, and our CROs are required to comply with federal regulations and current GCPs, which are international standards meant to protect the rights and health of patients that are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our sites or CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We or they may also face regulatory enforcement. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory approval process. We may also face liability and/or regulatory enforcement action should any of the third parties that we rely upon fail to comply with legal and/or regulatory requirements.

Our CROs and the employees at clinical sites are not our employees, and except for remedies available to us under our agreements with such CROs and sites, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs. If CROs or sites do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Moreover, while we are required to monitor the activities of third parties providing services on our behalf, there is no guarantee that we will be able to detect activities that do not comply with the applicable regulatory requirements or our study plans and protocols. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

We do not own or operate facilities for the manufacture of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently rely on a single source CMO, for the chemical manufacture of active pharmaceutical ingredient for each of our product candidates. To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase the scale of production. We may need to identify additional CMOs for continued production of supply for our product candidates. In addition, regulatory authorities enforce cGMP through periodic inspections and remote regulatory assessments of active pharmaceutical ingredient (API) and drug product manufacturing sites, quality control contract laboratories and distribution centers. If we or our CMO fail to comply with applicable cGMPs, the manufacturing data generated and subsequent API lots and drug product batches in our supply chain may be deemed unreliable. Clinical trials using the product candidate may also be deemed to be unreliable. As such, the FDA or comparable foreign regulatory authorities may require us to perform additional API and drug product manufacturing and manufacturing development before continuing clinical trials or approving our marketing applications, may require us to conduct additional studies, and any such deficient product we supply to any collaboration partner may subject us to certain obligations under relevant agreements. We or our contractors may also face enforcement actions. We have not yet qualified alternate suppliers in the event the current CMOs we utilize are unable to scale production, or if we otherwise experience any problems with them. By example, our third-party manufacturers may not be able to obtain sufficient quantities of any necessary supplies such as due to changing trade policies or supply shortages. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, as we have experienced with respect to our existing CMOs, it could be expensive and take a significant amount of time to arrange for alternative suppliers. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to synthesize and manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMPs and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMPs or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties. Noncompliance with the applicable manufacturing requirements may also require costly corrective and preventative actions. The manufacturing facilities that we use must also be approved by the FDA under a pre-approval inspection. If the facilities cannot pass these inspections, the FDA will not approve our marketing application. These manufacturing facilities will further be subject to continuing regulatory oversight and inspection, and, thus, they must continue to expend time and resources to maintain regulatory compliance.

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

With respect to patent rights, we do not know whether any of the pending patent applications for any of our licensed compounds will result in the issuance of patents that protect our technology or products, or if any of our issued patents will effectively prevent others from commercializing competitive technologies and products. Our pending applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Further, the examination process may require us or our licensor to narrow the claims for our pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue. Because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, issued patents that we own or have licensed from third parties may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in the loss of patent protection, the narrowing of claims in such patents or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and products or limit the duration of the patent protection for our technology and products. Protecting against the unauthorized use of our patented technology, trademarks and other intellectual property rights is expensive, difficult and may in some cases not be possible. In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult.

Even if patents are granted that cover commercially valuable compounds, we may decide to allow such patents to lapse, or if in-licensed, return the patents to the licensor. The effects of doing so are uncertain. In the case of returning granted patents to a licensor, we may encounter a scenario in which we need the patents in the future and are unable to obtain a new license to such patents on commercially reasonable terms or at all. The licensor may license the returned patents to a competitor, who may then enforce the patents against us. In the first quarter of 2023, we returned a portion of the patents that we in-licensed from Temple University back to Temple. The long-term economic effects of doing so are uncertain.

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

We are required to meet certain qualitative and financial tests to maintain the listing of our securities on the Nasdaq Capital Market (Nasdaq). As of March 25, 2024, we were not in compliance with the Nasdaq continued listing requirements related to minimum bid price.

On September 25, 2023, we received a letter from Nasdaq indicating that we failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on Nasdaq maintain a minimum closing bid price of at least $1.00 per share.

Under Nasdaq Listing Rule 5810(c)(3)(A), we had a 180 calendar day grace period, or until March 25, 2024, to regain compliance by meeting the continued listing standard. The continued listing standard will be met if the Company’s common stock has a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day grace period.

We did not regain compliance with the minimum bid price requirement by March 25, 2024. On March 27, 2024, we received a letter from Nasdaq granting the Company a second 180 calendar day period to regain compliance under Nasdaq Listing Rule 5810(c)(3)(A), or until September 23, 2024. Their determination to grant the second compliance period was based on our meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement, and our notification to Nasdaq of its intention to cure the minimum bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

If we do not regain compliance by September 25, 2024, Nasdaq will provide notice that the Company’s common stock will be delisted. At that time, we may appeal the Nasdaq staff’s determination to a Nasdaq Hearings Panel.

We intend to monitor the closing bid price of the Company’s common stock and continue to consider our available options to resolve the noncompliance with the minimum bid price requirement.

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

Provisions in our Tenth Amended and Restated Certificate of Incorporation, as amended, or Certificate of Incorporation, and Amended and Restated Bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that will:

●	permit our board of directors to issue up to 5,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate (as of February 29, 2024, we had no shares of preferred stock issued and outstanding);
●	provide that all vacancies on our board of directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
●	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;
●	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice;
●	not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election; and
●	provide that special meetings of our stockholders may be called only by the board of directors or by such person

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.   CYBERSECURITY

Risk Management and Strategy

We monitor our information systems for potential cybersecurity issues and assess risks from cybersecurity threats as an element of our overall business risks. To protect our information systems from cybersecurity threats, we use various security tools supporting protection, detection, and response/mitigation capabilities. We also alert employees to significant new cybersecurity issues on a regular basis.

We rely heavily on third party service providers for our clinical development activities and cloud-based documentation and communications. A cybersecurity incident at a vendor or other third-party service provider could have a material and adverse impact on our business, results of operations and financial condition. Third-party vendor cybersecurity risks and procedures are evaluated by our Quality Assurance and Regulatory Department during our prequalification process and during subsequent periodic reviews.

We do not specifically utilize assessors, consultants, auditors, or other third parties to evaluate or enhance our cybersecurity programs. On an annual basis, our information technology risks, controls and procedures are reviewed by third-party experts as part of our Sarbanes-Oxley review and testing.

Board Governance and Management

Our board of directors has oversight responsibility for risk management, which it administers directly and with assistance from its committees, primarily the audit committee. Throughout the year, the board and its committees engage with management to discuss a wide range of enterprise risks, including cybersecurity.

The audit committee assists the board of directors by overseeing the steps management has taken to monitor and mitigate cybersecurity threats and risks. The audit committee receives reports annually from management on our cybersecurity strategy and program. Significant changes are reported to the audit committee quarterly. Cybersecurity incidents which are determined by management to be material will be reported immediately to the audit committee.

We take a risk-based approach to cybersecurity and have implemented cybersecurity procedures designed to address cybersecurity threats and risks. The Director – Information Technology, who has a combination of 15 years of professional experience and education, as well as certifications in cybersecurity, leads the Company’s cybersecurity program and is responsible for assessing and managing cybersecurity risk. The Director- Information Technology reviews cybersecurity risks with and reports cybersecurity incidents to the Chief Executive Officer, Chief Operating Officer/Chief Financial Officer, and Senior Director – Financial Reporting.

To date, we are not aware of any cybersecurity incident that has had or is reasonably likely to have a material impact on our business or operations; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for us to be adversely impacted. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action. See “Part I —Item 1A. Risk Factors” for further discussion of these risks.

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

Stockholders

As of February 29, 2024, there were approximately 96 holders of record for shares of our common stock. This does not reflect beneficial stockholders who held their common stock in “street” or nominee name through brokerage firms.

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing novel products for patients with cancer. We have proprietary molecularly targeted agents designed to disrupt specific cellular pathways that are important for cancer cell proliferation. We believe that the product candidates in our pipeline have the potential to be efficacious in a variety of cancers with unmet medical need. We have the following two clinical-stage programs: (1) narazaciclib (ON 123300), a multi-targeted kinase inhibitor in solid tumors and hematological malignancies as a single agent or in combination with other anti-cancer therapies; and (2) rigosertib administered alone or in combination for the treatment of various cancers. We are currently evaluating potential compounds for in-licensing opportunities.

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

Since commencing operations, we have dedicated a significant portion of our resources to the development of our clinical-stage product candidates, particularly narazaciclib and rigosertib. We incurred research and development expenses of $11.4 million and $11.4 million during the years ended December 31, 2023 and 2022, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance narazaciclib and our other programs.

Our net losses were $18.9 million and $19.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $482.6 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met.

As of December 31, 2023 we had $20.8 million in cash and cash equivalents. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the third quarter of 2024; however, based on current projections, we do not have sufficient cash and cash equivalents as of the date of this Annual Report on Form 10-K to support our operations for at least the 12 months following the date that the financial statements are issued. Accordingly, substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued.

Financial Overview

Revenue

During the years ended December 31, 2023 and 2022, our revenues were derived exclusively from activities conducted in accordance with our collaboration arrangement with SymBio.

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

We are recognizing the $7.5 million upfront payment received in 2011 under the SymBio collaboration agreement as revenue on a straight-line basis through December 2037, reflecting our estimate of when we will complete our obligations under the agreement. For the years ended December 31, 2023 and 2022, we recognized revenues of $226,000 and $226,000, respectively, under the SymBio collaboration agreement. In addition, we recognized revenues of $0 and $0 for the years ended December 31, 2023 and 2022, respectively, related to the supply agreement.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2023 and 2022:

	2023	2022
General and administrative	$9,094,000	$8,447,000
Research and development	11,430,000	11,406,000
Total operating expenses	$20,524,000	$19,853,000

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

We record stock-based compensation expense as a component of research and development expenses or general and administrative expenses, depending on the function performed by the optionee. For the years ended December 31, 2023 and 2022, we allocated stock-based compensation as follows:

	Year ended December 31,
	2023	2022
General and administrative	$586,000	$538,000
Research and development	715,000	617,000
	$1,301,000	$1,155,000

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

	Year ended December 31,
	2023	2022	Change
Revenue	$226,000	$226,000	$—
Operating expenses:
General and administrative	9,094,000	8,447,000	(647,000)
Research and development	11,430,000	11,406,000	(24,000)
Total operating expenses	20,524,000	19,853,000	(671,000)
Loss from operations	(20,298,000)	(19,627,000)	(671,000)
Other income, net	1,350,000	663,000	687,000
Net loss	$(18,948,000)	$(18,964,000)	$16,000

Revenues

Revenues for 2023 were consistent with 2022 and were due to the recognition of deferred revenue from our collaboration with SymBio.

General and administrative expenses

General and administrative expenses increased by $0.6 million or 7.7%, to $9.1 million for the year ended December 31, 2023 from $8.4 million for the year ended December 31, 2022. The increase was attributable primarily to $0.6 million higher expenses for investor relations, proxy solicitation, and fees related to our shareholder meetings in the 2023 period, $0.3 million higher professional and consulting fees, and $0.2 million higher stock-based compensation costs in 2023. These increases were partially offset by $0.3 million lower insurance and other costs and lower personnel related costs of $0.1 million in the 2023 period due to lower bonus accrual and headcount.

The details of our general and administrative expenses are:

	Year Ended December 31,
	2023	2022
Professional & consulting fees	$2,162,000	$1,824,000
Stock based compensation	715,000	538,000
Personnel related	3,264,000	3,408,000
Public company costs	1,968,000	1,382,000
Insurance & other	985,000	1,295,000
	$9,094,000	$8,447,000

Research and development expenses

Research and development expenses were flat in 2023 compared to 2022 at $11.4 million. There was an increase of $0.3 million in consulting fees, which was offset by decreases of $0.1 million preclinical and clinical development, as well as $0.1 million lower manufacturing and formulation costs.

The details of our research and development expenses are:

	Year ended December 31,
	2023	2022
Preclinical & clinical development	$4,060,000	$4,206,000
Personnel related	2,400,000	2,399,000
Manufacturing, formulation & development	2,798,000	2,851,000
Stock based compensation	586,000	617,000
Consulting fees	1,586,000	1,333,000
	$11,430,000	$11,406,000

Other income, net

Other income, net, increased by $0.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due primarily to $0.7 million higher interest income in the 2023 period, partially offset by $49,000 higher foreign currency exchange loss in the 2023 period.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $18.9 million and $19.0 million for the years ended December 31, 2023 and 2022, respectively. Our operating activities used $17.9 million and $16.3 million of net cash during the year ended December 31, 2023 and 2022, respectively. At December 31, 2023, we had an accumulated deficit of $482.6 million, working capital of $13.4 million, and cash and cash equivalents of $20.8 million. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and business operations into the third quarter of 2024; however, based on current projections, we do not have sufficient cash and cash equivalents as of the date of this Annual Report on Form 10-K to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern through the one-year period after the date that the financial statements are issued. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, we may have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us.

We will require substantial additional financing to fund our ongoing clinical trials and operations, and to continue to execute our strategy. To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to explore various dilutive and non-dilutive sources of funding, including equity financings, strategic alliances, business development and/or combinations, and other sources. The future success of the Company is dependent upon our ability to obtain additional funding. There can be no assurance, however, that we will be successful in obtaining such funding in sufficient amounts, on terms acceptable to us, or at all. The failure to obtain sufficient capital on acceptable terms when needed would have a material adverse effect on our business, results of operations, and financial condition. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued.

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

Cash Flows

The following table summarizes our cash flows for the year ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(17,932,000)	$(16,294,000)
Investing activities	(14,000)	—
Financing activities	—	—
Effect of foreign currency translation	10,000	(19,000)
Net decrease in cash and cash equivalents	$(17,936,000)	$(16,313,000)

Net cash used in operating activities

Net cash used in operating activities was $17.9 million for the year ended December 31, 2023 and consisted primarily of a net loss of $18.9 million, including $1.3 million of noncash stock-based compensation and depreciation expense. Changes in operating assets and liabilities resulted in a net decrease in cash of $0.3 million. Significant changes in operating assets and liabilities included a $1.3 million increase in prepaid assets and other current assets related to our agreements with clinical and manufacturing vendors, partially offset by $1.2 million higher accounts payable and accrued liabilities as a result of the timing of clinical trial and other accruals, and receipt and payment of vendor invoices. Deferred revenue decreased $0.2 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

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

Net cash used in investing activities

Net cash used in investing activities was $14,000 in the 2023 period related to information technology asset purchases. There was no net cash used in investing activities in the 2022 period.

Net cash provided by financing activities

There was no net cash used in or provided by financing activities in the 2023 or 2022 periods.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2024 to be higher than 2023 due to clinical trials with narazaciclib and increased headcount in our clinical and regulatory groups. We also expect an increase in costs for potential in-licensing, the timing of which will be determined by the timing of any potential in-licensing. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that, currently, our non-cancelable obligations under these agreements are not material. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the third quarter of 2024; however, based on current projections, we do not have sufficient cash and cash equivalents as of the date of this Annual Report on Form 10-K to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern through the one-year period after the date that the financial statements are issued.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued new guidance on the accounting for credit losses on financial instruments. The guidance was amended in November 2019. The new guidance introduces an expected loss model for estimating credit losses, replacing the incurred loss model. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses (and subsequent recoveries). The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those years, for companies deemed to be smaller reporting companies, with early adoption permitted. We adopted the guidance effective January 1, 2023. The guidance did not have a material effect on our consolidated financial statements.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2023 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Notice of Delisting or Failure to Satisfy a Continuing Listing Rule or Standard; Transfer of Listing.

On September 25, 2023, the Company received a letter from The Nasdaq Capital Market (“Nasdaq”) indicating that the Company has failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on Nasdaq maintain a minimum closing bid price of at least $1.00 per share.

Under Nasdaq Listing Rule 5810(c)(3)(A), the Company had a 180 calendar day grace period, or until March 25, 2024, to regain compliance by meeting the continued listing standard. The continued listing standard will be met if the Company’s common stock has a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180 calendar day grace period.

The Company did not regain compliance with the minimum bid price requirement by March 25, 2024. On March 27, 2024, the Company received a letter from Nasdaq granting the Company a second 180 calendar day period to regain compliance under Nasdaq Listing Rule 5810(c)(3)(A), or until September 23, 2024. Their determination to grant the second compliance period was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement, and its notification to Nasdaq of its intention to cure the minimum bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

If the Company does not regain compliance by September 25, 2024, Nasdaq will provide notice that the Company’s common stock will be delisted. At that time, the Company may appeal the Nasdaq Staff’s determination to a Nasdaq Hearings Panel.

The Company intends to monitor the closing bid price of the Company’s common stock and continue to consider its available options to resolve the noncompliance with the minimum bid price requirement.

There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item will be set forth in the Proxy Statement for the 2024 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics” and “Corporate Governance” and is incorporated herein by reference.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements: See Index to Consolidated Financial Statements on page F-1.
(3)	Exhibits: See Exhibits Index on pages 61 to 65

ITEM 16.   FORM 10-K SUMMARY

Information with respect to this item is not required and has been omitted at the Company’s option.

EXHIBITS INDEX

Exhibit Number	Exhibit Description
3.1	Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 25, 2013).
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

10.15.3+

Employment Agreement, dated as of October 2, 2023, by and between Onconova Therapeutics, Inc. and Victor Mandia Moyo, MBChB (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023).

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

10.41+	Onconova Therapeutics, Inc. 2021 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2022).
21.1#	Subsidiaries of Onconova Therapeutics, Inc.
23.1#	Consent of Ernst & Young, LLP.
31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1##	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2##	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97#	Compensation Recoupment Policy of Onconova Therapeutics, Inc., dated as of December 1, 2023.
101.INS	XBRL Instance – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Portions of the exhibit have been omitted.

# Filed herewith.

## Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2024
Onconova Therapeutics, Inc.

	By:	/s/ STEVEN M. FRUCHTMAN, M.D.
Steven M. Fruchtman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN M. FRUCHTMAN, M.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	April 1, 2024
Steven M. Fruchtman, M.D.

/s/ MARK GUERIN	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2024
Mark Guerin

/s/ JAMES J. MARINO	Chairman, Board of Directors	April 1, 2024
James J. Marino

/s/ Peter Atadja PH.D.	Director	April 1, 2024
Peter Atadja, Ph.D.

/s/ Trafford Clarke, PH.D.	Director	April 1, 2024
Trafford Clarke, Ph.D.

/s/ JEROME E. GROOPMAN, M.D.	Director	April 1, 2024
Jerome E. Groopman, M.D.

/s/ VIREN MEHTA, PH.D.	Director	April 1, 2024
J Viren Mehta, Ph.D.

/s/ MARY TERESA SHOEMAKER	Director	April 1, 2024
Mary Teresa Shoemaker

/s/ JACK E. STOVER	Director	April 1, 2024
Jack E. Stover

ONCONOVA THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Onconova Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Onconova Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Clinical Trial Expense Accruals

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company records accruals for estimated costs of research and development activities that include contract services for clinical trials. At December 31, 2023, the Company recorded accrued expenses for clinical trial accruals, which are included in accrued expenses and other current liabilities on the consolidated balance sheet. Clinical trial activities performed by third parties are accrued based upon estimates of the proportion of work completed over the life of the individual clinical trial in accordance with agreements established with contract research organizations, clinical trial sites and other third parties.

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

How We Addressed the Matter in Our Audit

To test the clinical trial expense accruals, our audit procedures included, among others, testing the completeness and accuracy of the inputs used in the estimates and evaluating the significant assumptions including, but not limited to, patient activity and costs per patient, that are used by management to estimate the recorded accruals. To assess the reasonableness of the significant assumptions, our audit procedures included, on a sample basis, agreeing the cost per patient to the Company’s contracts with third parties, corroborating the progress of clinical trials with the Company’s clinical personnel and confirming certain data directly with third parties. To evaluate the completeness of the accruals, we also examined subsequent invoices from the third parties and cash disbursements to the third parties, to the extent such invoices were received, or payments were made, prior to the date that the consolidated financial statements were issued.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Philadelphia, Pennsylvania

April 1, 2024

ONCONOVA THERAPEUTICS, INC.

Consolidated Balance Sheets

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$20,821,000	$38,757,000
Receivables	18,000	29,000
Prepaid expenses and other current assets	1,821,000	561,000
Total current assets	22,660,000	39,347,000
Property and equipment, net	22,000	24,000
Other non-current assets	1,000	1,000
Total assets	$22,683,000	$39,372,000
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,619,000	$3,860,000
Accrued expenses and other current liabilities	3,375,000	3,960,000
Deferred revenue	226,000	226,000
Total current liabilities	9,220,000	8,046,000
Deferred revenue, non-current	2,791,000	3,017,000
Total liabilities	12,011,000	11,063,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 21,003,409 and 20,925,992 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	210,000	209,000
Additional paid in capital	493,116,000	491,816,000
Accumulated deficit	(482,631,000)	(463,683,000)
Accumulated other comprehensive loss	(23,000)	(33,000)
Total stockholders’ equity	10,672,000	28,309,000
Total liabilities and stockholders’ equity	$22,683,000	$39,372,000

See accompanying notes to consolidated financial statements.

ONCONOVA THERAPEUTICS, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2023	2022
Revenue	$226,000	$226,000
Operating expenses:
General and administrative	9,094,000	8,447,000
Research and development	11,430,000	11,406,000
Total operating expenses	20,524,000	19,853,000
Loss from operations	(20,298,000)	(19,627,000)
Other income, net	1,350,000	663,000
Net loss	(18,948,000)	(18,964,000)
Net loss per share, basic and diluted	$(0.90)	$(0.91)
Basic and diluted weighted average shares outstanding	20,988,863	20,908,235

See accompanying notes to consolidated financial statements.

ONCONOVA THERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss

	Years ended December 31,
	2023	2022
Net loss	$(18,948,000)	$(18,964,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	10,000	(19,000)
Other comprehensive income (loss), net of tax	10,000	(19,000)
Comprehensive loss	$(18,938,000)	$(18,983,000)

See accompanying notes to consolidated financial statements.

ONCONOVA THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity

	Stockholders’ Equity
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	deficit	income (loss)	Total
Balance at December 31, 2021	20,895,563	$209,000	$490,644,000	$(444,719,000)	$(14,000)	$46,120,000
Net loss	—	—	—	(18,964,000)	—	(18,964,000)
Other comprehensive loss	—	—	—	—	(19,000)	(19,000)
Stock-based compensation	—	—	1,172,000	—	—	1,172,000
Shares issued for vested restricted stock units	30,429	—	—	—	—	—
Balance at December 31, 2022	20,925,992	$209,000	$491,816,000	$(463,683,000)	$(33,000)	$28,309,000

Net loss	—	—	—	(18,948,000)	—	(18,948,000)
Other comprehensive loss	—	—	—	—	10,000	10,000
Stock-based compensation	—	—	1,301,000	—	—	1,301,000
Shares issued for vested restricted stock units	77,417	1,000	(1,000)	—	—	—
Balance at December 31, 2023	21,003,409	$210,000	$493,116,000	$(482,631,000)	$(23,000)	$10,672,000

See accompanying notes to consolidated financial statements.

ONCONOVA THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022
Operating activities:
Net loss	$(18,948,000)	$(18,964,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,000	14,000
Stock compensation expense	1,301,000	1,172,000
Changes in assets and liabilities:
Receivables	11,000	(1,000)
Prepaid expenses and other current assets	(1,260,000)	(229,000)
Other assets	—	9,000
Accounts payable	1,759,000	1,103,000
Accrued expenses and other current liabilities	(585,000)	828,000
Deferred revenue	(226,000)	(226,000)
Net cash used in operating activities	(17,932,000)	(16,294,000)

Investing activities:
Payments for purchase of property and equipment	(14,000)	—
Net cash used in investing activities	(14,000)	—

Effect of foreign currency translation on cash	10,000	(19,000)
Net decrease in cash and cash equivalents	(17,936,000)	(16,313,000)
Cash and cash equivalents at beginning of period	38,757,000	55,070,000
Cash and cash equivalents at end of period	$20,821,000	$38,757,000

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

Liquidity

The Company has incurred recurring operating losses since inception. For the year ended December 31, 2023, the Company incurred a net loss of $18,948,000 and as of December 31, 2023 the Company had generated an accumulated deficit of $482,631,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At December 31, 2023, the Company had cash and cash equivalents of $20,821,000. Based on current projections, the Company does not have sufficient cash and cash equivalents as of the date of this Annual Report on Form 10-K to support its operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the one year period after the date that the financial statements are issued. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, the Company may have based this estimate on assumptions that may prove to be wrong, and the Company's operating plan may change as a result of many factors currently unknown to the Company.

The Company will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to explore various dilutive and non-dilutive sources of funding, including equity financings, strategic alliances, business development and/or combinations, and other sources. The future success of the Company is dependent upon its ability to obtain additional funding. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. The failure to obtain sufficient capital on acceptable terms when needed would have a material adverse effect on the Company’s business, results of operations, and financial condition. Accordingly, management has concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date that these financial statements are issued.

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

At December 31, 2023 the Company had $20,559,000 of its cash and cash equivalents in a Morgan Stanley Institutional Liquidity Fund. The fund is a AAA rated money market fund that invests in a portfolio of liquid, high-quality debt securities issued by the U.S. government. The fund resides in a custodial account held by U.S. Bank for which SVB Asset Management is the advisor.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturity from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposit, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. During the year ended December 31, 2023, the Company received $1,391,000 of interest income primarily from a money market mutual fund that invests primarily in U.S. government obligations. The interest income is included in Other income, net in the Statement of Operations.

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

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceeds their fair value, which is measured based on the projected discounted future net cash flows generated from the assets. No impairment losses have been recorded through December 31, 2023.

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

Clinical Trial Expense Accruals

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2023 and 2022, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period, excluding the dilutive effects of stock options and warrants. Diluted net loss per share of common stock is computed by dividing the net loss applicable to common stockholders by the sum of the weighted-average number of shares of Common Stock outstanding during the period plus the potential dilutive effects of stock options and warrants outstanding during the period calculated in accordance with the treasury stock method but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of Common Stock for the years ended December 31, 2023 and 2022.

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

3. Property and Equipment

Property and equipment and related accumulated depreciation are as follows:

	December 31,
	2023	2022
Computer and office equipment	$84,000	$70,000
Less accumulated depreciation	(62,000)	(46,000)
	$22,000	$24,000

Depreciation and amortization expense was $16,000 and $14,000 for the years ended December 31, 2023 and 2022, respectively.

4. Warrants

Common stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging-Contracts in Entity’s Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.

Warrants outstanding at December 31, 2022 and 2023, and warrant activity for the year ended December 31, 2023 is as follows (reflects the number of common shares as if the warrants were converted to common stock):

				Balance				Balance
		Exercise	Expiration	December 31,	Warrants	Warrants	Warrants	December 31,
Description	Classification	Price	Date	2022	Issued	Exercised	Expired	2023
Non-tradable pre-funded warrants	Equity	$2.25	July 2023	26	—	—	(26)	—
Non-tradable pre-funded warrants	Equity	$2.25	none	3,522	—	—	—	3,522
Non-tradable pre-funded warrants	Equity	$2.25	none	4,974	—	—	—	4,974
Non-tradable warrants	Equity	$30.00	September 2023	7,306	—	—	(7,306)	—
Non-tradable warrants	Equity	$3.00	November 2024	244,500	—	—	—	244,500
Non-tradable warrants	Equity	$6.54375	December 2024	16,953	—	—	—	16,953
Non-tradable warrants	Equity	$6.75450	December 2024	46,263	—	—	—	46,263
Non-tradable warrants	Equity	$6.77850	December 2023	29,968	—	—	(29,968)	—
				353,512	—	—	(37,300)	316,212

5. Net Loss Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Basic and diluted net loss per share of common stock:
Net loss attributable to Onconova Therapeutics, Inc.	$(18,948,000)	$(18,964,000)
Weighted average shares of common stock outstanding	20,988,863	20,908,235
Net loss per share of common stock—basic and diluted	$(0.90)	$(0.91)

The following potentially dilutive securities outstanding at December 31, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive (reflects the number of common shares as if the dilutive securities had been converted to common stock):

	December 31,
	2023	2022
Warrants	307,716	344,990
Stock options	2,311,021	1,397,763
	2,618,737	1,742,753

6. Revenue

The Company recognized revenue under its license and collaboration agreement with SymBio as follows (See Note 14):

	Year ended December 31,
	2023	2022
Symbio
Upfront license fee recognition over time	$226,000	$226,000

Deferred revenue is as follows:

Symbio
Upfront Payment
Deferred balance at December 31, 2022	$3,243,000
Recognition to revenue	(226,000)

Deferred balance at December 31, 2023	$3,017,000

7. Balance Sheet Detail

Prepaid expenses and other current assets are as follows:

	December 31,
	2023	2022
Research and development	$1,060,000	$233,000
Manufacturing	186,000	97,000
Insurance	174,000	191,000
Other	401,000	40,000
	$1,821,000	$561,000

Accrued expenses and other current liabilities are as follows:

	December 31,
	2023	2022
Research and development	$2,196,000	$2,593,000
Employee compensation	1,002,000	1,187,000
Professional fees	177,000	180,000
	$3,375,000	$3,960,000

8. Fair Value Measurements

At both December 31, 2023 and 2022, the Company had no financial assets and liabilities measured at fair value on a recurring basis, other than cash equivalents which are valued using Level 1 inputs.

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

Income taxes have been based on the following income (loss) before income tax expense:

	December 31,
	2023	2022
Domestic	$(18,949,000)	$(18,977,000)
Foreign	1,000	13,000
	$(18,948,000)	$(18,964,000)

As of December 31, 2023, the Company had federal net operating loss (NOL) carry forwards of $302,078,000, state NOL carry forwards of $265,482,000 and federal research and development tax credit carry forwards of $93,031,000, which may be available to reduce future taxable income. The federal NOL, that was generated before the 2023 tax year, and the tax credit carry forwards will be begin to expire at various dates starting in 2023. The state NOL carry forwards will begin to expire at various dates starting in 2025. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% within a three-year period results in an annual limitation on the Company’s ability to utilize its NOL carryforwards created during the tax periods prior to the change in ownership. The Company has determined that they have gone through an ownership change during 2018 and has not completed an ownership change analysis pursuant to Section 382. Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal and state income tax authorities.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. The Company recognized no material adjustment for unrecognized income tax benefits. Through December 31, 2023, the Company had no unrecognized tax benefits or related interest and penalties accrued.

The principal components of the Company’s deferred tax assets are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryovers	$74,029,000	$73,394,000
R&D tax credits	93,031,000	90,522,000
Non-qualified stock options	641,000	2,135,000
Deferred revenue	752,000	809,000
Fixed assets	1,000	—
Accrued expenses	486,000	395,000
Capitalized research and development costs	5,339,000	2,867,000
Healthcare withholding - SARs	12,000	12,000
Deferred tax assets	174,291,000	170,134,000

Less valuation allowance	(174,291,000)	(170,134,000)
Net deferred tax assets	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2023. The Company experienced a net change in valuation allowance of $4,157,000 and $3,720,000 for the years ended December 31, 2023 and 2022, respectively.

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	December 31,
	2023	2022
Federal income tax expense at statutory rate	21.0%	21.0%
Permanent items	(0.1)	—
State income tax, net of federal benefit	5.4	1.3
State expirations	(8.6)	—
Tax credits	17.7	9.5
Change in valuation allowance	(21.9)	19.6
Deferred tax adjustment	(9.4)	(0.2)
State tax rate change	—	(50.2)
Other	(4.1)	(1.0)
Effective income tax rate	—%	—%

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

The 2021 Incentive Compensation Plan (the 2021 Plan) was approved by the Company’s shareholders on July 30, 2021. Upon stockholders’ approval of the 2021 Plan, no further awards will be made under the Amended 2018 Plan. Under the 2021 Plan, the Company may grant incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors and consultants, and advisors. The maximum aggregate number of shares of the Company’s common stock that may be issued under the 2021 Plan is 2,000,000. At December 31, 2023, there were 942,848 shares available for future issuance.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense related to stock options and restricted stock units as follows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
General and administrative	$586,000	$538,000
Research and development	715,000	617,000
	$1,301,000	$1,155,000

A summary of stock option activity for the twelve months ended December 31, 2023 is as follows:

	Options Outstanding
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Balance, December 31, 2022	1,397,763	$7.15	9.18	$—
Granted	1,108,526	$0.85	9.46	—
Exercised	—	$—	—	$—
Forfeitures/adjustments	(195,278)	$1.85	—
Balance, December 31, 2023	2,311,011	$3.04	8.53	$20,814
Exercisable at December 31, 2023	961,968	$5.75	7.56	$2,597

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

As of December 31, 2023, there was $1,027,000 of unrecognized compensation expense related to the unvested stock options which is expected to be recognized over a weighted-average period of approximately 1.40 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

	Year ended December 31,
	2023		2022
Risk-free interest rate	4.0%		2.7%
Expected volatility	122.8%		121.1%
Expected term	5.74	years	5.77	years
Expected dividend yield	0%		0%
Weighted average grant date fair value	$0.85		$1.19

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected term of options: Due to its lack of sufficient historical data, the Company estimates the expected life of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.
●	Expected stock price volatility: Expected volatility is based on the historical volatility of the Company’s Common Stock.
●	Expected annual dividend yield: The Company has never paid, and does not expect to pay, dividends in the foreseeable future. Accordingly, the Company assumed an expected dividend yield of 0.0%.

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

A summary of RSU activity for the twelve months ended December 31, 2023 is as follows:

	2021 RSU	2022 RSU	2022 RSU2	2023 RSU
Outstanding and unvested January 1, 2023	60,871	130,710	24,200	-
Granted	-	-	-	169,217
Vested	(25,784)	(43,567)	(8,066)	-
Forfeited/Cancelled	(9,300)	(12,667)	(5,134)	(33,334)
Outstanding and unvested December 31, 2023	25,787	74,476	11,000	135,883

At December 31, 2023, the unrecognized compensation cost related to unvested service-based RSUs was $236,000, which will be recognized over the remaining service period of 0.95 years.

Grants of PSUs and SARs

During 2020 and 2021, the compensation committee of the board of directors and the board approved a cash bonus program of cash-settled stock appreciation right (“SAR”) awards to the Company’s employees and non-employee directors, and cash-settled performance stock unit (“PSU”) awards to the Company’s employees. These awards were granted outside of the 2018 Plan and the 2021 Plan. As the Company’s stock price has decreased since these awards, their impact on the results of operations and balance sheet of the Company are not material as of and for the years ended December 31, 2023 and 2022.

11. Employee Benefit Plan

The Company has a 401(k) Retirement Savings Plan. Employees are eligible to participate in the plan as soon as they join the Company if they are at least 21 years of age and work a minimum of 1,000 hours per year. The Company matches $0.75 for every dollar of the first 6% of payroll that employees invest, up to the legal limit. Employer contributions vest immediately. For the years ended December 31, 2023 and 2022, the Company contributed $163,000 and $131,000, respectively.

12. Commitments and Contingencies

Employment agreements

The Company has entered into employment agreements with certain of its executives. The agreements provide for, among other things, salary, bonus and severance payments.

13. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (Temple), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through December 31, 2023 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company. No sublicense fees were incurred during 2023 or 2022.

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

The Company is eligible to receive clinical, regulatory and sales-based milestone payments. The Company is also eligible to receive tiered double-digit royalties based on net sales in the Knight Territory.

The Knight License Agreement is for a term of 15 years from the launch on a country-by-country basis in the Knight Territory and contains customary provisions for termination by either party in the event of breach of the Knight License Agreement by the other party (subject to a cure period), bankruptcy of the other party, or challenges to the patents by any sublicensee or assignee.

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

The License Agreement is for a term of 15 years from the launch on a country-by-country basis in the Territory and contains customary provisions for termination by either party in the event of breach of the License Agreement by the other party (subject to a cure period), bankruptcy of the other party, or challenges to the patents by any sublicensee or assignee.