Form 10-K/A
period 2023-12-31
Traws Pharma, Inc.
filed 2024-04-29
CIK 1130598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-36020

Traws Pharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3627252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Penns Trail, Newtown, PA	18940
(Address of principal executive offices)	(Zip Code)

(267) 759-3680

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	TRAW	The Nasdaq Stock Market LLC

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

There were 25,301,009 shares of common stock outstanding as of April 15, 2024.

TRAWS PHARMA, INC.

FORM 10-K/A

For Fiscal Year Ended December 31, 2023

i

EXPLANATORY NOTE

Traws Pharma Therapeutics, Inc., sometimes referred to as “we,” “our,” or the “Company” is filing this Amendment No. 1 on Form 10-K/A, or this Amendment, to its Annual Report on Form 10-K for the year ended December 31, 2023, originally filed on April 1, 2024, or the “Original Report,” for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

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

Name	Age	Position(s) with Traws Pharma, Inc.	Served as Director From
Werner Cautreels, Ph.D.	71	Director and Chief Executive Officer	2024
Iain Dukes, D. Phil.	65	Executive Chairman	2024
Nikolay Savchuk, Ph.D.	55	Director and Chief Operating Officer	2024
Trafford Clarke, Ph.D.	66	Director	2022
James J. Marino	74	Director	2015
M. Teresa Shoemaker	63	Director	2020
Jack E. Stover	71	Director	2016

Werner Cautreels, Ph.D. Dr. Cautreels has served as a director and CEO of the Company since April 1, 2024. Dr. Werner Cautreels is a highly accomplished biopharmaceutical executive with a core emphasis in research and development in various therapeutic areas, who brings a deep understanding of clinical and regulatory strategy. During his 40-year plus career, his work has touched on cardiovascular, autoimmune, oncology, rare disease, and vaccines. Dr. Cautreels was President and CEO of Selecta Biosciences from July 2010 until 2018. Prior to Selecta Biosciences, Dr. Cautreels served as Global CEO of Solvay Pharmaceuticals until it was acquired by Abbott Laboratories in 2010. Prior to joining Solvay, he worked at Sanofi, Sterling Winthrop and Nycomed-Amersham in a variety of research and development management positions in Europe and the United States. Dr. Cautreels was also a Director of Innogenetics NV (Gent, Belgium) and of Arqule Inc. (Woburn, Massachusetts). Until April 2019, Dr. Cautreels was Director and Chair of the Audit Committee of Galapagos NV (Mechelen, Belgium). Dr. Cautreels currently serves on the board of directors of Third Pole Therapeutics, a privately held company developing critical life-sustaining therapies for people living with cardiopulmonary and infectious diseases, and on the advisory board of Thuja Capital, an early-stage venture capital firm. Dr. Cautreels also currently serves as CEO of Cristal Therapeutics (Maastricht, The Netherlands) and Chairman of MRM Health (Gent, Belgium). Dr. Cautreels has a Ph.D. in chemistry from the University of Antwerp, Belgium, and an Executive M.B.A. from Harvard Business School.

Our Board of Directors believes that Dr. Cautreels’s experience holding senior leadership positions in the pharmaceutical industry and his specifically as a prior CEO in the pharmaceutical industry, provide him with the qualifications and skills to serve as a director, provide him with the qualifications and skills to serve as a director.

Iain Dukes, D. Phil. Dr. Dukes has served as Executive Chairman since April 1, 2024. Dr. Dukes is a Venture Partner of OrbiMed, a global investment firm, since 2016. He previously served as Senior Vice President and Head of Business Development and Licensing for Merck Research Laboratories. Prior to joining Merck, Dr. Dukes was Vice President of External Research and Development at Amgen. He has also served as President and Chief Executive Officer, as well as a member of the Board of Directors of Essentialis Therapeutics, a clinical stage biotechnology company focused on the development of breakthrough medicines for the treatment of rare metabolic diseases. Previously, Dr. Dukes was Vice President of Scientific and Technology Licensing at GlaxoSmithKline, and he held various positions at Glaxo Wellcome, including Head of Exploratory Development for Metabolic and Urogenital Diseases and Head of Ion Channel Drug Discovery Group. Dr. Dukes is currently the chairman of the board of directors of Iovance Biotherapeutics, Inc. (Nasdaq: IOVA) and Executive Chairman of Angiex Inc. and also serves on the board of directors of Ikena Oncology (Nasdaq: IKNA), NeRRe Therapeutics, ENYO Therapeutics, Feldan Therapeutics and Rathlin Therapeutics. Dr. Dukes also co-founded and serves on the board of directors of Kartos Therapeutics, and co-founded Telios Pharma, where he serves as President. He holds an M.A. in Jurisprudence. and D.Phil. from the University of Oxford, an M.Sc. in Cardiovascular Studies from the University of Leeds, and a B.Sc. in Pharmacology from the University of Bath.

Our Board of Directors believes that Dr. Dukes’ experience holding senior leadership positions in the pharmaceutical industry and his specific skills, developing, financing and managing organizations in the pharmaceutical industry, provide him with the qualifications and skills to serve as a director, provide him with the qualifications and skills to serve as a director.

Nikolay Savchuk, Ph.D. Dr. Savchuck has served as director and COO since April 1, 2024. Dr. Savchuk is the co-founder and Managing Member at Torrey Pines Investment LLC, a life-science investment company, since 2002. Dr. Savchuk is also the Managing General Partner of Teal Ventures, LP, a venture capital firm focused on early-stage investing in health technology, since October 2018. Prior to joining life science investment and research in the United States, Dr. Savchuk held various business and research management positions in the IT industry with companies in Singapore and Russia. Dr. Savchuk is currently the executive chairman of the board of directors of Viriom Inc., a company dedicated to advancing a pipeline of effective and affordable treatments for diseases of global interest, and chairman of the board of directors of ChemDiv Inc., a company dedicated to partnering in discovery and development of breakthrough therapies based on its unique chem-bio platforms. Dr. Savchuk obtained his M.S. degree in physics and his Ph.D. in applied mathematics from Moscow Institute of Physics and Technology.

Our Board of Directors believes that Dr. Savchuk’s experience in biotech investments, drug development and operations provide him with the qualifications and skills to serve as a director.

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

James J. Marino.   Mr. Marino has served as a Director since July 2015 and served as Chairman of the Board of Directors since August 2020. Prior to July 2015, Mr. Marino was a Partner at the global law firm of Dechert LLP for 28 years, where he served as Managing Partner of the Princeton Office. Mr. Marino served as the outside counsel for the Company from its inception through and including its initial public offering. On March 8, 2017, Mr. Marino was appointed to the Board of Directors and as chairperson of the compensation committee of Celldex Therapeutics, Inc. Previously, he served on the Board of Directors of Pharmacopeia Drug Discovery, Inc. from 2000 to 2006. He has worked in advisory capacities and on the boards of multiple non-profit organizations. He was a co-founder of BioNJ, a trade association of biotechnology companies based in New Jersey, and served as its counsel. He is currently a Life Trustee of Wake Forest University. Mr. Marino received his B.A., J.D. and MBA from Rutgers University.

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

Jack E. Stover.   Mr. Stover has served as a member of our Board of Directors since May 2016. Since March 2021, Mr. Stover has been Chief Executive Officer of NorthView Acquisition Corp. From June 2022 until November 2022 when he resigned Mr. Stover was director and Chairman of the Audit Committee of PharmaCyte Biotech, a Nasdaq company. From December 2015 until June 2016, Mr. Stover served as Interim President and CEO of Interpace Diagnostics Group, Inc. (“Interpace”) and, since August 2005, served on the Board of Directors of Interpace and was chairman of Interpace’s audit committee from August 2005 until December 2015. Mr. Stover has been a member of the board of directors of Stero Therapeutics, Inc. since February 2024. In June 2016 until December 2020, Mr. Stover was President, CEO and Director of Interpace, which in 2019 changed its name to Interpace Biosciences, Inc. From June 2016 to December 2016, Mr. Stover was chairman of the audit committee and a member of the Board of Directors of Viatar CTC Solutions, Inc. From 2004 to 2008, he served as Chief Executive Officer, President and Director of Antares Pharma, Inc., a publicly held specialty pharmaceutical company then listed on the American Stock Exchange and subsequently Nasdaq. In addition to other relevant experience, Mr. Stover was also formerly a partner with PricewaterhouseCoopers (then Coopers and Lybrand), working in the bioscience industry division in New Jersey. Mr. Stover received his B.A. in Accounting from Lehigh University and is a Certified Public Accountant.

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

Executive Officers

The following table sets forth certain information regarding our executive officers who are not also directors.

Name	Age	Position(s) with Traws Pharma, Inc.
Steven M. Fruchtman, M.D.	72	President and Chief Scientific Officer, Oncology
Mark P. Guerin	55	Chief Financial Officer
C. David Pauza, Ph.D.	70	Chief Scientific Officer, Virology
Robert Redfield, M.D.	72	Chief Medical Officer
Victor Moyo, M.D.	56	Chief Medical Officer, Oncology

Steven M. Fruchtman, M.D. Dr. Fruchtman was appointed President in June 2018 and continues to serve as President and Chief Scientific Officer, Oncology. He served as a member of our Board of Directors and as our Chief Executive Officer from January 2019 to April 2024. Dr. Fruchtman served as our Chief Medical Officer and Senior Vice President, Research and Development from January 2015 to November 2018. Dr. Fruchtman is a board certified hematologist with extensive industry experience in clinical research for myelodysplastic syndromes, hematologic malignancies and solid tumors.

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

C. David Pauza, Ph.D. Dr. Pauza has served as the Chief Scientific Officer, Virology of the Company since April 1, 2024. From 2021 to 2024, Dr. Pauza served as Chief Science Officer of both Trawsfynydd Therapeutics, Inc. and Viriom, Inc., which held the rights to an influenza therapeutic drug, which was sublicensed to Trawsfynydd Therapeutics, Inc. Dr. Pauza previously served as Chief Science Officer of American Gene Technologies International, Inc. from 2016 to 2021, where he lead development of a cell and gene therapy for HIV disease and developed a robust intellectual property portfolio in cancer and infectious diseases. Before joining the biotechnology industry, Dr. Pauza had a 35 year career in academic research at the University of Maryland, Baltimore. Dr. Pauza obtained his B.A. from San Jose State University, his Ph.D. from University of California, Berkeley and his Post Doctorate from the Medical Research Counsel, United Kingdom.

Robert Redfield, M.D. Dr. Redfield has served as Acting Chief Medical Officer of the Company since April 1, 2024. From 2021 to 2023, Dr. Redfield served as Senior Public Health Advisor to Governor Hogan and the State of Maryland. Dr. Redfield previously served as Director of the Centers for Disease Control and Prevention from 2018 to 2021 and Senior Strategic Advisor at Pasaca Capital Inc. from 2021 to 2022. Currently, Dr. Redfield is the President and Chief Executive Officer or R3 Enterprises and Consulting, the Co-Founder and President of Prevention, Diagnosis, Treatment Inc. (PDTi) and a practicing physician with Greater Baltimore Medical Center (GBMC) Health Partners. Dr. Redfield is also a director and strategic advisor at Viriom, Inc.

Dr. Redfield has been a public health leader actively engaged in clinical research and clinical care of chronic human viral infections and infectious diseases, especially HIV, for more than 30 years. He served as the founding director of the Department of Retroviral Research within the U.S. Military’s HIV Research Program, and retired after 20 years of service in the U.S. Army Medical Corps. Following his military service, he co-founded the University of Maryland’s Institute of Human Virology and served as the Chief of Infectious Diseases and Vice Chair of Medicine at the University of Maryland School of Medicine. Dr. Redfield obtained his B.S. and M.D. from Georgetown University.

Victor Moyo, M.D. Dr. Moyo has served as our Chief Medical Officer, Oncology since April 12, 2024. Dr. Moyo joined the Company in June 2023 as Consulting Chief Medical Officer and transitioned to Chief Medical Officer in October 2023. Dr. Moyo is a highly experienced physician researcher and drug developer, with approximately 30 years of clinical research experience including 18 years in the pharmaceutical industry. He has held a variety of senior leadership positions with responsibility for a number of clinical development plans, IND filings, NDA filings, post-market development plans, notably including his work on Onivyde® for metastatic pancreatic cancer, epoetin alpha trial in myelodysplastic syndrome. He is also a named inventor on numerous granted patents and patent applications. Most recently Dr. Moyo has been serving as Chief Medical Officer (CMO) of OncoPep, Inc. and Executive Vice-President, CMO and Head of R&D at L.E.A.F. Pharmaceuticals. Prior to that, he held various leadership roles as a Vice President Clinical Investigations or Medical Director at Merrimack Pharmaceuticals and the Centocor Ortho Biotech Services, LLC division of Johnson & Johnson. Dr. Moyo earned his M.D. from the University of Zimbabwe. Following his move to the U.S., he went on to complete his internship and residency in Internal Medicine at the George Washington School of Medicine and Health Sciences and his fellowship in Hematology and Oncology at the Johns Hopkins University School of Medicine.

Corporate Governance

Board Composition and Independence

Our Board of Directors currently consists of seven members. Our Board of Directors has undertaken a review of the independence of our directors and has determined that all directors, except Werner Cautreels, Iain Dukes, and Nikolay Savchuk., are independent within the meaning of Section 5605(a)(2) of the NASDAQ Stock Market listing rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our Tenth Amended and Restated Certificate of Incorporation, as amended, provides that our Board of Directors will consist of not less than three nor more than 11 directors, as such number of directors may from time to time be fixed by our Board of Directors. Each director shall be elected to the Board of Directors to hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified.

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

Board Committees

Our Board of Directors has established three standing committees: the audit committee, the compensation committee and the nominating and corporate governance committee. The current members of our audit committee are James J. Marino, Trafford Clarke and Jack E. Stover, with Jack E. Stover serving as chairperson. The current members of our compensation committee are M. Teresa Shoemaker, James J. Marino and Jack E. Stover with M. Teresa Shoemaker serving as chairperson. The current members of our nominating and corporate governance committee are James J. Marino, M. Teresa Shoemaker and Trafford Clarke, with James J. Marino serving as chairperson.

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

Audit Committee

The primary purpose of our audit committee is to assist the Board of Directors in the oversight of the integrity of our accounting and financial reporting process, the audits of our consolidated financial statements, and our compliance with legal and regulatory requirements. Our audit committee met four times during fiscal year 2023. The functions of our audit committee include, among other things:

•	hiring the independent registered public accounting firm to conduct the annual audit of our consolidated financial statements and monitoring its independence and performance;

•	reviewing and approving the planned scope of the annual audit and the results of the annual audit;

•	pre-approving all audit services and permissible non-audit services provided by our independent registered public accounting firm;

•	reviewing the significant accounting and reporting principles to understand their impact on our consolidated financial statements;

•	reviewing our internal financial, operating and accounting controls with management, our independent registered public accounting firm and our internal audit provider;

•	reviewing with management and our independent registered public accounting firm, as appropriate, our financial reports, earnings announcements and our compliance with legal and regulatory requirements;

•	periodically reviewing and discussing with management the effectiveness and adequacy of our system of internal controls;

•	in consultation with management and the independent auditors, reviewing the integrity of our financial reporting process and adequacy of disclosure controls;

•	periodically reviewing potential conflicts of interest under and violations of our code of conduct and overseeing the administration of the Company’s code of conduct;

•	periodically reviewing financial and accounting personnel succession planning within the Company;

•	reviewing on a quarterly basis any legal matters with the Company’s counsel that could have a significant impact on the Company’s financial statements, the Company’s compliance with applicable laws and regulations and inquiries received from regulators or governmental agencies;

•	establishing procedures for the treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and confidential submissions by our employees of concerns regarding questionable accounting or auditing matters;

•	reviewing and approving related-party transactions;

•	annually performing a self-assessment of the audit committee’s performance; and

•	reviewing and evaluating, at least annually, our audit committee’s charter.

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

The Board of Directors has adopted a charter for the audit committee, which is available in the corporate governance section of our website at http://www.trawspharma.com.

Compensation Committee

The primary purpose of our compensation committee is to assist our Board of Directors in exercising its responsibilities relating to compensation of our executive officers and employees and to administer our equity compensation and other benefit plans. In carrying out these responsibilities, this committee reviews all components of executive officer and employee compensation for consistency with its compensation philosophy, as in effect from time to time. Our compensation committee met seven times during fiscal 2023. The functions of our compensation committee include, among other things:

•	designing and implementing competitive compensation, retention and severance policies to attract and retain key personnel;

•	reviewing and formulating policy and determining the compensation of our Chief Executive Officer, our other executive officers and employees;

•	annually reviewing the compensation ranges and payout levels for employees below the executive officer level with the principal executive officer and any other officer or member of management, as appropriate;

•	reviewing and recommending to our Board of Directors the compensation of our non-employee directors;

•	reviewing and evaluating our compensation risk policies and procedures;

•	reviewing and discussing the “Compensation Discussion and Analysis” required to be included in the Company’s Annual Report on Form 10-K;

•	administering our equity incentive plans and granting equity awards to our employees, consultants and directors under these plans;

•	administering our performance bonus plans and granting bonus opportunities to our employees, consultants and non-employee directors under these plans;

•	if required from time to time, preparing the analysis or reports on executive officer compensation required to be included in our annual proxy statement;

•	engaging compensation consultants or other advisors it deems appropriate to assist with its duties and evaluating whether any consultants retained have any conflicts of interest; and

•	reviewing and evaluating, at least annually, our compensation committee’s charter.

The Board of Directors has adopted a charter for the compensation committee, which is available in the corporate governance section of our website at http://www.trawspharma.com.

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

Nominating and Corporate Governance Committee

The primary purpose of our nominating and corporate governance committee is to assist our Board of Directors in promoting the best interest of our company and our stockholders through the implementation of sound corporate governance principles and practices. Our nominating and corporate governance committee met one time during fiscal 2023. The functions of our nominating and corporate governance committee include, among other things:

•	identifying, reviewing and evaluating candidates to serve on our Board of Directors;

•	determining the minimum qualifications for service on our Board of Directors;

•	developing and recommending to our Board of Directors an annual self-evaluation process for our Board of Directors and overseeing the annual self-evaluation process;

•	developing and reviewing a management succession plan and related procedures for the Board of Directors;

•	developing, as appropriate, a set of corporate governance principles, and reviewing and recommending to our Board of Directors any changes to such principles; and

•	periodically reviewing and evaluating our nominating and corporate governance committee’s charter.

The Board of Directors has adopted a charter for the nominating and corporate governance committee, which is available in the corporate governance section of our website at http://www.trawspharma.com.

Code of Conduct for Employees, Executive Officers and Directors

We have adopted a code of conduct applicable to all of our employees, executive officers and directors. The code of conduct is available in the corporate governance section of our website at http://www.trawspharma.com.

The audit committee of our Board of Directors is responsible for overseeing the code of conduct and must approve any waivers of the code of conduct for employees, executive officers or directors.

Meetings of the Board of Directors

The Board of Directors held six meetings during fiscal 2023. During fiscal 2023, each director attended at least 75 percent of the aggregate of the total number of meetings of the Board of Directors and the committees on which such director served.

Directors are encouraged, but not required, to attend the annual meeting of stockholders. All seven of our directors attended the 2023 Annual Meeting of Stockholders.

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

Chief Executive Officer
Traws Pharma, Inc.
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

2023 Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2023 and 2022 concerning compensation of our principal executive officer and the two most highly compensated executive officers during 2023. We refer to these three executive officers as our "named executive officers."

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)
Steven M. Fruchtman, M.D.	2023	660,288	232,502	50,613	131,662	26,339	1,101,404
President and Chief Executive Officer	2022	630,000	251,769	116,407	302,516	26,090	1,326,782

Mark P. Guerin	2023	500,120	143,853	18,980	50,247	32,318	745,518
Chief Operating Officer and Chief Financial Officer	2022	452,000	144,383	59,619	155,813	32,884	844,699

Victor Moyo, M.D.	2023	103,846	117,135	0	78,616	105,657	405,254
Chief Medical Officer

(1)	Represents discretionary annual bonus amounts earned in the year reported herein.

(2)	The amounts shown for 2023 represent the aggregate grant date fair value related to the grant of restricted stock units (“RSUs”) to our named executive officers in fiscal 2023. The amounts shown for 2022 represent the aggregate grant date fair value related to the grant of performance stock units (“PSUs”) and RSUs to our named executive officers in fiscal 2022. Aggregate grant date fair value is calculated in accordance with FASB ASC Topic 718 (excluding the effect of any estimate of future forfeitures). Additional information concerning our financial reporting of PSUs is presented in Note 10 to our Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2023. See the “Outstanding Equity Awards at 2023 Fiscal Year-End” table below for additional details regarding the RSUs that were granted to our named executive officers in fiscal 2023.

(3)	The amounts shown for 2023 represent the aggregate grant date fair value related to the grant of non-qualified stock options to our named executive officers in fiscal 2023. The amounts shown for 2022 represent the aggregate grant date fair value related to the grant of stock appreciation rights and non-qualified stock options to our named executive officers in fiscal 2022. Aggregate grant date fair value is calculated in accordance with FASB ASC Topic 718 (excluding the effect of any estimate of future forfeitures). Additional information concerning our financial reporting of stock appreciation rights and stock options is presented in Note 10 to our Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2023. See the “Outstanding Equity Awards at 2023 Fiscal Year-End” table below for additional details regarding the non-qualified stock options that were granted to our named executive officers in fiscal 2023.

(4)	Includes amounts paid for insurance premiums on behalf of the named executive officer and matching funds paid pursuant to our 401(k) Plan. For Victor Moyo, also includes $103,950 of consulting payments prior to his employment.

Employment Agreements

We have entered into employment agreements with each of our named executive officers, and the compensation of our named executive officers is determined, in large part, by the terms of those employment agreements. Following are descriptions of the material terms of each named executive officer’s employment agreement.

Steven M. Fruchtman, M.D.

We entered into an employment agreement with Dr. Fruchtman on June 19, 2018, which was amended effective March 18, 2021 (the “Fruchtman Employment Agreement”). The Fruchtman Employment Agreement continues indefinitely, unless terminated in accordance with the terms set forth therein.

The Fruchtman Employment Agreement provides for an initial base salary of $510,000, subject to adjustment upon annual review. Subject to the compensation committee’s sole discretion, Dr. Fruchtman is eligible for an annual bonus, of up to 50% of such base salary (i.e., target bonus) and an annual option grant, in each case, based on the performance of Dr. Fruchtman and the Company. The annual bonus may be paid in the form of cash, stock options, shares of our common stock, or a combination thereof, at our compensation committee’s discretion.

Dr. Fruchtman is entitled to participate in all of our employee benefit plans and programs that are made generally available from time to time to our executive officers and is entitled to up to four weeks of vacation each year. The Fruchtman Employment Agreement contains non-solicitation, non-competition, confidentiality and inventions assignment provisions that, among other things, prevent him from competing with us during the term of his employment and for a specified time thereafter. The Company will reimburse Dr. Fruchtman for reasonable business expenses, including certain travel and cell phone expenses.

If Dr. Fruchtman’s employment is terminated for any reason , we will pay to Dr. Fruchtman or his spouse or estate, as applicable, the balance of his accrued and unpaid salary, unreimbursed expenses, and unused accrued vacation time through the termination date.

If Dr. Fruchtman’s employment is terminated by us without “cause” or by Dr. Fruchtman for “good reason,” other than during the 12-month period following a change in control of the Company, Dr. Fruchtman will be entitled to receive the sum of (x) his current base salary and (ii) target bonus, payable in installments over 12 months. If the termination is during the 12-month period following a change in control of the Company, Dr. Fruchtman will be entitled to receive one and one-half times the sum of (i) his current base salary and (ii) target bonus, payable in a lump sum. The Company will also reimburse Dr. Fruchtman for the employer’s portion of his medical insurance costs under COBRA for 12 months if Dr. Fruchtman’s termination occurs other than during the 12-month period following a change in control of the Company or for 18 months if Dr. Fruchtman’s termination occurs during the 12 month-period following a change in control of the Company. In addition, all of Dr. Fruchtman’s stock options that are unvested as of the date of such termination will fully vest as of the date of termination and any accrued, approved and unpaid annual bonus for the year prior to the termination date will be paid. As a condition to receive the forgoing severance benefits, Dr. Fruchtman must deliver to the Company an effective release and waiver of claims and continue to comply with the non-solicitation, non-competition, confidentiality and inventions assignment covenants set forth in the Fruchtman Employment Agreement.

Mark P. Guerin

We entered into an employment agreement with Mr. Guerin on July 1, 2015, which was amended on June 10, 2022 (the “Guerin Employment Agreement”). The Guerin Employment Agreement continues indefinitely, unless terminated in accordance with the terms set forth therein.

The Guerin Employment Agreement provides for an initial base salary of $475,000. Subject to the compensation committee’s sole discretion, Mr. Guerin is eligible for an annual bonus, of up to 25% of such base salary (i.e., target bonus), based on the performance of Mr. Guerin and the Company. The annual bonus may be paid in the form of cash, stock options, shares of our common stock, or a combination thereof, at our compensation committee’s discretion.

Mr. Guerin is entitled to participate in all of our employee benefit plans and programs that are made generally available from time to time to our executive officers and is entitled to up to four weeks of vacation each year. The Guerin Employment Agreement contains non-solicitation, non-competition, confidentiality and inventions assignment provisions that, among other things, prevent him from competing with us during the term of his employment and for a specified time thereafter. The Company will also reimburse Mr. Guerin for reasonable business expenses.

If Mr. Guerin’s employment is terminated for any reason, we will pay to Mr. Guerin or his spouse or estate, as applicable, the balance of his accrued and unpaid salary, unreimbursed expenses, and unused accrued vacation time through the termination date.

If Mr. Guerin’s employment is terminated by us without “cause” or by Mr. Guerin for “good reason,” other than during the 12-month period following a change in control of the Company, Mr. Guerin will be entitled to receive nine-twelfths of the sum of (x) his current base salary and (y) target bonus, payable in installments over nine months. If the termination is during the 12-month period following a change in control of the Company, Mr. Guerin will be entitled to receive the sum of (i) his current base salary and (ii) target bonus, payable in a lump sum. The Company will also reimburse Mr. Guerin for the employer’s portion of his medical insurance costs under COBRA for nine months if Mr. Guerin’s termination occurs other than during the 12-month period following a change in control of the Company or for 12 months if Mr. Guerin’s termination occurs during the 12-month-period following a change in control of the Company. In addition, all of Mr. Guerin’s stock options that are unvested as of the date of such termination will fully vest as of the date of termination and any accrued, approved and unpaid annual bonus for the year prior to the termination date will be paid. As a condition to receive the forgoing severance benefits, Mr. Guerin must deliver to the Company an effective release and waiver of claims and continue to comply with the non-solicitation, non-competition, confidentiality and inventions assignment covenants set forth in the Guerin Employment Agreement.

Victor Moyo, M.D.

We entered into an employment agreement with Dr. Moyo on October 2, 2023 (the “Moyo Employment Agreement”). The Moyo Employment Agreement continues indefinitely, unless terminated in accordance with the terms of the Moyo Employment Agreement.

The Moyo Employment Agreement provides for an initial base salary of $450,000. Subject to the compensation committee’s sole discretion, Dr. Moyo is eligible for an annual bonus, of up to 40% of such base salary (i.e., target bonus). The annual bonus may be paid in the form of cash, stock options, shares of our common stock, or a combination thereof, at our compensation committee’s discretion. Additionally, Dr. Moyo received a sign-on bonus of $75,000 to be paid as a forgivable loan and treated as compensation on the date of payment. The sign-on bonus must be repaid if Dr. Moyo voluntarily resigns or is terminated for cause from his position as Chief Medical Officer before October 2, 2024. The Moyo Employment Agreement also provides for a nonqualified stock option to purchase 125,000 shares, which will vest over four years from the grant date.

Dr. Moyo is entitled to participate in all of our employee benefit plans and programs that are made generally available from time to time to our executive officers and is entitled to vacation benefits. Dr. Moyo’s employment agreement contains non-solicitation, non-competition, confidentiality and inventions assignment provisions that, among other things, prevented him from competing with us during the term of his employment and for a specified time thereafter.

The Moyo Employment Agreement provides that if Dr. Moyo’s employment is terminated for any reason, we shall pay to Dr. Moyo or his spouse or estate, as applicable, the balance of his accrued and unpaid salary, unreimbursed expenses, and unused accrued vacation time through the termination date.

If, following October 2, 2024, Dr. Moyo’s employment is terminated by us without “cause” or by Dr. Moyo for “good reason,” other than during the 12-month period following a change in control of the Company, Dr. Moyo will be entitled to receive nine-twelfths of the sum of (x) his current base salary and (y) target bonus, payable in installments over nine months. If the termination is during the 12-month period following a change in control of the Company, Dr. Moyo will be entitled to receive the sum of (i) his current base salary and (ii) target bonus, payable in a lump sum. The Company will also reimburse Dr. Moyo for the employer’s portion of his medical insurance costs under COBRA for nine months if Dr. Moyo’s termination occurs other than during the 12-month period following a change in control of the Company or for 12 months if Dr. Moyo’s termination occurs during the 12-month-period following a change in control of the Company. In addition, all of Dr. Moyo’s stock options that are unvested as of the date of such termination will fully vest as of the date of termination and any accrued, approved and unpaid annual bonus for the year prior to the termination date will be paid. As a condition to receive the forgoing severance benefits, Dr. Moyo must deliver to the Company an effective release and waiver of claims and continue to comply with the non-solicitation, non-competition, confidentiality and inventions assignment covenants set forth in the Moyo Employment Agreement.

On April 12, 2024, Dr. Moyo entered into a new employment agreement in connection with his new title of Chief Medical Officer- Oncology, which included substantially similar terms to the Moyo Employment Agreement, except that the Dr. Moyo is immediately eligible for the severance benefits specified under the Moyo Employment Agreement, regardless of when Dr. Moyo’s employment is terminated by us without “cause” or by Dr. Moyo for “good reason,” and he is not required to repay the sign-on bonus in the event of a termination of employment by the Company for “cause” or by Dr. Moyo without “good reason” prior to October 2, 2024.

The following table contains certain information regarding equity awards held by the named executive officers as of December 31, 2023:

Outstanding Equity Awards at 2023 Fiscal Year-End

	Option Awards					Stock Awards
									Equity Incentive		Equity Incentive
									Plan Awards:		Plan Awards:
	Number of		Number of			Number of		Market Value	Number of		Market or Payout
	Securities		Securities			Shares or		of Shares or	Unearned		Value of
	Underlying		Underlying			Units of		Units of	Shares,		Unearned Shares,
	Unexercised		Unexercised	Option		Stock That		Stock That	Units or Other		Units or Other
	Options		Options	Exercise	Option	Have Not		Have Not	Rights That		Rights That Have
	Exercisable		Unexercisable	Price	Expiration	Vested		Vested	Have Not Vested		Not Vested
Name	(#)		(#)	($)	Date	(#)		($)	(#)		($)
Fruchtman	53		—	9,832.50	1/12/2025
	15		—	5,580.00	4/20/2025
	17		—	3,330.00	9/25/2025
	13		—	1,462.50	1/26/2026
	41		—	1,462.50	1/26/2026
	111		—	729.00	9/1/2026
	33		—	596.25	12/15/2026
	117		—	607.50	1/17/2027
	193		—	337.50	1/3/2028
	1,777		—	103.50	7/26/2028
	13,333		—	4.65	12/20/2029
	84,920	(2)	—		7/9/2030
	44,242	(2)	2,824		2/17/2031
	87,888	(1)	25,112	5.19	8/2/2031
	117,260	(1)	76,620	1.82	2/7/2032
	—	(1)	207,000	0.73	3/13/2033	12,567	(3)	9,370
						42,640	(3)	31,792
						69,333	(3)	51,695	47,065	(4)	35,299

Guerin	5		—	14,750.00	3/31/2024
	5		—	14,750.00	3/31/2024
	11		—	8,955.00	12/18/2024
	6		—	5,220.00	4/16/2025
	7		—	3,330.00	9/25/2025
	5		—	1,462.50	1/26/2026
	15		—	1,462.50	1/26/2026
	44		—	729.00	9/1/2026
	22		—	729.00	9/1/2026
	24		—	596.25	12/15/2026
	86		—	607.50	1/17/2027
	137		—	337.50	1/3/2028
	1,710		—	103.50	7/26/2028
	4,333		—	4.65	12/20/2029
	36,200	(2)	—		7/9/2030
	12,268	(2)	7,798		2/17/2031
	33,246	(1)	9,504	5.19	8/2/2031
	37,950	(1)	24,150	1.82	2/7/2032
	25,122	(1)	25, 128	1.33	6/10/2032
	—	(1)	79,000	0.73	3/13/2033

						4,750	(3)	3,542
						13,800	(3)	10,289
						11,000	(3)	8,201
						26,000	(3)	19,385
									20,065(4)		15,049

Moyo	—		125,000	0.71	10/2/2033

(1)	Shares vest over three years, one-third on the first anniversary of the date of grant and thereafter in 24 equal monthly installments over the following two years.

(2)	These are cash-settled stock appreciation rights that vest over three years, one-third on the first anniversary of the date of grant and thereafter in 24 equal monthly installments over the following two years.

(3)	These are RSUs that vest over three years from the date of grant: 33% on the first anniversary; 33% on the second anniversary; and 34% on the third anniversary.

(4)	These are PSUs that will be earned and vested upon the Company’s attainment of certain performance goals, subject to the executive’s continued employment with the Company through each vesting date, as follows: (i) 20% of PSUs will vest upon the attainment of a new clinical program for the Company for an in-licensed compound, (ii) 20% of PSUs will vest upon obtaining the recommended phase 2 dose for a Company compound, (iii) 20% of PSUs will vest upon the first patient being enrolled in the ON 123300 (narazaciclib) expansion cohort, (iv) 20% of PSUs will vest upon the first patient enrolled in a registrational study and (v) 20% of the PSUs will vest upon attainment of registrational study topline data. The (“Expiration Date”): for the goals under (i), (ii) and (iii), December 31, 2022, for the goal under (iv), December 31, 2025, and for the goal under (v), June 30, 2028. In the event a performance goal is achieved prior to February 17, 2022, the vesting date for the portion of the PSUs that will vest based on the achievement of the applicable performance goal would be February 17, 2022. The PSUs will be settled in cash and are in all cases subject to the terms and conditions of the Company form of Performance Stock Unit Award Agreement. Pursuant to the terms of the PSU awards, the maximum cash amount payable to each officer with respect to each vested PSU subject to the officer’s PSU award cannot exceed maximum price per share of $38.10, subject to adjustment in accordance with the terms of the Performance Stock Unit Award Agreement. If a performance goal is not achieved on or before its corresponding Expiration Date, then all of the PSUs subject to such performance goal will be automatically forfeited as of such date. None of the goals under (i), (ii) and (iii) were attained as of December 31, 2022. The goals under (iv) and (v) have not been attained as of December 31, 2023.

(5)	Shares vest over four years, 25% on the first anniversary of the date of grant and thereafter in 36 equal monthly installments over the following three years.

Potential Payments Upon Termination of Employment or Change in Control

As discussed under the caption "—Employment Agreements" above, we have agreements with our named executive officers pursuant to which they will receive severance payments upon certain termination events. The information below describes certain compensation that would be available under our existing plans and arrangements if (i) the named executive officer was terminated as of December 31, 2023 or (ii) if a Change in Control, as defined in the applicable employment agreement or plan, occurred on December 31, 2023 and the named executive officer’s employment had been subsequently terminated on the same date.

Acceleration of Equity Awards in connection with a Change in Control

Pursuant to the terms of each named executive officer’s option agreements reflecting options granted under the 2018 Omnibus Incentive Compensation Plan, as previously amended (the “2018 Plan”), applicable award agreements reflecting options and RSUs granted under the Onconova Therapeutics, Inc. 2021 Incentive Compensation Plan (the “Onconova 2021 Plan”) and the applicable award agreement reflecting cash-settled stock appreciation rights and cash-settled PSUs, in the event of a "Change in Control" in which the Company is not the surviving corporation (or survives only as a subsidiary of another corporation) and the awards are assumed by, or replaced with awards with comparable terms by, the surviving corporation (or parent or subsidiary of the surviving corporation) and the named executive officer’s employment or service is terminated without "Cause" or the named executive officer terminates his employment for "Good Reason" (as such terms are defined in the applicable award agreement), all such awards shall fully vest and, if applicable, become exercisable, upon termination of employment or service. In the event that the surviving corporation (or a parent or subsidiary of the surviving corporation) does not assume or replace the awards with grants that have comparable terms, and named executive officer is employed by, or providing services to, the Company and its subsidiaries on the date of the Change in Control, all awards granted pursuant to such award agreements shall fully vest and, if applicable, become exercisable.

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

Director Compensation

The following table summarizes compensation paid to our non-employee directors in fiscal 2023.

	Fees Earned or	Stock Option	All Other
Name	Paid in Cash ($)	Awards ($) (1) (2)	Compensation ($)	Total ($)
Peter Atadja, Ph.D. (3)	52,000	59,220	—	63,602
Trafford Clarke, Ph.D.	45,000	59,220	—	63,310
Jerome E. Groopman, M.D. (3)	44,000	59,220	—	116,009
James J. Marino	82,500	59,220	—	154,509
Viren Mehta, Pharm.D. (3)	51,500	59,220	—	131,176
M. Teresa Shoemaker	59,000	59,220	—	131,009
Jack E. Stover	67,500	59,220	—	139,509

(1)	The amounts shown represent the aggregate grant date fair value related to the grant of 66,468 non-qualified stock options to each of our non-employee directors as of August 10, 2023, calculated in accordance with FASB ASC Topic 718. These stock options vest on the first anniversary of the grant and expire ten years after the grant date and are subject to the director’s continued service. Additional information concerning our financial reporting of stock appreciation rights is presented in Note 10 to our Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

(2)	As of December 31, 2023, the aggregate number of outstanding stock option awards held by each non-employee director was: Dr Atadja —166,468; Dr. Clarke—166,468; Dr. Groopman—146,730; Mr. Marino—146,735; Dr. Mehta—146,730; Ms. Shoemaker—145,936; and Mr. Stover—146,730. As of December 31, 2023, the aggregate number of stock appreciation rights held by each non-employee director was: Dr. Groopman—8,333; Mr. Marino—8,333; Dr. Mehta—8,333; Ms. Shoemaker—8,333; and Mr. Stover—8,333.

(3)	Resigned on April 1, 2024 in connection with the acquisition of Trawsfynydd Therapeutics, Inc. (“Trawsfynydd”).

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

All of our directors were eligible to receive additional discretionary awards under the Onconova 2021 Plan, subject to the annual limit set forth in the Onconova 2021 Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding awards and shares available for other future issuances of options under all of our equity compensation plans as of December 31, 2023. All of the outstanding awards listed below were granted under our 2013 Equity Compensation Plan, 2018 Plan, the Onconova 2021 Plan and the 2021 Plan.

Number of Shares
	Number of Shares to		Remaining Available
	be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under the Equity
	Outstanding	Outstanding	Compensation Plan
	Options,	Options,	(Excluding Shares in
Plan Category	Warrants and Rights	Warrants and Rights	First Column)
Equity compensation plans approved by stockholders	2,311,011	$3.04	942,848
Equity compensation plans not approved by stockholders	—	—	—

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding the beneficial ownership of common stock as of April 15, 2024 by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (b) each of our named executive officers identified under the heading, “2023 Summary Compensation Table”, (c) each of our directors, and (d) all of our executive officers and directors as a group.

The percentage of common stock outstanding is based on 25,301,009 shares of common stock outstanding on April 15, 2024. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of common stock subject to warrants and options that are currently exercisable or exercisable within sixty days of April 15, 2024 to be outstanding and to be beneficially owned by the person holding the warrants and options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. The Series C Preferred Stock is non-voting and non-convertible until stockholder approval is obtained. Due to these conversion limitations on the Series C Preferred Stock, shares of underlying Common Stock have been excluded from beneficial ownership set forth below. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of common stock beneficially owned by him, her or it, subject to community property laws, where applicable. Except as otherwise noted below, the street address of each beneficial owner is c/o Traws Pharma, Inc., 12 Penns Trail, Newtown, PA 18940.

	Number of Shares	Percentage of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned
5% or greater stockholders:
Viriom, Inc. (1)	1,645,100	6.5%	%
Directors, Director Nominees and Named Executive Officers:			%
Werner Cautreels, Ph.D. (2)	200,000	*
Iain Dukes, D. Phil. (3)	134,237	*
Trafford Clarke, Ph.D. (4)	33,333	*
James J. Marino (5)	111,601	*
Nikolay Savchuk, Ph.D. (6)	134,237	*
Jack E. Stover (7)	80,472	*
M. Teresa Shoemaker (8)	82,851	*
Steven M. Fruchtman, M.D. (9)	552,149	2.0
Mark P. Guerin (10)	243,290	1.0
Victor Moyo, M.D. (11)	—	*

All current executive officers, directors and director nominees as a group (12 persons)	1,737,170	6.5%

*	Represents a beneficial ownership of less than one percent of our outstanding common stock.

(1)	Based on our records and on a Schedule 13D filed by Viriom, Inc. (“Viriom”) on April 8, 2024 with the SEC. Represents shares of common stock also held by Nikolay Savchuk and Iain Dukes, which may be deemed to be indirectly beneficially owned by Viriom. Dr. Savchuk and Dr. Dukes have shared voting and dispositive power over 1,645,100 shares of common stock. Dr. Savchuk has investment control of and is a director of Viriom, and indirectly holds a majority of shares of its common stock through AAAn LLC, a limited liability company of which Dr. Savchuk is the managing member. Dr. Dukes is the Chief Executive Officer of Viriom. The address of Viriom is 12730 High Bluff Drive, Suite 100, San Diego, CA 92130.

(2)	Includes 200,000 RSUs.

(3)	Includes 67,550 RSUs Does not include 1,645,100 shares of common stock owned by Viriom. As explained above, also does not include 1,946,223 shares of common stock issuable upon conversion of Series C Preferred Stock and 48,011,114 shares of shares of common stock issuable to Viriom upon conversion of Series C Preferred Stock.

(4)	Includes 33,333 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of the record date.

(5)	Includes 90,267 shares of common stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of the record date.

(6)	Includes 67,550 RSUs. Does not include 885,532 shares of common stock owned by TPAV, LLC or 1,645,100 shares of common stock owned by Viriom. As explained above, also does not include 1,946,223 shares of common stock issuable upon conversion of Series C Preferred Stock, 25,843,663 shares of shares of common stock issuable to TPAV, LLC upon conversion of Series C Preferred Stock and 48,011,114 shares of shares of common stock issuable to Viriom upon conversion of Series C Preferred Stock.

(7)	Includes 80,262 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of the record date.

(8)	Includes 79,468 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of the record date.

(9)	Includes 80,109 RSUs and 367,248 shares of common stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of the record date.

(10)	Includes 39,984 RSUs and 167,330 shares of common stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of the record date.

(11)	Dr. Moyo’s employment as our Chief Medical Officer, Oncology commenced April 12, 2024.

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

There were no related person transactions (as defined in SEC regulations) during 2023.

After our acquisition of Trawsfynydd on April 1, 2024, the Company has the following related party transactions all of which have been approved by the Board and the audit committee as deemed necessary:

Trawsfynydd entered into that certain Master Research and Development Agreement with Viriom, dated January 5, 2022, pursuant to which Viriom provides service related to the research and development in the area of virology. Trawsfynydd also entered into that certain License Agreement with Viriom, dated January 20, 2023, pursuant to which Trawsfynydd licensed certain intellectual property from Viriom. Dr. Dukes and Dr. Savchuk are stockholders of Viriom and members of its board of directors. Dr. Savchuk has investment control of Viriom and indirectly holds a majority of its shares of common stock through AAAn LLC, a limited liability company of which Dr. Savchuk is the managing member. Dr. Dukes is the Chief Executive Officer of Viriom. Additionally, Dr. Pauza is the Chief Science Officer of Viriom and Dr. Redfield is a strategic advisor and member of its board of directors.

Trawsfynydd entered into that certain Master Research And Development Agreement with ChemDiv, Inc. (“ChemDiv”), dated September 23, 2022, pursuant to which ChemDiv provides services related to preclinical drug discovery to Trawsfynydd. Dr. Savchuk is a stockholder of ChemDiv and a member of its board of directors.

Trawsfynydd also entered into the Securities Purchase Agreement (the “Securities Purchase Agreement”) with OrbiMed Private Investments VIII, LP, of which Dr. Dukes is a Venture Partner and is an affiliate of OrbiMed Advisors, and TPAV, LLC, which is managed by Dr. Savchuk and is an affiliate of Torrey Pines. Pursuant to the Securities Purchase Agreement, the Company agreed to issue and sell an aggregate of (i) 496,935 shares of Common Stock and (ii) 1,578.2120 shares of Series C Preferred Stock for an aggregate purchase price of approximately $14 million.

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

Fee Category	Fiscal 2023	Fiscal 2022
Audit Fees(1)	$326,000	$272,500
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
Total Fees	$326,000	$272,500

(1)	Audit fees consist of fees for the audits of fiscal 2023 and 2022 and quarterly reviews of our consolidated financial statements and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our consolidated financial statements and which are not reported under "Audit Fees."

(3)	Tax fees for fiscal 2023 and fiscal 2022 include fees for tax advice, tax return preparation assistance and review.

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

All audit services in fiscal 2023 were pre-approved by our audit committee. Ernst & Young LLP did not provide any non-audit services in fiscal 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

Included in Part II, Item 8 of the Original Report.

Exhibits

See Exhibit Index.

EXHIBITS INDEX

Exhibit Number	Exhibit Description
3.1	Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 25, 2013).
3.2	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 31, 2016).
3.3	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 22, 2018).
3.4	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2018).
3.5	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 25, 2018).
3.6	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 8, 2018).
3.7	Certificate of Designation of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 30, 2018).
3.8	Certificate of Amendment to the Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2021).
3.9	Certificate of Amendment to the Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 20, 2021).
3.10	Amended and Restated Bylaws of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
4.2	Eighth Amended and Restated Stockholders’ Agreement, effective as of July 27, 2012, by and among Onconova Therapeutics, Inc. and certain stockholders named therein (Incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
4.3	Amendment No. 1 to Eighth Amended and Restated Stockholders’ Agreement, effective as of July 9, 2013 (Incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).

4.4	Form of Warrant Certificate, issued pursuant to Warrant Agreement, dated as of July 27, 2016, by and between Onconova Therapeutics, Inc. and Wells Fargo Bank, N.A., as Warrant Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016).
4.5	Warrant Agreement, dated as of July 27, 2016, by and between Onconova Therapeutics, Inc. and Wells Fargo Bank, N.A., as Warrant Agent (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016).
4.6	Form of Pre-Funded Warrants, issued as of July 27, 2016 (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016).
4.7	Form of Underwriter Warrant, issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2018).
4.8	Form of Preferred Stock Warrant, issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 8, 2018).
4.9	Form of Pre-Funded Warrant, issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 8, 2018).
4.10	Form of Preferred Stock Warrant, issued as of May 1, 2018 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2018).
4.11	Form of Pre-Funded Warrant, issued as of May 1, 2018 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 30, 2018).
4.12	First Amendment to Underwriter Series A Convertible Preferred Stock Purchase Warrant, dated as of September 24, 2018 (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).
4.13	Form of Placement Agent Common Stock Purchase Warrant, issued as of September 25, 2019 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 25, 2019).
4.14	Form of Letter Amendment to Warrants, dated as of September 23, 2019 (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2019).
4.15	Form of Common Stock Purchase Warrant, issued as of November 25, 2019 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019).
4.16	Form of Pre-Funded Common Stock Warrant, issued as of November 25, 2019 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 26, 2019).
4.17	Form of Placement Agent Common Stock Purchase Warrant, issued as of November 25, 2019 (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 26, 2019).
4.18	Form of Common Stock Purchase Warrant, issued as of December 10, 2019 (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 10, 2019).
4.19	Form of Placement Agent Common Stock Purchase Warrant, issued as of December 10, 2019 (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 10, 2019).
4.20	Form of Common Stock Purchase Warrant, issued as of December 2019 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 19, 2019).
4.21	Form of Placement Agent Common Stock Purchase Warrant, issued as of December 19, 2019 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 19, 2019).
4.22	Form of Placement Agent Common Stock Purchase Warrant, issued as of January 3, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 3, 2020).
4.23	Description of the Company’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (Incorporated by reference to Exhibit 4.22 to the Company’s Annual Report on Form 10-K filed on March 27, 2020).
10.1*	License Agreement, effective as of July 5, 2011, by and between Onconova Therapeutics, Inc. and SymBio Pharmaceuticals Limited (Incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 2 the Company’s Registration Statement on Form S-1 filed on July 18, 2013).

10.2*	First Amendment to License Agreement, effective as of September 2, 2011, by and between Onconova Therapeutics, Inc. and SymBio Pharmaceuticals Limited (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on June 14, 2013).
10.3*	License Agreement, effective as of January 1, 1999, by and between Onconova Therapeutics, Inc. and Temple University — Of The Commonwealth System of Higher Education (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on June 14, 2013).
10.4*	Amendment to License Agreement, effective as of September 1, 2000, by and between Temple University — Of The Commonwealth System of Higher Education and Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on June 14, 2013).
10.5*	Amendment #1 to Exclusive License Agreement, effective as of March 21, 2013, by and between Temple University — Of The Commonwealth System of Higher Education and Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on June 14, 2013).
10.6+	Onconova Therapeutics, Inc. 2007 Equity Compensation Plan, and forms of agreement thereunder (Incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
10.7+	Consulting Agreement, effective as of January 1, 2012, by and between Onconova Therapeutics, Inc. and E. Premkumar Reddy, Ph.D., including Consultant Agreement Renewal, dated February 27, 2013 (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed on June 14, 2013).
10.8+	Form of Indemnification Agreement entered into by and between Onconova Therapeutics, Inc. and each director and executive officer (Incorporated by reference to Exhibit 10.24 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
10.9+	Onconova Therapeutics, Inc. 2013 Equity Compensation Plan, and forms of agreement thereunder (Incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
10.10+	Onconova Therapeutics, Inc. 2013 Performance Bonus Plan (Incorporated by reference to Exhibit 10.26 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
10.11+	Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Mark P. Guerin (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2016).
10.12+	Amended and Restated Employment Agreement, effective as of July 1, 2015, by and between Onconova Therapeutics, Inc. and Steven M. Fruchtman, M.D. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2015).
10.13*	License, Development and Commercialization Agreement, dated as of March 2, 2018, by and between Onconova Therapeutics, Inc. and Pint International SA (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2018).
10.14	Securities Purchase Agreement, dated as of March 2, 2018, by and between Onconova Therapeutics, Inc. and Pint Pharma GmbH (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2018).
10.15.1+	Amended and Restated Employment Agreement, effective as of June 19, 2018, by and between Onconova Therapeutics, Inc. and Steven M. Fruchtman, M.D. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2018).
10.15.2+	Amendment to Employment Agreement, dated as of March 18, 2021, by and between Onconova Therapeutics, Inc. and Steven M. Fruchtman, M.D. (Incorporated by reference to Exhibit 10.15.2 to the Company’s Annual Report on Form 10-K filed on March 18, 2021).
10.15.3+	Employment Agreement, dated as of October 2, 2023, by and between Onconova Therapeutics, Inc. and Victor Mandia Moyo, MBChB (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023).
10.16+	Onconova Therapeutics, Inc. 2018 Omnibus Incentive Compensation Plan, as approved by the stockholders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2018).
10.17+	Form of Nonqualified Stock Option Award Agreement under the Onconova Therapeutics, Inc. 2018 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2018).
10.18+	Employment Agreement, effective as of November 5, 2018, by and between Onconova Therapeutics, Inc. and Richard C. Woodman, M.D. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).

10.19	License and Collaboration Agreement, effective as of May 10, 2019, by and between Onconova Therapeutics, Inc. and HanX Biopharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2019).
10.20	Securities Purchase Agreement, effective as of May 10, 2019, by and between Onconova Therapeutics, Inc. and HanX Biopharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2019).
10.21	Securities Purchase Agreement, effective as of May 10, 2019, by and between Onconova Therapeutics, Inc. and Abundant New Investments Ltd. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2019).
10.22	Form of Securities Purchase Agreement, effective as of September 23, 2019, by and between Onconova Therapeutics, Inc. and each purchase identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 25, 2019).
10.23**	Distribution, License and Supply Agreement, effective as of November 20, 2019, by and between Onconova Therapeutics, Inc. and Knight Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2019).
10.24	Form of Securities Purchase Agreement, effective as of November 21, 2019, by and between Onconova Therapeutics, Inc. and each purchaser identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019).
10.25	Form of Securities Purchase Agreement, effective as of December 6, 2019, by and between Onconova Therapeutics, Inc. and each purchaser identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2019).
10.26**	Distribution, License and Supply Agreement, by and between Onconova Therapeutics, Inc. and Specialised Therapeutics Asia Pte. Ltd., effective as of December 18, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2019).
10.27	Form of Securities Purchase Agreement, by and between Onconova Therapeutics, Inc. and each purchaser identified on the signature pages thereto, effective as of December 17, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2019).
10.28	Form of Securities Purchase Agreement, by and between Onconova Therapeutics, Inc. and each purchaser identified on the signature pages thereto, effective as of December 31, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2020).
10.29+	Form of Stock Appreciation Right Award Agreement (for Employees) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2020).
10.30	Form of Purchase Agreement, dated as of January 7, 2021, by and among Onconova Therapeutics, Inc. and the investors party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2021).
10.31	Underwriting Agreement, dated February 10, 2021, by and between Onconova Therapeutics, Inc. and Guggenheim Securities, LLC (Incorporated by reference as Exhibit 1.1 to the Company’s Current Report of Form 8-K filed on February 12, 2021).
10.32+	Form of Stock Appreciation Right Award Agreement (for Non-Employee Directors) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2020).
10.33+	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2020).
10.34+	Employment Agreement, dated June 14, 2021, by and between Onconova Therapeutics, Inc. and Mark Stephen Gelder, M.D. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021).
10.35+	Employment Agreement, dated March 9, 2021, by and between Onconova Therapeutics, Inc. and Abraham N. Oler (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021).
10.36	Equity Distribution Agreement, dated as of August 20, 2021, by and between Onconova Therapeutics, Inc. and Piper Sandler & Co. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 20, 2021).

10.37	Underwriting Agreement, dated September 23, 2021, by and between Onconova Therapeutics, Inc. and Guggenheim Securities, LLC (Incorporated by reference as Exhibit 1.1 to the Company’s Current Report of Form 8-K filed on September 24, 2021).
10.38+	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
10.39+	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
10.40+	Amendment to Employment Agreement, effective as of June 10, 2022, by and between Onconova Therapeutics, Inc. and Mark P. Guerin (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2022).
10.41+	Onconova Therapeutics, Inc. 2021 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2022).
21.1#	Subsidiaries of Onconova Therapeutics, Inc.
23.1#	Consent of Ernst & Young, LLP.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1##	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2##	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97#	Compensation Recoupment Policy of Onconova Therapeutics, Inc., dated as of December 1, 2023.
101.INS	XBRL Instance – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	Portions of the exhibit have been omitted.

#	Previously filed.

##	Previously furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2024

Traws Pharma, Inc.

By:	/s/ WERNER CAUTREELS, PH.D.
Werner Cautreels, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WERNER CAUTREELS, PH.D.	Director and Chief Executive Officer	April 29, 2024
Werner Cautreels, Ph.D.	(Principal Executive Officer)

/s/ MARK P. GUERIN	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2024
Mark P. Guerin

/s/ IAIN DUKES, D. PHIL.	Chairman, Director	April 29, 2024
Iain Dukes, D. Phil.

/s/ TRAFFORD CLARKE, PH.D.	Director	April 29, 2024
Trafford Clarke, Ph.D.

/s/ JAMES J. MARINO	Director	April 29, 2024
James J. Marino

/s/ NIKOLAY SAVCHUK, PH.D.	Director	April 29, 2024
Nikolay Savchuk, Ph.D.

/s/ MARY TERESA SHOEMAKER	Director	April 29, 2024
Mary Teresa Shoemaker

/s/ JACK E. STOVER	Director	April 29, 2024
Jack E. Stover

