Form 10-Q
period 2024-03-31
Traws Pharma, Inc.
filed 2024-05-15
CIK 1130598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of May 1, 2024 was 25,301,009.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	TRAW	The Nasdaq Stock Market LLC

TRAWS PHARMA, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Traws Pharma, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$16,390,000	$20,821,000
Receivables	18,000	18,000
Prepaid expenses and other current assets	1,745,000	1,821,000
Total current assets	18,153,000	22,660,000
Property and equipment, net	18,000	22,000
Other non-current assets	1,000	1,000
Total assets	$18,172,000	$22,683,000
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,568,000	$5,619,000
Accrued expenses and other current liabilities	2,628,000	3,375,000
Deferred revenue	226,000	226,000
Total current liabilities	9,422,000	9,220,000
Deferred revenue, non-current	2,735,000	2,791,000
Total liabilities	12,157,000	12,011,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 21,085,935 and 21,003,409 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	211,000	210,000
Additional paid in capital	493,448,000	493,116,000
Accumulated deficit	(487,614,000)	(482,631,000)
Accumulated other comprehensive loss	(30,000)	(23,000)
Total stockholders’ equity	6,015,000	10,672,000
Total liabilities and stockholders’ equity	$18,172,000	$22,683,000

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$56,000	$56,000
Operating expenses:
General and administrative	3,356,000	2,113,000
Research and development	1,912,000	4,080,000
Total operating expenses	5,268,000	6,193,000
Loss from operations	(5,212,000)	(6,137,000)
Other income, net	229,000	362,000
Net loss	$(4,983,000)	$(5,775,000)
Net loss per share, basic and diluted	$(0.24)	$(0.28)
Basic and diluted weighted average shares outstanding	21,043,458	20,960,171

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(4,983,000)	$(5,775,000)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	(7,000)	6,000
Other comprehensive (loss) income, net of tax	(7,000)	6,000
Comprehensive loss	$(4,990,000)	$(5,769,000)

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)

	Three Month Periods Ended March 31, 2024 and 2023
					Accumulated
			Additional		other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	deficit	(loss) income	Total
Balance at December 31, 2023	21,003,409	$210,000	$493,116,000	$(482,631,000)	$(23,000)	$10,672,000
Net loss	—	—	—	(4,983,000)	—	(4,983,000)
Other comprehensive loss	—	—	—	—	(7,000)	(7,000)
Stock-based compensation	—	—	333,000	—	—	333,000
Shares issued for vested restricted stock units	82,526	1,000	(1,000)	—	—	—
Balance at March 31, 2024	21,085,935	$211,000	$493,448,000	$(487,614,000)	$(30,000)	$6,015,000

Balance at December 31, 2022	20,925,992	$209,000	$491,816,000	$(463,683,000)	$(33,000)	$28,309,000
Net loss	—	—	—	(5,775,000)	—	(5,775,000)
Other comprehensive loss	—	—	—	—	6,000	6,000
Exercise of stock options	—	—	—	—	—	—
Stock-based compensation	—	—	336,000	—	—	336,000
Shares issued for vested restricted stock units	43,567	1,000	(1,000)	—	—	—
Balance at March 31, 2023	20,969,559	$210,000	$492,151,000	$(469,458,000)	$(27,000)	$22,876,000

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(4,983,000)	$(5,775,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,000	3,000
Stock compensation expense	333,000	336,000
Changes in assets and liabilities:
Receivables	—	12,000
Prepaid expenses and other current assets	76,000	(241,000)
Accounts payable	949,000	1,036,000
Accrued expenses and other current liabilities	(747,000)	142,000
Deferred revenue	(56,000)	(56,000)
Net cash used in operating activities	(4,424,000)	(4,543,000)

Effect of foreign currency translation on cash	(7,000)	6,000
Net decrease in cash and cash equivalents	(4,431,000)	(4,537,000)
Cash and cash equivalents at beginning of period	20,821,000	38,757,000
Cash and cash equivalents at end of period	$16,390,000	$34,220,000

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

The Company

Traws Pharma, Inc. (“Traws Pharma”), formerly known as Onconova Therapeutics, Inc. (the “Company”), was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company's headquarters are located in Newtown, Pennsylvania. On April 1, 2024, the Company acquired Trawsfynydd Therapeutics, Inc., a Delaware corporation (“Trawsfynydd”), and the name change to Traws Pharma was effected (See Note 9 – Subsequent Events in these Notes to Condensed Consolidated Financial Statements). Traws Pharma is a clinical stage biopharmaceutical company aiming to address unmet medical needs in respiratory viral diseases and cancer. The viral respiratory disease program includes an oral inhibitor drug candidate of the SARS-CoV-2 Mpro (3CL protease) and an oral antiviral drug candidate for influenza. In the cancer program, Traws Pharma is developing the novel, proprietary multi-kinase CDK2/4/6 inhibitor narazaciclib for refractory endometrial cancer and potentially for other cancers.

Liquidity

The Company has incurred recurring operating losses since inception. For the three months ended March 31, 2024, the Company incurred a net loss of $4,983,000 and as of March 31, 2024 the Company had generated an accumulated deficit of $487,614,000. Traws Pharma anticipates that operating losses will continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At March 31, 2024, the Company had cash and cash equivalents of $16,390,000. On April 1, 2024, the Company received $14,000,000 in a private placement of securities described in detail in Note 9 – Subsequent Events in these Notes to Condensed Consolidated Financial Statements. Based on current projections, Traws Pharma does not have sufficient cash and cash equivalents to support its operations for at least the 12 months following the date that these financial statements are issued. These conditions raise substantial doubt about Traws Pharma’s ability to continue as a going concern through the one-year period after the date that the financial statements are issued. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, Traws Pharma may have based this estimate on assumptions that may prove to be wrong, and Traws Pharma's operating plan may change as a result of many factors currently unknown to Traws Pharma.

Traws Pharma will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy. To alleviate the conditions that raise substantial doubt about Traws Pharma’s ability to continue as a going concern, management plans to explore various dilutive and non-dilutive sources of funding, including equity financings, strategic alliances, business development and other sources. The future success of Traws Pharma is dependent upon its ability to obtain additional funding. There can be no assurance, however, that Traws Pharma will be successful in obtaining such funding in sufficient amounts, on terms acceptable to Traws Pharma, or at all. The failure to obtain sufficient capital on acceptable terms when needed would have a material adverse effect on Traws Pharma’s business, results of operations and financial condition. Accordingly, management has concluded that substantial doubt exists with respect to Traws Pharma's ability to continue as a going concern within one year after the date that these financial statements are issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Traws Pharma be unable to continue as a going concern.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements include the consolidated accounts of the Company and its wholly-owned subsidiary, Onconova Europe GmbH, as of March 31, 2024. All significant intercompany transactions have been eliminated. The acquisition of Trawsfynydd occurred on April 1, 2024, and therefore the accompanying condensed consolidated balance sheet as of March 31, 2024 and the condensed consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the three months ended March 31, 2024 do not include the accounts of Trawsfynydd (See Note 9 – Subsequent Events in these Notes to Condensed Consolidated Financial Statements).

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, the consolidated statements of stockholders’ equity (deficit) for the three months ended March 31, 2024 and 2023 and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024, the results of its operations for the three months ended March 31, 2024 and 2023, and its cash flows for the three months ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are unaudited. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K filed with the SEC on April 1, 2024.

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

At March 31, 2024 the Company had $16,042,000 of its cash and cash equivalents in a Morgan Stanley Institutional Liquidity Fund. The fund is a AAA rated money market fund that invests in a portfolio of liquid, high-quality debt securities issued by the U.S. government. The fund resides in a custodial account held by U.S. Bank for which SVB Asset Management is the advisor.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K filed with the SEC on April 1, 2024. There have been no changes to the Company’s significant accounting policies as of and for the three months ended March 31, 2024.

Fair Value Measurements

At both March 31, 2024 and December 31, 2023, the Company had no financial assets and liabilities measured at fair value on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

3. Revenue

The Company’s revenue during the three months ended March 31, 2024 and 2023 was from its license and collaboration agreement with SymBio.

	Three Months Ended March 31,
	2024	2023
Symbio
Upfront license fee recognition over time	$56,000	$56,000

Deferred revenue is as follows:

Symbio
Upfront Payment
Deferred balance at December 31, 2023	$3,017,000
Recognition to revenue	(56,000)

Deferred balance at March 31, 2024	$2,961,000

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Net Loss Per Share of Common Stock

The following potentially dilutive securities outstanding at March 31, 2024 and 2023 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive (reflects the number of common shares as if the dilutive securities had been converted to common stock):

	March 31,
	2024	2023
Warrants	307,716	344,990
Stock options	2,292,543	1,856,722
	2,600,259	2,201,712

5. Warrants

Common Stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the three months ended March 31, 2024 is as follows:

				Balance				Balance
		Exercise	Expiration	December 31,	Warrants	Warrants	Warrants	March 31,
Description	Classification	Price	Date	2023	Issued	Exercised	Expired	2024
Non-tradable pre-funded warrants	Equity	$2.25	none	3,522	—	—	—	3,522
Non-tradable pre-funded warrants	Equity	$2.25	none	4,974	—	—	—	4,974
Non-tradable warrants	Equity	$3.00	November 2024	244,500	—	—	—	244,500
Non-tradable warrants	Equity	$6.54375	December 2024	16,953	—	—	—	16,953
Non-tradable warrants	Equity	$6.75450	December 2024	46,263	—	—	—	46,263
				316,212	—	—	—	316,212

6. Balance Sheet Detail

Prepaid expenses and other current assets:

	March 31,	December 31,
	2024	2023
Research and development	$1,009,000	$1,060,000
Manufacturing	180,000	186,000
Insurance	293,000	174,000
Other	263,000	401,000
	$1,745,000	$1,821,000

Property and equipment:

	March 31,	December 31,
	2024	2023
Property and equipment	$84,000	$84,000
Accumulated depreciation	(66,000)	(62,000)
	$18,000	$22,000

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Accrued expenses and other current liabilities:

	March 31,	December 31,
	2024	2023
Research and development	$2,158,000	$2,196,000
Employee compensation	457,000	1,002,000
Professional fees	13,000	177,000
	$2,628,000	$3,375,000

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

The 2018 Plan was amended and restated following unanimous approval of the Company’s Board of Directors on April 24, 2019 and was approved by the Company’s stockholders on June 17, 2019. The amended 2018 Plan (the “Amended Plan”) allowed for an additional 39,300 shares of the Company’s common stock that may be issued under the Amended Plan with respect to awards made on and after June 17, 2019.

The 2021 Incentive Compensation Plan (the “2021 Plan”) was unanimously approved by the Company’s stockholders on July 30, 2021. Upon stockholders’ approval of the 2021 Plan, no further awards will be made under the amended 2018 Plan. Under the 2021 Plan, the Company may grant incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors and consultants, and advisors.

The 2021 Plan was amended and restated following unanimous approval of the Company’s Board of Directors on May 23, 2022 and was approved by the Company’s stockholders on August 18, 2022. The amended 2021 Plan (the “Amended 2021 Plan”) allowed for an additional 2,000,000 shares of the Company’s common stock that may be issued with respect to awards made on and after August 18, 2022. At March 31, 2024, there were 930,283 shares available for future issuance.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense related to stock options and restricted stock units as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
General and administrative	$182,000	$169,000
Research and development	151,000	167,000
	$333,000	$336,000

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

A summary of stock option activity for the three months ended March 31, 2024 is as follows:

	Options Outstanding
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Balance, December 31, 2023	2,311,011	$3.04	8.53	$20,814
Granted	—	$—	—	—
Exercised	—	$—	—	$—
Forfeitures/adjustments	(18,468)	$19.14	—
Balance, March 31, 2024	2,292,543	$2.91	8.35	$214,421
Exercisable at March 31, 2024	1,115,154	$4.86	7.63	$54,498

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

As of March 31, 2024, there was $755,000 of unrecognized compensation expense related to the unvested stock options which is expected to be recognized over a weighted-average period of approximately 1.22 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value of stock options include the following:

	Three months ended March 31,
	2024		2023
Risk-free interest rate	—%		3.63%
Expected volatility	—%		121.00%
Expected term	—	years	5.85	years
Expected dividend yield	—%		0%
Weighted average grant date fair value	$—		$0.64

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected term of options: Due to its lack of sufficient historical data, the Company estimates the expected life of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

●	Expected stock price volatility: Expected volatility is based on the historical volatility of the Company’s Common Stock.
●	Expected annual dividend yield: The Company has never paid, and does not expect to pay, dividends in the foreseeable future. Accordingly, the Company assumed an expected dividend yield of 0.0%.

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

A summary of RSU activity for the three months ended March 31, 2024 is as follows:

	2021 RSU	2022 RSU	2022 RSU2	2023 RSU
Outstanding and unvested January 1, 2024	25,787	74,476	11,000	135,883
Granted	-	-	-	-
Vested	-	(37,236)	-	(45,290)
Forfeited/Cancelled	-	-	-	-
Outstanding and unvested March 31, 2024	25,787	37,240	11,000	90,593

At March 31, 2024, the unrecognized compensation cost related to unvested service-based RSUs was $176,000, which will be recognized over the remaining service period of 1.09 years.

Grants of PSUs and SARs

During 2020 and 2021, the compensation committee of the Board of Directors and the board approved a cash bonus program of cash-settled stock appreciation right (SAR) awards to the Company’s employees and non-employee directors, and cash-settled performance stock unit (PSU) awards to the Company’s employees. These awards were granted outside of the 2018 Plan and the 2021 Plan. As the Company’s stock price has decreased since these awards, their impact on the results of operations and balance sheet of the Company are not material during 2024 or 2023.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Research Agreements

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through March 31, 2024 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

9. Subsequent Events

Merger

On April 1, 2024, the Company acquired Trawsfynydd, in accordance with the terms of an Agreement and Plan of Merger, dated April 1, 2024 (the “Merger Agreement”), by and among the Company, Traws Merger Sub I, Inc., a Delaware corporation (“First Merger Sub”), Traws Merger Sub II, LLC, a Delaware limited liability company (“Second Merger Sub”), and Trawsfynydd. Pursuant to the Merger Agreement, First Merger Sub merged with and into Trawsfynydd, pursuant to which Trawsfynydd was the surviving corporation (the “First Merger”). Immediately following the First Merger, Trawsfynydd merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity and a wholly owned subsidiary of the Company (the “Second Merger” and together with the First Merger, the “Merger”). The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

Under the terms of the Merger Agreement, upon the consummation of the Merger on April 1, 2024 (the “Closing”), in exchange for the outstanding shares of capital stock of Trawsfynydd immediately prior to the effective time of the First Merger, the Company issued to the stockholders of Trawsfynydd an aggregate of (A) 3,549,538 shares of common stock of the Company, par value $0.01 per share (the “Common Stock”) and (B) 10,359.0916 shares of Series C Preferred Stock (as defined and described below). Each share of Series C Preferred Stock is convertible into 10,000 shares of Common Stock, subject to certain conditions described below. In addition, the Company assumed all Trawsfynydd stock options immediately outstanding prior to the First Merger, each becoming an option to purchase Common Stock subject to adjustment pursuant to the terms of the Merger Agreement (the “Assumed Options”). No portion of the Assumed Options will be exercisable unless and until the Meeting Proposals (as defined below) are approved by the Company’s stockholders. Once exercisable, the Assumed Options will be exercisable for an aggregate of 454,000 shares of Common Stock. Following the effective time of the Second Merger, the Company changed its name to “Traws Pharma, Inc.”

Pursuant to the Merger Agreement, the Company agreed to hold a stockholders’ meeting to submit the following matters to its stockholders for their consideration: (i) the approval of the conversion of shares of Series C Preferred Stock into shares of Common Stock in accordance with the rules of the Nasdaq Stock Market LLC (the “Conversion Proposal”) and (ii) if deemed necessary or appropriate by the Company or as otherwise required by applicable law or contract, the approval of an amendment to the Company’s certificate of incorporation, as amended (the “Charter”), to authorize sufficient shares of Common Stock for the conversion of Series C Preferred Stock issued pursuant to the Merger Agreement (the “Share Increase Proposal” and together with the Conversion Proposal, the “Meeting Proposals”). In connection with these matters, the Company agreed to file a proxy statement on Schedule 14A with the SEC.

The Board of Directors of the Company (the “Board”) approved the Merger Agreement and the related transactions, and the consummation of the Merger was not subject to approval of Company stockholders.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Contingent Value Rights Agreement

Concurrently with the Closing of the Merger, the Company entered into a contingent value rights agreement (the “CVR Agreement”) with a rights agent (the “Rights Agent”), pursuant to which each holder of Common Stock as of the applicable record date (April 15, 2024), including those holders receiving shares of Common Stock in connection with the Merger, is entitled to one contractual contingent value right (each, a “CVR”), subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of Common Stock held by such holder as of the applicable record time.

When issued, each contingent value right will entitle the holder (the “Holder”) thereof to distributions of the following, pro-rated on a per-CVR basis, during the CVR Term (as defined in the CVR Agreement):

●	43.7% of the Net Proceeds (as defined in the CVR Agreement) received by Traws Pharma in a given calendar quarter in the event of the sale, license, transfer or disposition of rights to Traws Pharma’s two leading cancer drug candidates, Narazaciclib and Rigosertib (including any such sale or disposition of equity securities in any subsidiary established by Traws Pharma to hold any right, title or interest in or to Rigosertib or Narazaciclib); or
●	6.24% of any Net Sales (as defined in the CVR Agreement) for Traws Pharma’s two leading cancer drug candidates, Narazaciclib and Rigosertib, by Traws Pharma or any of its affiliates in a given calendar quarter.

The distributions in respect of the CVRs will be made on a quarterly basis, and will be subject to a number of deductions, subject to certain exceptions or limitations, including but not limited to for certain taxes and certain out-of-pocket expenses incurred by Traws Pharma.

Under the CVR Agreement, the Rights Agent has, and Holders of at least 30% of the CVRs then-outstanding have, certain rights to audit and enforcement on behalf of all Holders of the CVRs.

Private Placement and Securities Purchase Agreement

On April 1, 2024, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with TPAV, LLC, an affiliate of Torrey Pines, and OrbiMed Private Investments VIII, LP, an affiliate of OrbiMed Advisors (the “Investors”). Pursuant to the Securities Purchase Agreement, the Company issued and sold an aggregate of (i) 496,935 shares of Common Stock and (ii) 1,578.2120 shares of Series C Preferred Stock (the “PIPE Securities”) for an aggregate purchase price of approximately $14,000,000 (collectively, the “Financing”). Each share of Series C Preferred Stock is convertible into 10,000 shares of Common Stock upon stockholder approval. The powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series C Preferred Stock are set forth in the Certificate of Designation. If Traws Pharma’s stockholders do not approve the conversion of the Series C Preferred Stock within six months after the initial issuance of the Series C Preferred Stock, then the holders of Series C Preferred Stock will be entitled to elect to have their shares of Series C Preferred Stock redeemed for cash at a price per share equal to the last reported closing trading price of the common stock at such time on an as-converted to common stock basis, as further described in the Certificate of Designation relating to the Series C Preferred Stock. The closing of the Financing occurred concurrently with the closing of the Merger on April 1, 2024 (the “Financing Closing Date”).

Registration Rights Agreement

On April 1, 2024, in connection with the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the holders of Common Stock and Series C Preferred Stock signatory thereto. Pursuant to the Registration Rights Agreement, Traws Pharma is required to prepare and file a resale registration statement with the SEC within 90 calendar days following the Financing Closing Date (the “Filing Deadline”), with respect to the shares of Common Stock underlying the PIPE Securities and the Common Stock and Series C Preferred Stock issued to the signatories to the Registration Rights Agreement in the Merger. Traws Pharma

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

will use its commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within 30 calendar days of the Filing Deadline (or within 60 calendar days if the SEC reviews the registration statement).

Transaction Costs

In connection with the planned Merger, the Company incurred transaction costs of approximately $1,700,000 during the three months ended March 31, 2024 that are included as general and administrative expenses in the statement of operations for the three months ended March 31, 2024.

Tungsten Partners LLC (“Tungsten”) acted as financial advisor to the Company in connection with the Merger. As compensation for services rendered by Tungsten, the Company issued to Tungsten and its affiliates and designees an aggregate of 168,601 shares of Common Stock and 535.46510 shares of Series C Preferred Stock and paid approximately $1.0 million of cash in April 2024. All of the compensation to Tungsten was contingent on the closing of the Merger and therefore will be expensed in the second quarter of 2024.

Additional costs will continue to be incurred as Traws Pharma seeks to satisfy the obligations under the Merger Agreement, Stock Purchase Agreement and related agreements.

Employment and Severance Agreements

In accordance with the Merger Agreement, three directors were appointed to the Board of Directors of the Company and there were several changes to management, each effective as of the Closing.

On April 8, 2024, Traws Pharma terminated 11 of its 17 employees, some of whom have been retained as consultants. The associated severance costs which are estimated at approximately $1,000,000 will be expensed in the second quarter of 2024 and paid according to Traws Pharma’s regular payroll schedule.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with interim unaudited condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report, and the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the SEC on April 1, 2024. As used in this report, unless the context suggests otherwise, the “Company” refers to Onconova Therapeutics, Inc. as of March 31, 2024 and its consolidated subsidiaries. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “Traws” or “Traws Pharma” refer to the Company after the effective time of the Merger.

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

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

●any future payouts under the contingent value right, or CVR, issued to our holders of record as of the close of business on April 15, 2024;

●any expected or unexpected transaction costs or expenses resulting from the Merger;

●problems that may arise in successfully integrating the business of Trawsfynydd, which may result in us not operating as effectively and efficiently as expected;

●our ability to achieve the expected benefits or opportunities and related timing with respect to the Merger (as defined below) or to monetize any of our legacy assets;

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

●	the difficulties in obtaining and maintaining regulatory approval of our product candidates, and the labeling under any approval we may obtain;

●	our plans and ability to develop, manufacture and commercialize our product candidates;

●	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;

●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

●	regulatory developments in the United States and foreign countries;

●	the rate and degree of market acceptance of any of our product candidates;

●	obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;

●	the successful development of our commercialization capabilities, including sales and marketing capabilities;

●	recently enacted and future legislation and regulation regarding the healthcare system;

●	the success of competing therapies and products that are or become available;

●	our ability to maintain the listing of our securities on a national securities exchange;

●	the potential for third party disputes and litigation; and

●	the performance of third parties, including contract research organizations (“CROs”) and third-party manufacturers.

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

You should also read carefully the factors described in the “Risk Factors” in this quarterly report on Form 10-Q and our most recent annual report on Form 10-K filed with the SEC on April 1, 2024, to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this report and you should not place undue reliance on any forward-looking statements.

Overview

The Company’s net losses were $5.0 million and $5.8 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, The Company had an accumulated deficit of $487.6 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met.

As of March 31, 2024, the Company had $16.4 million in cash and cash equivalents. On April 1, 2024, in connection with the Merger described below, the Company entered into a Securities Purchase Agreement for the sale of common and preferred stock to TPAV, LLC, an affiliate of Torrey Pines, and OrbiMed Private Investments VIII, LP, an affiliate of OrbiMed Advisors and raised gross proceeds of $14 million. Based on current projections, we do not have sufficient cash and cash equivalents as of the date of this report to support our operations for at least the 12 months following the date that these financial statements are issued. Accordingly, substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued.

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

We are a clinical-stage biopharmaceutical company aiming to address unmet medical needs in respiratory viral diseases and cancer. Following the closing of the Merger described below in which we acquired Trawsfynydd Therapeutics, Inc. on April 1, 2024, we plan to advance the development of four clinical programs:

●	We plan to develop viroxavir (TRX100), which we acquired as part of the Merger and is a cap-dependent endonuclease inhibitor intended to inhibit influenza virus replication including A and B virus strains. Viroxavir has completed a first Phase 1 study that generally demonstrated positive safety and tolerability data in healthy volunteers. The study also provided pharmacokinetics and pharmacodynamics (PK/PD) data to support the potential use of a single oral dose administration for either treatment or prophylaxis. We intend to conduct a Phase 1 dose extension to evaluate one additional, higher dose of Viroxavir prior to the initiation of Phase 2 studies in the second half of 2024.

●	We plan to develop Travatrelvir (TRX01), which we acquired as part of the Merger and is an Mpro protease inhibitor intended for the treatment of COVID19. We believe Travatrelvir may be active against the original, delta, and omicron variants of SARS-CoV-2, and may be more potent than nirmatrelvir (Pfizer’s Mpro inhibitor). Preclinical studies indicated that Travatrevlir does not require co-administration with a human cytochrome P450 (CYP) inhibitor such as ritonavir, and, is therefore expected to avoid drug-on-drug interactions, potentially permitting wider use. Studies will evaluate a once-daily 10 day treatment regimen, to reduce the likelihood of viral rebound.

●	We plan to continue to develop narazaciclib, our CDK4-plus inhibitor intended to treat solid tumors and, in combination with letrozole, as a second- or third-line therapy for breast and potentially other cancers. Narazaciclib is a CDK4 -plus inhibitor, which may address unmet medical needs, especially for patients that have failed first-line therapy. Preclinical results indicate that narazaciclib is active in numerous tumor types, inhibiting CSF1R and ARK 5/NUAK1. Preclinical studies also showed reduced neutropenia with narazaciclib, as compared to palbociclib and that narazaciclib inhibits growth of palbociclib resistant cancer cells. We currently are conductng a Phase 1 dose escalation and dose finding study to determine the maximum tolerated dose, the recommended dose for phase 2 trials, product safety and tolerability, and the product pharmacokinetic and pharmacodynamic profile.

●	Rigosertib is our PLK1 inhibitor that is in investigator-initiated clinical trials for epidermolysis bullosa-associated squamous cell carcinoma, a rare disease. As reported at the October 2023 European Academy of Dermatology and Venereology 2023 Conference, in an investigator initiated open-label, single arm safety and efficacy study of four patients with recessive dystrophic epidermolysis bullosa associated advanced/metastatic squamous cell carcinoma, two patients achieved complete cutaneous response of 12 months or more, one patient experienced metastatic disease progression, and one patient remained on study. Responding patients included one patient who achieved both cutaneous and histological remission of 16 months. The patient’s rigosertib dose was reduced following the report of a grade 2 adverse event (irritative cystitis), which led to symptomatic relief. The other responding patient achieved a complete cutaneous remission and completed the protocol-specified 12-months of therapy.

Merger

On April 1, 2024, the Company acquired Trawsfynydd Therapeutics, Inc., a Delaware corporation (“Trawsfynydd”), in accordance with the terms of an Agreement and Plan of Merger, dated April 1, 2024 (the “Merger Agreement”), by and among the Company, Traws Merger Sub I, Inc., a Delaware corporation (“First Merger Sub”), Traws Merger Sub II, LLC, a Delaware limited liability company (“Second Merger Sub”), and Trawsfynydd. Pursuant to the Merger Agreement, First Merger Sub merged with and into Trawsfynydd, pursuant to which Trawsfynydd was the surviving corporation (the “First Merger”). Immediately following the First Merger, Trawsfynydd merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity and a wholly owned subsidiary of the Company (the “Second Merger” and together with the First Merger, the “Merger”). The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

Under the terms of the Merger Agreement, upon the consummation of the Merger on April 1, 2024 (the “Closing”), in exchange for the outstanding shares of capital stock of Trawsfynydd immediately prior to the effective time of the First Merger, the Company issued to the stockholders of Trawsfynydd an aggregate of (A) 3,549,538 shares of common stock of the Company, par value $0.01 per share (the “Common Stock”) and (B) 10,359.0916 shares of Series C Preferred Stock (as defined and described below). Each share of Series C Preferred Stock is convertible into 10,000 shares of Common Stock, subject to certain conditions described below. In addition, the Company assumed all Trawsfynydd stock options immediately outstanding prior to the First Merger, each becoming an option to purchase Common Stock subject to adjustment pursuant to the terms of the Merger Agreement (the “Assumed Options”). No portion of the Assumed Options will be exercisable unless and until the Meeting Proposals (as defined below) are approved by our stockholders. Once exercisable, the Assumed Options will be exercisable for an aggregate of 454,000 shares of Common Stock. Following the effective time of the Second Merger, the Company changed its name to “Traws Pharma, Inc.”

Pursuant to the Merger Agreement, the Company agreed to hold a stockholders’ meeting to submit the following matters to its stockholders for their consideration: (i) the approval of the conversion of shares of Series C Preferred Stock into shares of Common Stock in accordance with the rules of the Nasdaq Stock Market LLC (the “Conversion Proposal”) and (ii) if deemed necessary or appropriate by the Company or as otherwise required by applicable law or contract, the approval of an amendment to the Company’s certificate of incorporation, as amended (the “Charter”), to authorize sufficient shares of Common Stock for the conversion of Series C Preferred Stock issued pursuant to the Merger Agreement (the “Share Increase Proposal” and together with the Conversion Proposal, the “Meeting Proposals”). In connection with these matters, the Company agreed to file a proxy statement on Schedule 14A with the Securities and Exchange Commission (the “SEC”).

The Board of Directors of the Company (the “Board”) approved the Merger Agreement and the related transactions, and the consummation of the Merger was not subject to approval of Company stockholders.

In accordance with the Merger Agreement, each of Werner Cautreels, Iain Dukes, and Nikolay Savchuk were appointed to the Board of Directors of the Company effective as of the Closing. In accordance with the Merger Agreement, Werner Cautreels was appointed as Chief Executive Officer of the Company, Iain Dukes was appointed as Executive Chairman of the Company, and Nikolay Savchuk was appointed as Chief Operating Officer of the Company effective as of the Closing.

Support Agreements

In connection with the execution of the Merger Agreement, the Company and Trawsfynydd entered into stockholder support agreements (the “Company Stockholder Support Agreements”) with certain of the Company’s stockholders (solely in their capacity as stockholders of the Company). Pursuant to the Support Agreements, among other things, each of the Company stockholder parties thereto agreed to vote or cause to be voted all of the shares of Common Stock owned by such stockholder in favor of the Meeting Proposals.

In connection with the execution of the Merger Agreement, the Company and Trawsfynydd entered into stockholder support agreements (the “Trawsfynydd Stockholder Support Agreements”) with all of Trawsfynydd’s stockholders (solely in their capacity as stockholders of the Company). Pursuant to the Trawsfynydd Stockholder Support Agreements, among other things, each of the Trawsfynydd stockholders agreed to the terms and conditions of the Merger Agreement, to waive any dissenters rights and to release claims such stockholder may have against the Company and Trawsfynydd.

Lock-up Agreements

Concurrently and in connection with the execution of the Merger Agreement, certain Trawsfynydd stockholders as of immediately prior to the Closing, and certain directors, officers, and stockholders of the Company as of immediately prior to the Closing entered into lock-up agreements with the Company and Trawsfynydd, pursuant to which each such stockholder agreed to be subject to a 180-day lockup on the sale or transfer of shares of the Company held by each such stockholder at the Closing, including those shares of Common Stock and Series C Preferred Stock (including the shares of Common Stock into which such Series C Preferred Stock is convertible) received by each such stockholder in the Merger (the “Lock-up Agreements”).

Contingent Value Rights Agreement

Concurrently with the Closing of the Merger, the Company entered into a contingent value rights agreement (the “CVR Agreement”) with a rights agent (the “Rights Agent”), pursuant to which each holder of Common Stock as of the applicable record date (April 15, 2024), including those holders receiving shares of Common Stock in connection with the Merger, is entitled to one contractual contingent value right (each, a “CVR”), subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of Common Stock held by such holder as of the applicable record time (5:00 p.m. ET on April 15, 2024).

When issued, each contingent value right will entitle the holder (the “Holder”) thereof to distributions of the following, pro-rated on a per-CVR basis, during the CVR Term (as defined in the CVR Agreement):

●	43.7% of the Net Proceeds (as defined in the CVR Agreement) received by us in a given calendar quarter in the event of the sale, license, transfer or disposition of rights to our two leading cancer drug candidates, Narazaciclib and Rigosertib (including any such sale or disposition of equity securities in any subsidiary established by us to hold any right, title or interest in or to Rigosertib or Narazaciclib); or
●	6.24% of any Net Sales (as defined in the CVR Agreement) for our two leading cancer drug candidates, Narazaciclib and Rigosertib, by us or any of our affiliates in a given calendar quarter.

The distributions in respect of the CVRs will be made on a quarterly basis, and will be subject to a number of deductions, subject to certain exceptions or limitations, including but not limited to for certain taxes and certain out-of-pocket expenses incurred by us.

Under the CVR Agreement, the Rights Agent has, and Holders of at least 30% of the CVRs then-outstanding have, certain rights to audit and enforcement on behalf of all Holders of the CVRs.

Private Placement and Securities Purchase Agreement

On April 1, 2024, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with TPAV, LLC, an affiliate of Torrey Pines, and OrbiMed Private Investments VIII, LP, an affiliate of OrbiMed Advisors (the “Investors”). Pursuant to the Securities Purchase Agreement, the Company issued and sold an aggregate of (i) 496,935 shares of Common Stock and (ii) 1,578.2120 shares of Series C Preferred Stock (the “PIPE Securities”) for an aggregate purchase price of approximately $14 million (collectively, the “Financing”). Each share of Series C Preferred Stock is convertible into 10,000 shares of Common Stock, as described below. The powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series C Preferred Stock are set forth in the Certificate of Designation (as defined and described below). The closing of the Financing occurred concurrently with the closing of the Merger on April 1, 2024 (the “Financing Closing Date”).

Registration Rights Agreement

On April 1, 2024, in connection with the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the holders of Common Stock and Series C Preferred Stock signatory thereto. Pursuant to the Registration Rights Agreement, we are required to prepare and file a resale registration statement with the SEC within 90 calendar days following the Financing Closing Date (the “Filing Deadline”), with respect to the shares of Common Stock underlying the PIPE Securities and the Common Stock and Series C Preferred Stock issued to the signatories to the Registration Rights Agreement in the Merger. We will use our commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within 30 calendar days of the Filing Deadline (or within 60 calendar days if the SEC reviews the registration statement).

Certificate of Designation

On April 1, 2024, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series C Non-Voting Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware in connection with the Merger. The Certificate of Designation provides for the designation of shares of the Company’s Series C Non-Voting Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”). Holders of Series C Preferred Stock are entitled to receive dividends on shares of Series C Preferred Stock equal to, on an as-if-converted-to-Common-Stock basis, and in the same form as dividends actually paid on shares of the Common Stock.

Except as otherwise required by law, the Series C Preferred Stock does not have voting rights. However, as long as any shares of Series C Preferred Stock are outstanding, we will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series C Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series C Preferred Stock or alter or amend the Certificate of Designation, amend or repeal any provision of, or add any provision to, the Charter or our bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, in each case if any such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series C Preferred Stock, regardless of whether any of the foregoing actions shall be by means of amendment to the Charter or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (ii) issue further shares of Series C Preferred Stock, (iii) prior to the earlier of stockholder approval of the Conversion or the six-month anniversary of the Closing, consummate either: (A) any Fundamental Transaction (as in the Certificate of Designation) or (B) any stock sale to, or any merger, consolidation or other business combination with or into, another entity in which our stockholders immediately before such transaction do not hold at least a majority of the capital stock immediately after such transaction, or (iv) enter into any agreement with respect to any of the foregoing.

The Series C Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of Traws Pharma. Following stockholder approval of the Conversion Proposal, each share of Series C Preferred Stock will automatically convert into 10,000 shares of Common Stock, subject to certain limitations, including that a holder of Series C Preferred Stock is prohibited from converting shares of Series C Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.9% and 19.9%) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion. The Series C Preferred Stock is redeemable for cash at the option of the holder thereof at any time following the date that is six months after the initial issuance of the Series C Preferred Stock or following any failure to deliver shares of Common Stock in accordance with the terms of the Series C Preferred Stock, at a price per share equal to the then-current fair value of the Series C Preferred Stock on an as-converted basis, as described in the Certificate of Designation.

Certificate of Amendment

On April 2, 2024, the Company changed its name to Traws Pharma, Inc. pursuant to a certificate of amendment to its Tenth Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware (the “Name Change”). Pursuant to the Delaware General Corporation Law, a stockholder vote was not necessary to effectuate the Name Change and it does not affect the rights of the Company’s stockholders. In addition, effective at the open of market trading on April 3, 2024, our Common Stock ceased trading under the ticker symbol “ONTX” and began trading on the Nasdaq Stock Market under the ticker symbol “TRAW”.

Transaction Costs

In connection with the planned Merger, the Company incurred transaction costs of approximately $1,700,000 during the three months ended March 31, 2024 that are included as general and administrative expenses in the statement of operations for the three months ended March 31, 2024.

Tungsten Partners LLC (“Tungsten”) acted as financial advisor to the Company in connection with the Merger. As compensation for services rendered by Tungsten, the Company issued to Tungsten and its affiliates and designees an aggregate of 168,601 shares of Common Stock and 535.4650 shares of Series C Preferred Stock and paid approximately $1.0 million of cash in April 2024. All of the compensation to Tungsten was contingent on the closing of the Merger and therefore will be expensed in the second quarter of 2024.

Additional costs will continue to be incurred as Traws Pharma seeks to satisfy the obligations under the Merger Agreement, Stock Purchase Agreement and related agreements.

Employment and Severance Agreements

In accordance with the Merger Agreement, three directors were appointed to the Board of Directors of the Company and there were several changes to management, each effective as of the Closing.

On April 8, 2024, the Company terminated 11 of its 17 employees, some of whom have been retained as consultants. Severance costs which are estimated at approximately $1.0 million will be expensed in the second quarter of 2024 and paid according to the Company’s regular payroll schedule.

The foregoing summaries of the Merger Agreement, Company Stockholder Support Agreements, Trawsfynydd Stockholder Support Agreements, Lock-Up Agreements, CVR Agreement, Certificate of Designation, Certificate of Amendment, Securities Purchase Agreement, Registration Rights Agreement, Employment Agreement of Werner Cautreels and Form of Offer Letter are not complete and are qualified in their entirety by reference to the full texts of the each, copies of which are incorporated by reference as Exhibits 2.1 (including the exhibits thereto), 3.1, 3.2, 10.1, 10.2, 10.3 and 10.4 to this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our interim unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of March 31, 2024, there have been no significant changes in the Company’s critical accounting policies and estimates as discussed in the Company’s annual report on Form 10-K filed with the SEC on April 1, 2024.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023	Change
Revenue	$56,000	$56,000	$—
Operating expenses:
General and administrative	3,356,000	2,113,000	(1,243,000)
Research and development	1,912,000	4,080,000	2,168,000
Total operating expenses	5,268,000	6,193,000	925,000
Loss from operations	(5,212,000)	(6,137,000)	925,000
Other income, net	229,000	362,000	(133,000)
Net loss	$(4,983,000)	$(5,775,000)	$792,000

Revenues

Revenues for the three months ended March 31, 2024 were consistent with the three months ended March 31, 2023, and were due to the recognition of deferred revenue from our collaboration with SymBio.

General and administrative expenses

General and administrative expenses increased $1.2 million, or 59%, to $3.4 million for the three months ended March 31, 2024 from $2.1 million for the three months ended March 31, 2023. This increase was caused by $1.6 million higher legal and professional fees related to the Trawsfynydd acquisition in April 2024. This increase was partially offset by decreases of $0.1 million due to lower bonus accrual and $0.3 million in lower insurance, meetings, and public company expenses in the 2024 period.

The details of the Company’s general and administrative expenses are:

	Three Months Ended March 31,
	2024	2023
Professional & consulting fees	$2,078,000	$499,000
Stock based compensation	182,000	167,000
Personnel related	772,000	909,000
Public company costs	225,000	282,000
Insurance & other	99,000	256,000
	$3,356,000	$2,113,000

Research and development expenses

Research and development expenses decreased by $2.2 million, or 53%, to $1.9 million for the three months ended March 31, 2024 from $4.1 million for the three months ended March 31, 2023. This decrease was caused primarily by a $1.4 million decrease in manufacturing costs related to the timing of narazaciclib drug substance and drug product manufacturing and a decrease of $0.7 million in clinical development and consulting and $0.1 million lower personnel expenses due to lower bonus accrual in the 2024 period.

The details of the Company’s research and development expenses are:

	Three Months Ended March 31,
	2024	2023
Preclinical & clinical development	$709,000	$1,317,000
Personnel related	673,000	738,000
Manufacturing, formulation & development	59,000	1,475,000
Stock based compensation	151,000	169,000
Consulting fees	320,000	381,000
	$1,912,000	$4,080,000

Other income, net

Other income, net, was income of $0.2 million for the three months ended March 31, 2024 compared to $0.4 million for the three months ended March 31, 2023. The change was caused by lower interest income in the 2024 period due to lower cash balances.

Liquidity and Capital Resources

Since inception, the Company has incurred net losses and experienced negative cash flows from our operations. The Company incurred net losses of $5.0 million and $5.8 million for the three months ended March 31, 2024 and 2023, respectively. The Company’s operating activities used $4.4 million and $4.5 million of net cash during the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, the Company had an accumulated deficit of $487.6 million, working capital of $8.7 million, and cash and cash equivalents of $16.4 million. On April 1, 2024, in connection with the Merger described above, the Company entered into a Securities Purchase Agreement for the sale of common and preferred stock to TPAV, LLC, an affiliate of Torrey Pines, and OrbiMed Private Investments VIII, LP, an affiliate of OrbiMed Advisors and raised gross proceeds of $14 million. Based on current projections, and including the proceeds received in the private placement, we do not have sufficient cash and cash equivalents as of the date of this report to support our operations for at least the 12 months following the date that these financial statements are issued. Accordingly, substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, we may have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us.

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

In addition, our future capital requirements will depend on many factors, including, without limitation, the timing for the stockholder approval of the conversion of our Series C Preferred Stock into Common Stock and the amount of any associated redemptions if the stockholder approval is not obtained. The Certificate of Designation of Preferences, Rights and Limitations of the Series C Non-Voting Convertible Preferred Stock (the “Certificate of Designation”), contains a provision granting each holder of the Series C Preferred Stock the option to require us to redeem the Series C Preferred Stock for cash at any time following the date that is six months after the initial issuance of the Series C Preferred Stock or following any failure to deliver shares of Common Stock in accordance with the terms of the Series C Preferred Stock, at a price per share equal to the then-current fair value of the Series C Preferred Stock on an as-converted basis. The “fair value” of shares for this purpose would be the last reported closing sale price of TRAW common stock as of a specific day depending on the circumstances of the redemption, as described more fully in the Certificate of Designation. We could be required to use a significant amount of our cash resources on hand to satisfy this redemption obligation, particularly if holders of Series C Preferred Stock exercise their redemption right with respect to a significant number of shares of Series C Preferred Stock or at a time when the trading price of our common stock is elevated. Further, in the event that we do not have sufficient cash on hand to satisfy our redemption obligations, we may need to raise additional capital to satisfy these potential obligations. Any redemption payments could materially limit the amount of cash we have available to fund our operations.

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

Cash Flows

The following table summarizes the Company’s cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(4,424,000)	$(4,543,000)
Investing activities	—	—
Financing activities	—	—
Effect of foreign currency translation	(7,000)	6,000
Net decrease in cash and cash equivalents	$(4,431,000)	$(4,537,000)

Net cash used in operating activities

Net cash used in operating activities was $4.4 million for the three months ended March 31, 2024 and consisted primarily of a net loss of $5.0 million, including $0.3 million of noncash stock-based compensation and depreciation expense. Changes in operating assets and liabilities resulted in a net increase in cash of $0.2 million. Significant changes in operating assets and liabilities included an increase in accounts payable of $0.9 million and a decrease in accrued liabilities of $0.8 million due to timing of invoices and payments to our vendors, a decrease in prepaid expenses and other current assets of $0.1 million, and a decrease in deferred revenue of $0.1 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

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

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2024 to be higher than 2023 due to the advancement of our clinical trials for narazaciclib and our new clinical-stage anti-viral compounds acquired in the Merger, as well as the significant transaction-related costs and acquired liabilities associated with the Merger. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that, currently, our non-cancelable obligations under these agreements are not material. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the fourth quarter of 2024; therefore, based on current projections, we do not have sufficient cash and cash equivalents to support our operations for at least the 12 months following the date that these financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern through the one-year period after the date that the financial statements are issued.

We are exploring various sources of funding for continued development of our product candidates, as well as our ongoing operations. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant NDA preparation and commercialization expenses. We do not currently have an organization for the sales, marketing, and distribution of pharmaceutical products. We may rely on licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories. If we choose to build a commercial infrastructure to support marketing in the United States for any of our product candidates that achieve regulatory approval, such commercial infrastructure could be expected to include a targeted oncology sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to having any certainty about marketing approval. Furthermore, we have and expect to continue to incur additional costs associated with operating as a public company and to satisfy the obligations under the Merger Agreement, Stock Purchase Agreement and related agreements.

For additional risks, please see “Risk Factors” in Part II of this report and previously disclosed in our annual report on Form 10-K filed with the SEC on April 1, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any pending material legal proceedings and are not aware of any such proceedings contemplated by governmental authorities.

Item 1A. Risk Factors

In addition to the following risk factors, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K filed with the SEC on April 1, 2024 which could materially affect our business, financial condition or future results. The following risk factors and the risks described in our annual report on Form 10-K filed with the SEC on April 1, 2024 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risk Related to Our Business and Industry

The oncology and virology product candidates under development by Traws Pharma will be subject to the same risks with respect to the Company’s business and industry, dependence on third parties, product development, regulatory compliance, and, if approved, product commercialization as those described in the annual report on Form 10-K filed with the SEC on April 1, 2024.

As a result of the combination of Onconova Therapeutics and Trawsfynydd Therapeutics, the newly formed Traws Pharma has a diversified product pipeline consisting of both virology and oncology development programs. Specifically, we are developing TRX01 (ratutrelvir) for COVID19, TRX100 (tivoxavir marboxil) for Wseasonal or pandemic influence, Narazaciclib for solid tumors, Narazaciclib combined with Letrozole for second/third line low grade endometrioid endometrial cancer, and Rigosertib for epidermolysis bullosa-associated squamous cell carcinoma. These product candidates and our activities associated with them will be subject to the same risks as those that were previously described in the Onconova Therapeutics 10-K. It is also possible that some of these risks may be greater with respect to the virology products based on FDA’s prior experience with products intended for influenza and COVID19. Notably, in recent years FDA has published guidance on the development of products for both influenza and COVID19 treatment.

Clinical and non-clinical development is expensive, time-consuming, and uncertain as to the outcome. A failure of one or more preclinical tests or clinical trials can occur at any stage of testing, and encouraging results in preclinical testing and earlier clinical studies do not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. There is also no guaranty that we will be able to commence or successfully and timely complete clinical studies.  Even if our clinical development programs are successful, we may not be able to successfully commercialize any product and if we or our third-party contractors, including clinical sites, preclinical laboratories, contract research organizations, manufacturers and suppliers, and other vendors are not able to follow the applicable regulatory requirements, meet the applicable contractual requirements, and comply with the applicable study plans and product requirements, we may face enforcement actions, may not be able to commence studies or may be delayed in commencing studies, may not receive marketing approval, or may need to repeat studies, any of which would materially harm our business.

Risk Factors Relating to the Merger

There is no guarantee that the Merger will increase stockholder value.

In April 2024, we merged with Trawsfynydd. We cannot guarantee that implementing the Merger and related transactions will not impair stockholder value or otherwise adversely affect our business. The Merger poses significant integration challenges between our businesses and management teams which could result in management and business disruptions, any of which could harm our results of operation, business prospects, and impair the value of the Merger to our stockholders.

Pursuant to the terms of the Merger Agreement, we are required to recommend that our stockholders approve the conversion of all outstanding shares of our Series C Preferred Stock into shares of our common stock. We cannot guarantee that our stockholders will approve this matter, and if they fail to do so we may be required to settle such shares in cash and our operations may be materially harmed.

Under the terms of the Merger Agreement, we agreed to call and hold a meeting of our stockholders to obtain the requisite approvals for the conversion of all outstanding shares of Series C Preferred Stock to be issued in the Merger and Financing into shares of our common stock, as required by the Nasdaq Stock Market LLC listing rules, and, if such approval is not obtained at that meeting, to seek to obtain such approvals at an annual or special stockholders meeting to be held at least every six months thereafter until such approval is obtained, which would be time consuming and costly. Additionally, if our stockholders do not approve the conversion of our Series C Preferred Stock within six months after the initial issuance of the Series C Preferred Stock, then the holders of our Series C Preferred Stock will be entitled to elect to have their shares of Series C Preferred Stock redeemed for cash at a price per share equal to the last reported closing trading price of the common stock at such time on an as-converted to common stock basis (each share of Series C Preferred Stock is convertible into 10,000 shares of Common Stock), as further described in our Certificate of Designation relating to the Series C Preferred Stock. If we are forced to cash settle a significant amount of the Series C Preferred Stock, it would materially affect our results of operations.

Stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger, including the issuance of our common stock upon conversion of all outstanding shares of Series C Preferred Stock to be issued in the Merger and Financing.

If we are unable to realize the full strategic and financial benefits currently anticipated from the Merger, stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent we are able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

The failure to successfully integrate the businesses of Onconova and Trawsfynydd in the expected timeframe would adversely affect Traws Pharma’s future results.

Our ability to successfully integrate the operations of Onconova and Trawsfynydd will depend, in part, on our ability to realize the anticipated benefits from the Merger. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common shares may be adversely affected. In addition, the integration of the Company’s and Trawsfynydd’s respective businesses will be a time-consuming and expensive process. Proper planning and effective and timely implementation will be critical to avoid any significant disruption to Traws Pharma’s operations. It is possible that the integration process could result in the loss of key employees, the disruption of its ongoing business or the identification of inconsistencies in standards, controls, procedures and policies that adversely affect its ability to maintain relationships with customers, suppliers, distributors, creditors, lessors, clinical trial investigators or managers or to achieve the anticipated benefits of the Merger. Delays encountered in the integration process could have a material adverse effect on Traws Pharma’s revenues, expenses, operating results and financial condition, including the value of its common shares.

The termination of employees undertaken to extend our cash runway and focus more of our capital resources on our prioritized research and development programs might not achieve our intended outcome.

In April 2024, we terminated 11 of our 17 employees in order to conserve cash, after payment of severance benefits, for continued development of our product candidates. The terminations may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees and consultants, increased reliance on third parties and the risk that we may not achieve the anticipated benefits of the terminations. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we might not successfully distribute the duties and obligations of our terminated employees among our remaining employees and consultants. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the terminations, or if we experience significant adverse consequences therefrom, our business, financial condition and results of operations may be materially adversely affected.

Our future results will suffer if we do not effectively manage its expanded operations.

As a result of the Merger, we will become a more diversified company and our business will become more complex. There can be no assurance that we will effectively manage the increased complexity without experiencing operating inefficiencies or control deficiencies. Significant management time and effort is required to effectively manage our increased complexity and our failure to successfully do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, as a result of the Merger, our financial statements and results of operations for periods prior to April 1, 2024 may not provide meaningful guidance to form an assessment of the prospects or potential success of our future business operations.

We expect to incur substantial expenses related to the integration of Trawsfynydd.

We have incurred, and expect to continue to incur, substantial expenses in connection with the Merger and the integration of Trawsfynydd. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, billing, payroll, research and development, marketing and benefits. Both the Company and Trawsfynydd have incurred significant transaction expenses in connection with the drafting and negotiation of the Merger Agreement, the Stock Purchase Agreement and the related ancillary agreements and significant severance expenses in connection with the reduction of employees in April. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses likely will result in our taking significant charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present.

Risks Related to Ownership of Our Common Stock

We may not comply with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our Common Stock could be delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital.

We are required to meet certain qualitative and financial tests to maintain the listing of our securities on the Nasdaq Capital Market (Nasdaq). As of May 15, 2024, we were not in compliance with the Nasdaq continued listing requirements related to minimum bid price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number		Description
2.1

Agreement and Plan of Merger, dated April 1, 2024, by and among the Onconova Therapeutics, Inc., Traws Merger Sub I, Inc., Traws Merger Sub II, LLC, and Trawsfynydd Therapeutics, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 4, 2024).

3.1

Certificate of Designation of Series C Non-Voting Convertible Preferred Stock of Onconova Therapeutics, Inc., dated April 1, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2024).

3.2

Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended, dated April 2, 2024 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 4, 2024).

10.1	+

Securities Purchase Agreement, dated April 1, 2024, by and among the Onconova Therapeutics, Inc., OrbiMed and TorreyPines (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2024).

10.2

Registration Rights Agreement, dated April 1, 2024, by and among the Onconova Therapeutics, Inc., OrbiMed and TorreyPines (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2024).

10.3

Employment Agreement, dated April 1, 2024, by and between Onconova Therapeutics, Inc. and Werner Cautreels (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 4, 2024).

10.4		Form of Offer Letter (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 4, 2024).
10.5	*+	Employment Agreement, dated April 12, 2024, by and between Traws Pharma, Inc. and Victor Mandla Moyo, MBChB.
31.1	*	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.1	**	Section 1350 Certifications of Principal Executive Officer
32.2	**	Section 1350 Certifications of Principal Financial Officer

101.INS		XBRL Instance – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File -The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith

** Furnished herewith

+ Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAWS PHARMA, INC.

Dated: May 15, 2024

/s/ WERNER CAUTREELS, PH.D.
Werner Cautreels, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2024

/s/ MARK GUERIN
Mark Guerin
Chief Financial Officer
(Principal Financial Officer)