Form 10-Q
period 2024-06-30
Traws Pharma, Inc.
filed 2024-08-15
CIK 1130598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of August 1, 2024 was 25,306,509.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	TRAW	The Nasdaq Stock Market LLC

TRAWS PHARMA, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Traws Pharma, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$16,886,000	$20,821,000
Receivables	18,000	18,000
Prepaid expenses and other current assets	1,767,000	1,821,000
Total current assets	18,671,000	22,660,000
Property and equipment, net	14,000	22,000
Other non-current assets	1,000	1,000
Total assets	$18,686,000	$22,683,000
Liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$6,174,000	$5,619,000
Accrued expenses and other current liabilities	3,509,000	3,375,000
Deferred revenue	227,000	226,000
Total current liabilities	9,910,000	9,220,000
Deferred revenue, non-current	2,677,000	2,791,000
Total liabilities	12,587,000	12,011,000

Commitments and contingencies

Series C redeemable convertible preferred stock; $0.01 par value, 5,000,000 shares authorized; 12,472 and zero shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	111,619,000	—

Stockholders’ (deficit) equity:
Common stock, $0.01 par value, 125,000,000 shares authorized, 25,306,509 and 21,003,409 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	253,000	210,000
Additional paid in capital	505,017,000	493,116,000
Accumulated deficit	(610,757,000)	(482,631,000)
Accumulated other comprehensive loss	(33,000)	(23,000)
Total stockholders’ (deficit) equity	(105,520,000)	10,672,000
Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$18,686,000	$22,683,000

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$57,000	$57,000	$113,000	$113,000
Operating expenses:
Acquired in-process research and development	117,464,000	—	117,464,000	—
Research and development	3,964,000	2,456,000	5,876,000	6,536,000
General and administrative	1,977,000	2,211,000	5,333,000	4,324,000
Total operating expenses	123,405,000	4,667,000	128,673,000	10,860,000
Loss from operations	(123,348,000)	(4,610,000)	(128,560,000)	(10,747,000)
Other income, net	205,000	360,000	434,000	722,000
Net loss	$(123,143,000)	$(4,250,000)	$(128,126,000)	$(10,025,000)
Net loss per share, basic and diluted	$(4.87)	$(0.20)	$(5.53)	$(0.48)
Basic and diluted weighted average shares outstanding	25,310,774	20,979,766	23,177,117	20,970,022

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(123,143,000)	$(4,250,000)	$(128,126,000)	$(10,025,000)
Other comprehensive (loss) income
Foreign currency translation adjustments	(3,000)	(1,000)	(10,000)	5,000
Other comprehensive (loss) income	(3,000)	(1,000)	(10,000)	5,000
Comprehensive loss	$(123,146,000)	$(4,251,000)	$(128,136,000)	$(10,020,000)

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity (unaudited)

	Three Month Periods Ended June 30, 2024 and 2023
							Accumulated
	Redeemable Convertible				Additional		other
	Preferred Stock		Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Capital	deficit	(loss) income	Total
Balance at March 31, 2024	—	$—	21,085,935	$211,000	$493,448,000	$(487,614,000)	$(30,000)	$6,015,000
Issuance of stock in connection with the asset acquisition of Trawsfynydd	10,359.00	93,232,000	3,549,538	35,000	3,515,000	—	—	3,550,000
Transaction costs paid through the issuance of stock	535.00	4,815,000	168,601	2,000	167,000	—	—	169,000
Issuance of stock in connection with the private placement, net of expenses	1,578.21	13,572,000	496,935	5,000	422,000	—	—	427,000
Exchange of Trawsfynydd stock options for options of the Company	—	—	—	—	7,085,000	—	—	7,085,000
Stock-based compensation	—	—	—	—	380,000	—	—	380,000
Shares issued for vested restricted stock units	—	—	5,500	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(3,000)	(3,000)
Net loss	—	—	—	—	—	(123,143,000)	—	(123,143,000)
Balance at June 30, 2024	12,472.21	$111,619,000	25,306,509	$253,000	$505,017,000	$(610,757,000)	$(33,000)	$(105,520,000)

Balance at March 31, 2023	—	$—	20,969,559	$210,000	$492,151,000	$(469,458,000)	$(27,000)	$22,876,000
Net loss	—	—	—	—	—	(4,250,000)	—	(4,250,000)
Other comprehensive loss	—	—	—	—	—	—	(1,000)	(1,000)
Stock-based compensation	—	—	—	—	273,000	—	—	273,000
Shares issued for vested restricted stock units	—	—	8,066	—	—	—	—	—
Balance at June 30, 2023	—	$—	20,977,625	$210,000	$492,424,000	$(473,708,000)	$(28,000)	$18,898,000

Traws Pharma, Inc.

Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity (unaudited)

	Six Month Periods Ended June 30, 2024 and 2023
							Accumulated
	Redeemable Convertible				Additional		other
	Preferred Stock		Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Capital	deficit	income (loss)	Total
Balance at December 31, 2023	—	$—	21,003,409	$210,000	$493,116,000	$(482,631,000)	$(23,000)	$10,672,000
Issuance of stock in connection with the asset acquisition of Trawsfynydd	10,359.00	93,232,000	3,549,538	35,000	3,515,000	—	—	3,550,000
Transaction costs paid through the issuance of stock	535.00	4,815,000	168,601	2,000	167,000	—	—	169,000
Issuance of stock in connection with the private placement, net of expenses	1,578.21	13,572,000	496,935	5,000	422,000	—	—	427,000
Exchange of Trawsfynydd stock options for options of the Company	—	—	—	—	7,085,000	—	—	7,085,000
Stock-based compensation	—	—	—	—	713,000	—	—	713,000
Shares issued for vested restricted stock units	—	—	88,026	1,000	(1,000)	—	—	—
Other comprehensive income	—	—	—	—	—	—	(10,000)	(10,000)
Net loss	—	—	—	—	—	(128,126,000)	—	(128,126,000)
Balance at June 30, 2024	12,472.21	$111,619,000	25,306,509	$253,000	$505,017,000	$(610,757,000)	$(33,000)	$(105,520,000)

Balance at December 31, 2022	—	$—	20,925,992	$209,000	$491,816,000	$(463,683,000)	$(33,000)	$28,309,000
Net loss	—	—	—	—	—	(10,025,000)	—	(10,025,000)
Other comprehensive loss	—	—	—	—	—	—	5,000	5,000
Stock-based compensation	—	—	—	—	609,000	—	—	609,000
Shares issued for vested restricted stock units	—	—	51,633	1,000	(1,000)	—	—	—
Balance at June 30, 2023	—	$—	20,977,625	$210,000	$492,424,000	$(473,708,000)	$(28,000)	$18,898,000

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(128,126,000)	$(10,025,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	117,464,000	—
Depreciation and amortization	8,000	7,000
Stock compensation	713,000	609,000
Changes in assets and liabilities:
Receivables	—	12,000
Prepaid expenses and other current assets	54,000	(143,000)
Accounts payable	555,000	1,211,000
Accrued expenses and other current liabilities	(4,831,000)	(591,000)
Deferred revenue	(113,000)	(113,000)
Net cash used in operating activities	(14,276,000)	(9,033,000)

Investing activities:
Cash paid for acquisition. net of cash acquired	(3,648,000)	—
Net cash used in investing activities	(3,648,000)	—

Financing activities:
Proceeds from sale of common stock in connection with the private placement, net of expenses	13,999,000	—
Net cash provided by financing activities	13,999,000	—
Effect of foreign currency translation on cash	(10,000)	5,000
Net decrease in cash and cash equivalents	(3,935,000)	(9,028,000)
Cash and cash equivalents at beginning of period	20,821,000	38,757,000
Cash and cash equivalents at end of period	$16,886,000	$29,729,000
Supplemental disclosure of cash flow information:
Shares issued for vested restricted stock units	$1,000	$—
Common stock issued in connection with acquisition of Trawsfynydd	$3,719,000	$—
Preferred stock issued in connection with acquisition of Trawsfynydd	$98,047,000	$—

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

The Company

Traws Pharma, Inc. (“Traws Pharma”), formerly known as Onconova Therapeutics, Inc. (the “Company”), was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company's headquarters are located in Newtown, Pennsylvania. On April 1, 2024, the Company acquired Trawsfynydd Therapeutics, Inc., a Delaware corporation (“Trawsfynydd”), and the name change to Traws Pharma was effected. The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in two programs that were grouped as a single identifiable in-process research & development (“IPR&D”) asset. Traws Pharma is a clinical stage biopharmaceutical company aiming to address unmet medical needs in respiratory viral diseases and cancer. The viral respiratory disease program includes an oral inhibitor drug candidate of the SARS-CoV-2 Mpro (3CL protease) and an oral antiviral drug candidate for influenza. In the cancer program, Traws Pharma is developing the novel, proprietary multi-kinase CDK2/4/6 inhibitor narazaciclib for refractory endometrial cancer and potentially for other cancers.

Liquidity

The Company has incurred recurring operating losses since inception. For the six months ended June 30, 2024, the Company incurred a net loss of $128,126,000 and as of June 30, 2024 the Company had generated an accumulated deficit of $610,757,000. Traws Pharma anticipates that operating losses will continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At June 30, 2024, the Company had cash and cash equivalents of $16,886,000. Based on current projections, Traws Pharma believes that its cash and cash equivalents will be sufficient to fund its ongoing trials and operations into the fourth quarter of 2024; therefore, it does not have sufficient cash and cash equivalents to support its operations for at least the 12 months following the date that these financial statements are issued. These conditions raise substantial doubt about Traws Pharma’s ability to continue as a going concern through the one-year period after the date that the financial statements are issued. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, Traws Pharma may have based this estimate on assumptions that may prove to be wrong, and Traws Pharma's operating plan may change as a result of many factors currently unknown to Traws Pharma.

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

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, Trawsfynydd Therapeutics LLC, Trawsfynydd Therapeutics AU Ltd, Throxavir Therapeutics AU Pty Ltd and Onconova Europe GmbH, as of June 30, 2024. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, and equity and the amount of revenues and expenses. Actual results could differ significantly from those estimates. The most significant estimates and assumptions that management considers in the preparation of the Company's financial statements relate to accrued research and development costs; the valuation of consideration transferred in acquiring the assts of Trawsfnydd; inputs used in the Black-Scholes model for stock-based compensation expense; and estimated cost to complete performance obligations related to revenue recognition.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, the consolidated statements of redeemable convertible preferred stock and stockholders’ (deficit) equity for the three and six months ended June 30, 2024 and 2023 and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2024, the results of its operations for the three and six months ended June 30, 2024 and 2023, and its cash flows for the six months ended June 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2024 and 2023 are unaudited. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment, which is the identification and development of therapeutic drug candidates.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

At June 30, 2024 the Company had $8,694,000 of its cash and cash equivalents in a Morgan Stanley Institutional Liquidity Fund. The fund is a AAA rated money market fund that invests in a portfolio of liquid, high-quality debt securities issued by the U.S. government. The fund resides in a custodial account held by U.S. Bank for which SVB Asset Management is the advisor.

Significant Accounting Policies

These interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and SEC instructions for interim financial information, and should be read in conjunction with the Company's Annual Report. Significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in the Company's Annual Report. The Company uses the same accounting policies in preparing quarterly and annual financial statements.

Asset Acquisitions

Acquisitions of assets or a group of assets that do not meet the definition of a business are accounted for as asset acquisitions, with a cost accumulation model used to determine the cost of the acquisition. Common stock issued as consideration in an acquisition of assets is generally measured based on the acquisition date fair value of the equity interests issued. Direct transaction costs are recognized as part of the cost of an acquisition of assets. Intangible assets that are acquired in an asset acquisition for use in research and development activities that have an alternative future use are capitalized as in-process research and development, or IPR&D. Acquired IPR&D that has no alternative future use is expensed immediately in the consolidated statements of operations and comprehensive loss.

Australian Tax Incentive

The Company is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. As the Company’s Australian subsidiaries began operations in the second quarter of 2024, the Company has not recognized reductions to R&D expense for the three and six months ended June 30, 2024 and 2023, respectively.

Redeemable Convertible Preferred Stock

The Company records shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and has therefore classified the redeemable convertible preferred stock outside of stockholders’ (deficit) equity because, if conversion to common stock is not approved by the stockholders, the redeemable convertible preferred stock will be redeemable at the option of the holders for cash equal to the closing price of the common stock on the last trading day prior to the holder’s redemption request. The Company determined that the conversion and redemption are outside of the Company’s control. Additionally, the Company determined the conversion and redemption features did not require bifurcation as derivatives.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value Measurements

At both June 30, 2024 and December 31, 2023, the Company had no financial assets and liabilities measured at fair value on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Revenues and Deferred Revenues

The Company’s revenue during the three and six months ended June 30, 2024 and 2023 was from its license and collaboration agreement with SymBio.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Symbio
Upfront license fee recognition over time	$57,000	$57,000	$113,000	$113,000

Deferred revenue is as follows:

Symbio
Upfront Payment
Deferred balance at December 31, 2023	$3,017,000
Recognition to revenue	(113,000)

Deferred balance at June 30, 2024	$2,904,000

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

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development expense, as the case may be.

Net loss per share

Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period and inclusive of prefunded warrants outstanding. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock, stock options and unvested restricted stock units, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2024	2023
Redeemable convertible preferred stock (common stock equivalents)	124,726,751	—
Warrants	307,716	344,990
Stock Options	11,073,148	1,711,797
Unvested restricted stock units	565,485	—
	136,673,100	2,056,787

Recently Issued Accounting Pronouncement

We adopted the Financial Accounting Standards Board’s Accounting Standards Update 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), effective as of January 1, 2024 using the modified retrospective method. Among other amendments, ASU 2020-06 eliminates the cash conversion and beneficial conversion feature models in ASC 470-20 that require an issuer of certain convertible debt and preferred stock to separately account for embedded conversion features as a component of equity, as well as changed the accounting for diluted earnings-per-share for convertible instruments and contracts that may be settled in cash or stock. Additionally, ASU 2020-06 requires that the if-converted method, which is more dilutive than the treasury stock method, be used for all convertible instruments. We applied ASU 2020-06 to all redeemable convertible preferred stock during 2024, accordingly the Company did not apply the cash conversion or beneficial conversion feature models in its analysis of the redeemable convertible preferred stock.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public companies to disclose for each reportable segment the significant expense categories and amounts for such expenses. ASU 2023-07 is effective for annual periods beginning December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. This ASU will be effective for our annual period ended December 31, 2024. The Company is currently evaluating the impacts of ASU 2023-07 on its disclosures.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Asset Acquisition

On April 1, 2024, the Company acquired Trawsfynydd, in accordance with the terms of an Agreement and Plan of Merger, dated April 1, 2024 (the “Merger Agreement), pursuant to which the Company acquired Trawsfynydd’s TRX100 and TRX01 programs and assumed certain liabilities associated with the acquired assets. The upfront consideration included (i) the issuance of 3,549,538 shares of common stock of the Company at an aggregate fair value of $3,550,000, (ii) the issuance of 10,359 shares of Series C Preferred Stock at an aggregate fair value of $93,232,000, and (iii) the assumption of all Trawsfynydd stock options (the “assumed options”) immediately outstanding prior to the transaction at an aggregated fair value of $7,085,000.

Each share of Series C Preferred Stock is convertible into 10,000 shares of common stock, subject to shareholder approval and beneficial ownership limitations. The fair value of the shares issued to Trawsfynydd and options assumed was based on the closing stock price of the Company’s common stock on April 1, 2024 of $1.00, less a discount 10.0% related to unregistered share restrictions of the preferred shares.

The Company accounted for the transaction as an asset acquisition as the Company acquired inputs and no substantive processes or outputs. The assets acquired in the transaction were measured based on the estimated fair value of the consideration paid of $112,543,000, which included direct transactions costs of $8,676,000. Tungsten Partners LLC (“Tungsten”) acted as financial advisor to the Company in connection with the Merger. As partial compensation for services rendered by Tungsten, the Company issued to Tungsten and its affiliates and designees an aggregate of 168,601 shares of Common Stock and 535 shares of Series C Preferred Stock.

The consideration paid and the relative fair values of the assets acquired and liabilities assumed were as follows (in thousands):

Consideration transferred:
Common stock	$3,550,000
Series C Preferred stock	93,232,000
Assumed options	7,085,000
Company transaction costs settled in equity	4,984,000
Company transaction costs paid in cash	3,692,000
Total consideration transferred	$112,543,000

Assets acquired:
Cash and cash equivalents	$44,000
Total assets acquired	44,000

Liabilities assumed:
Accrued expenses and other current liablities	4,965,000
Total liabilities assumed	4,965,000
Net assets acquired	(4,921,000)
In-process research and development	117,464,000
Net assets acquired	$112,543,000

Under the asset acquisition model, an entity that acquires IPR&D assets follows the guidance in ASC 730, Research and Development, which requires that both tangible and intangible identifiable research and development assets with no alternative future use be initially allocated a portion of the consideration transferred and then charged to expense at the acquisition date. As the Trawsfynydd IPR&D assets acquired have no alternative future use to the Company, the Company charged $117,464,000 to expense within its consolidated statement of operations and comprehensive loss for three and six months ended June 30, 2024.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

Concurrently with the Closing of the Merger, the Company entered into a contingent value rights agreement (the “CVR Agreement”) with a rights agent (the “Rights Agent”), pursuant to which each holder of Common Stock as of the applicable record date (April 15, 2024), including those holders receiving shares of Common Stock in connection with the Merger, is entitled to one contractual contingent value right (each, a “CVR”) entitling the holder to certain distributions of net proceeds and net sales of Traws Pharma’s two leading cancer candidates, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of Common Stock held by such holder as of the applicable record time.

The distributions in respect of the CVRs will be made on a quarterly basis, and will be subject to a number of deductions, subject to certain exceptions or limitations, including but not limited to for certain taxes and certain out-of-pocket expenses incurred by Traws Pharma. At the time of Merger and again at June 30, 2024, the value ascribed to the CVR liability was de minimis given the uncertainty related to the success of the underlying oncology programs.

4. Balance Sheet Detail

Prepaid expenses and other current assets:

	June 30,	December 31,
	2024	2023
Research and development	$1,001,000	$1,060,000
Manufacturing	—	186,000
Insurance	183,000	174,000
Other	583,000	401,000
	$1,767,000	$1,821,000

Property and equipment:

	June 30,	December 31,
	2024	2023
Property and equipment	$84,000	$84,000
Accumulated depreciation	(70,000)	(62,000)
	$14,000	$22,000

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Accrued expenses and other current liabilities:

	June 30,	December 31,
	2024	2023
Research and development	$2,569,000	$2,196,000
Employee compensation	390,000	1,002,000
Professional fees	46,000	177,000
Accrued severance	504,000	—
	$3,509,000	$3,375,000

5. Commitments and Contingencies

Litigation

In the normal course of business, the Company from time to time is named as a party to legal claims and actions. The Company records a loss contingency reserve for a legal proceeding when the potential loss is considered probable and can be reasonably estimated. The Company has not recorded any amounts for loss contingencies as of June 30, 2024.

On June 17, 2024, Steven M. Fruchtman informed the Company’s board of directors (the “Board”) of his intent to resign from his positions of President and Chief Scientific Officer, Oncology and indicated to the Company that Dr. Fruchtman believes his resignation to be for "good reason" under the terms of his employment agreement and his expectation of severance compensation commensurate therewith and in connection with a change in control. The Board has accepted Dr. Fruchtman’s resignation effective immediately but disagrees with the characterization of the events set forth in the letter. The Company believes that no severance payments are due to Dr. Fruchtman under the terms of his employment agreement as it pertains to termination for good reason events. At June 30, 2024, the Company determined a range of possible loss associated with Dr. Fruchtman’s claim to be zero to $1.5 million. While the Company intends to defend itself against these claims, and believes it has strong arguments to prevail in the litigation, there can be no assurance that the Company will prevail on its claims.

Contingent Value Rights

The Company issued CVRs to common stockholders as of April 15, 2024 and may be obligated to make future distributions to such CVR holders in connection with entering into strategic arrangements related to its oncology programs and/or future royalty payments related to the successful commercialization of such programs. Refer to discussion of Contingent Value Rights within Note 4.

6. Redeemable Convertible Preferred Stock Stockholders’ (Deficit) Equity

In connection with the Acquisition of Trawsfynydd and the private placement of securities (see Note 3), the Company issued 12,473 shares of Series C Preferred Stock (the “Series C”). Series C shares have no voting rights. Certain provisions of the outstanding Series C are as follows:

Conversion: Upon obtaining stockholder approval, each share of Series C will automatically convert into 10,000 shares of Common Stock.

Dividends: Series C participates in any dividends with common stockholders on an as-converted basis

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Liquidation: In the event of the liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of Series C shall rank on parity with common stockholders as to the distributions of assets.

Redemption: In the event the Company is unable to obtain an affirmative stockholder vote to permit conversion within six months after the initial issuance of the Series C Preferred Stock, each holder of Series C may elect, at the holder’s option, to have the shares of Series C be redeemed by the Company at an amount equal to the last reported closing trading price of the common stock at such time on an as-converted to common stock basis, as further described in the Certificate of Designation relating to the Series C Preferred Stock. Due to this redemption feature, the Series C has been classified within temporary equity on the consolidated balance sheet at June 30, 2024.

Securities Purchase Agreement

On April 1, 2024, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with TPAV, LLC, an affiliate of Torrey Pines, and OrbiMed Private Investments VIII, LP, an affiliate of OrbiMed Advisors (the “Investors”). Pursuant to the Securities Purchase Agreement, the Company issued and sold an aggregate of (i) 496,935 shares of Common Stock and (ii) 1,578 shares of Series C Preferred Stock (the “PIPE Securities”) for an aggregate purchase price of approximately $13,999,000 (collectively, the “Financing”). Each share of Series C Preferred Stock is convertible into 10,000 shares of Common Stock upon stockholder approval. The powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series C Preferred Stock are set forth in the Certificate of Designation. If Traws Pharma’s stockholders do not approve the conversion of the Series C Preferred Stock within six months after the initial issuance of the Series C Preferred Stock, then the holders of Series C Preferred Stock will be entitled to elect to have their shares of Series C Preferred Stock redeemed for cash at a price per share equal to the last reported closing trading price of the common stock at such time on an as-converted to common stock basis, as further described in the Certificate of Designation relating to the Series C Preferred Stock. The closing of the Financing occurred concurrently with the closing of the Merger on April 1, 2024 (the “Financing Closing Date”).

Registration Rights Agreement

On April 1, 2024, in connection with the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the holders of Common Stock and Series C Preferred Stock signatory thereto. Pursuant to the Registration Rights Agreement, Traws Pharma is required to prepare and file a resale registration statement with the SEC within 90 calendar days following the Financing Closing Date (the “Filing Deadline”), with respect to the shares of Common Stock underlying the PIPE Securities and the Common Stock and Series C Preferred Stock issued to the signatories to the Registration Rights Agreement in the Merger. The Company filed such registration statement on July 1, 2024 and will use its commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within 60 calendar days of the July 1, 2024 filing date.

7. Warrants

Common Stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the six months ended June 30, 2024 is as follows:

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

In connection with the Acquisition of Trawsfynydd in April 2024, the Company assumed all Trawsfynydd stock options outstanding, each becoming an option to purchase shares of the Company’s common stock.

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

The 2021 Plan was amended and restated following unanimous approval of the Company’s Board of Directors on May 23, 2022 and was approved by the Company’s stockholders on August 18, 2022. The amended 2021 Plan (the “Amended 2021 Plan”) allowed for an additional 2,000,000 shares of the Company’s common stock that may be issued with respect to awards made on and after August 18, 2022. At June 30, 2024, there were 930,283 shares available for future issuance.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either research and development expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense related to stock options and restricted stock units as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$(4,000)	$105,000	$147,000	$334,000
General and administrative	384,000	168,000	566,000	275,000

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Total stock-based compensation expense	$380,000	$273,000	$713,000	$609,000

A summary of stock option activity for the six months ended June 30, 2024 is as follows:

	Options Outstanding
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Balance, December 31, 2023	2,311,011	$3.04	8.53	$20,814
Trawsfynydd options exchanged in connection with acquisition	9,138,611	$0.06	9.37	—
Granted	—	$—	—	—
Exercised	—	$—	—	$—
Forfeitures/adjustments	(307,334)	$1.17	—	—
Expired	(69,140)	$1.17	—	—
Balance, June 30, 2024	11,073,148	$3.11	6.35	$—
Exercisable at June 30, 2024	1,130,759	$4.65	4.50	$—

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

As of June 30, 2024, there was $242,000 of unrecognized compensation expense related to the unvested stock options which is expected to be recognized over a weighted-average period of approximately 1.57 years.

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

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

A summary of RSU activity for the six months ended June 30, 2024 is as follows:

	2021 RSU	2022 RSU	2022 RSU2	2023 RSU	2024 RSU
Outstanding and unvested January 1, 2024	25,787	74,476	11,000	135,883	-
Granted	-	-	-	-	530,000
Vested	-	(37,236)	(5,500)	(45,290)	-
Forfeited/Cancelled	(20,803)	(30,173)	-	(72,659)	-
Outstanding and unvested June 30, 2024	4,984	7,067	5,500	17,934	530,000

At June 30, 2024, the unrecognized compensation cost related to unvested service-based RSUs was $525,000, which will be recognized over the remaining service period of 2.41 years.

Grants of PSUs and SARs

During 2020 and 2021, the compensation committee of the Board of Directors and the board approved a cash bonus program of cash-settled stock appreciation right (SAR) awards to the Company’s employees and non-employee directors, and cash-settled performance stock unit (PSU) awards to the Company’s employees. These awards were granted outside of the 2018 Plan and the 2021 Plan. As the Company’s stock price has decreased since these awards

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

were issued, their impact on the results of operations and balance sheet of the Company are not material during 2024 or 2023.

9. Restructuring

On April 8, 2024, Traws Pharma terminated 11 of its 17 employees, some of whom have been retained as consultants. The associated severance costs of $884,000 were expensed in the second quarter of 2024 and are being paid according to Traws Pharma’s regular payroll schedule. The Company recorded these restructuring charges based on each employee’s role to the respective research and development and general and administrative operating expense categories on its condensed consolidated statements of operations and comprehensive loss. At June 30, 2024, accrued severance of $504,000 is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.

10. Research and Development Arrangements and Related Party Transactions

Research and development arrangements with unrelated parties

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through June 30, 2024 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

Research and development arrangements with related parties

Prior to acquiring Trawsfynydd in April 2024, Trawsfynydd entered into a Master Research and Development Agreement (“Agreement”) with ChemDiv, Inc. (“ChemDiv”), pursuant to which ChemDiv provided services related to preclinical drug discovery to Trawsfynydd prior to the Merger and continues to provide services to the Company post-Merger. Dr. Nikolay Savchuk, COO of the Company, is a stockholder of ChemDiv and a member of its board of directors. Subsequent to the acquisition and through June 30, 2024, the Company made payments to ChemDiv of $5,024,000 which primarily relate to services completed prior the acquisition. During the three and six months ended June 30, 2024, zero and $5,024,000, respectively, was expensed as research and development cost in the Company’s condensed statements of operations related to ChemDiv services.

At June 30, 2024, the Company had recorded no amounts payable to ChemDiv in its condensed balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with interim unaudited condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report, and the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K for the year ended December 31,2023, filed with the SEC on April 1, 2024 (“Annual Report”). As used in this report, unless the context suggests otherwise, the “Company” refers to Onconova Therapeutics, Inc. as of June 30, 2023 and its consolidated subsidiaries. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “Traws” or “Traws Pharma” refer to the Company after the effective time of the Merger.

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

You should also read carefully the factors described in the “Risk Factors” in this quarterly report on Form 10-Q and our most recent Annual Report, to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this report and you should not place undue reliance on any forward-looking statements.

Overview

The Company’s net losses were $128.1 million and $10.0 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, The Company had an accumulated deficit of $610.8 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met.

As of June 30, 2024, the Company had $16.9 million in cash and cash equivalents. On April 1, 2024, in connection with the Merger described below, the Company entered into a Securities Purchase Agreement for the sale of common and preferred stock to TPAV, LLC, an affiliate of Torrey Pines, and OrbiMed Private Investments VIII, LP, an affiliate of OrbiMed Advisors and raised gross proceeds of $14 million. Based on current projections, we do not have sufficient cash and cash equivalents as of the date of this report to support our operations for at least the 12 months following the date that these financial statements are issued. Accordingly, substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued.

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

Our Portfolio/ Product Candidates/ Compounds

We are a clinical-stage biopharmaceutical company aiming to address unmet medical needs in respiratory viral diseases and cancer. Following the closing of the Merger described below in which we acquired Trawsfynydd Therapeutics, Inc. on April 1, 2024, we are advancing the development of four clinical programs:

●	Tivoxavir marboxil (TRX100), which we acquired as part of the Merger, is a small molecule cap- dependent endonuclease inhibitor. Cap-dependent endonuclease (CEN) is an enzyme that is important for viral replication. TRX100 is intended to inhibit CEN and, thus, is intended to impede influenza virus replication including, the influenza A and B viral strains and bird flu viral strains. It is Traws Pharma’s intention to develop TRX100 as a single oral dose for treatment and prophylaxis of seasonal influenza and bird flu.

The first-in-man clinical study of TRX100 (designated AV5124 in a previous study) was performed from May to September of 2023 in Russia. The study sponsor was Pharmasyntez, JSC. Traws Pharma has the right to use the data resulting from the study outside of Russia and the Eurasian Economic Community countries. The trial was a single ascending dose study, and, as such, each study participant only received one dose of TRX100. The study consisted of four dose cohorts that received 20, 40, 80 or 120 mg TRX100 delivered as 20 mg strength tablets, or placebo. The study enrolled 28 healthy males ages 18-45 years who received either the study drug or placebo. The primary study endpoint was measurement of the safety and tolerability of single drug doses in healthy volunteers. The secondary endpoint was the measurement of pharmacokinetic parameters of single drug doses in healthy volunteers on an empty stomach or after a meal. In the study, one subject who received a single 40 mg dose of the study drug, experienced two adverse events (AEs). This subject experienced hyperglycemia, which was deemed to be mild and we believe probably related to TRX100, and erosive gastritis with complications in the form of severe iron deficiency anemia, which was considered to be a serious adverse event (SAE) and we believe unlikely to be related (doubtful per the protocol) to the study drug.

There were no other AEs in the trial, including at higher doses. The pharmacokinetic measurements indicated a food effect for TRX100, with increased exposure when drug was taken after a meal, but otherwise showed increasing exposure with increasing dose.

Traws Pharma is further advancing the development of TRX100 with a Traws Pharma sponsored Phase 1 randomized, blinded, and placebo controlled study in Australia that was approved by the Human Research Ethics Committee. This study is intended to enroll three cohorts of 8 participants, with 6 participants randomized to receive study drug and 2 participants assigned to receive placebo in each cohort. Participants are required to be healthy males or females ages 18-45 years. Participants will take either one dose of the study drug or one dose of placebo, depending on the group they are assigned to. The dose levels that will be investigated are 80, 120, and 240 mg, taken via oral capsules. The primary endpoint is the measurement of safety and tolerability and the secondary and other endpoints includes the determination of the drug pharmacokinetic profile. Traws Pharma expects that the first cohort will commence dosing in mid August 2024.

●	Ratutrelvir (TRX01), which we acquired as part of the Merger and is an inhibitor of the main protease (also known as 3CL protease) of the SAR-CoV-2 virus, the virus that causes COVID19. The main protease is an essential component in the mechanism for SARS-CoV-2 replication. TRX01 is intended to inhibit this protease and, thus SAR-CoV-2 viral replication. In vitro laboratory tests that measured the impact of TRX01 on SARS-CoV-2 replication, demonstrated that TRX01 inhibited the replication of viral isolates of the original delta, and omicron SARS-CoV-2 viral variants. Based on preclinical animal studies, we intend to develop TRX01 without co-administration with a human cytochrome P450 (CYP) inhibitor such as ritonavir.

TRX-01 is currently being studied in a Phase 1 clinical trial that includes single and multiple ascending dose phases. Participants are required to be healthy males or females ages 18-45 years. The primary endpoint of the study is the measurement of safety and tolerability and the secondary endpoint includes the determination of the drug pharmacokinetic profile. The Phase 1 trial is ongoing, having been initiated in May 2024, in Australia. It is being sponsored by Traws Pharma and was approved by the Human Research Ethics Committee. The trial has enrolled and administered either the study drug or placebo to 40 participants in the single ascending dose phase, which included 5 cohorts with 8 participants in each cohort (6 receiving study drug and two receiving placebo). Subjects in the single ascending dose phase received one dose of the study drug or placebo, depending on their assigned group. The single ascending dose portion of the study assessed oral TRX01 15, 50, 150, 300 and 600 mg doses. The dosing in the single ascending dose portion of the study is complete and the results are under analysis. The Phase 1 multiple ascending dose phase of the study is ongoing. In this portion of the study, 16 participates are being enrolled into 2 cohorts of 8 participants in each cohort (6 receiving study drug and two receiving placebo). Subjects in the multiple ascending dose portion of the study receive one dose a day for ten days of either 150 or 600 mg TRX01 or placebo, depending on their group assignment. The multiple ascending dose portion of the study is ongoing.

●	Narazaciclib, is our CDK4-plus inhibitor intended initially to treat, low grade endometriod endometrial cancer, breast and other cancers. Narazaciclib is a multi-targeted kinase inhibitor targeting multiple cyclin- dependent kinases (CDK’s), AMP-activated protein kinase (AMPK), related protein kinase 5 (ARK5), and colony-stimulating factor 1 receptor (CSF1R) at low nM concentrations, as well as other tyrosine kinases believed to drive tumor cell proliferation, survival and metastasis. We initiated a multi-center Phase 1/2a trial evaluating narazaciclib in combination with letrozole as a second or third-line therapy for recurrent metastatic low-grade endometrioid endometrial cancer in the first calendar quarter of 2023. In this study, both narazaciclib and letrozole are administered orally in the ongoing Phase 1 dose escalation phase before potentially moving to a

Phase 2 expansion cohort designed to enroll approximately 30 patients with low grade endometrioid endometrial cancer. For the Phase 1 portion patients with endometrial cancer and other gynecological malignancies that are amenable to treatment with hormonal therapy were included. Patients received escalating doses of narazaciclib given once daily continuously. The objectives of this study were to identify the recommended Phase 2 dose (RP2D) of the combination for future studies and characterize the safety profile of the combination treatment. Analysis of this study is ongoing.

Another Phase 1 study of narazaciclib as a monotherapy has also been conducted in patients with relapsed and/or refractory advanced cancer. The objectives of this study are to assess the safety and tolerability of repeated daily dosing of narazaciclib in these patients. The analysis of this study is ongoing.

Two investigator-initiated studies are planned to start in the USA, one in patients with refractory breast cancer and one in patients with multiple myeloma. Narazaciclib is also being developed in greater China, under a 2017 license agreement between our company and HanX Biopharmaceuticals Inc. (HanX) The development in greater China is entirely sponsored by HanX. The compound is being studied in China in a clinical trial of patients with advanced breast cancer and other tumors.

●	Rigosertib is our second asset in oncology. It has been studied both alone and in combination with other therapeutics in various cancers. Rigosertib is currently being studied in investigator initiated trials for epidermolysis bullosa-associated squamous cell carcinoma. The Company is also making rigosertib available to patients under country specific compassionate use regulations. We are currently pursuing orphan drug designation for rigosertib for epidermolysis bullosa-associated squamous cell carcinoma with the FDA. Our objective for this program is to establish partnerships for rigosertib.

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

Pursuant to the Merger Agreement, the Company agreed to hold a stockholders’ meeting to submit the following matters to its stockholders for their consideration: (i) the approval of the conversion of shares of Series C Preferred Stock into shares of Common Stock in accordance with the rules of the Nasdaq Stock Market LLC (the “Conversion Proposal”) and (ii) if deemed necessary or appropriate by the Company or as otherwise required by applicable law or contract, the approval of an amendment to the Company’s certificate of incorporation, as amended (the “Charter”), to authorize sufficient shares of Common Stock for the conversion of Series C Preferred Stock issued pursuant to the Merger Agreement (the “Share Increase Proposal” and together with the Conversion Proposal, the “Meeting Proposals”). In connection with these matters, the Company agreed to file a proxy statement on Schedule 14A with the Securities and Exchange Commission (the “SEC”). Such proxy statement was filed on August 9, 2024.

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

Registration Rights Agreement

On April 1, 2024, in connection with the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the holders of Common Stock and Series C Preferred Stock signatory thereto. Pursuant to the Registration Rights Agreement, we are required to prepare and file a resale registration statement with the SEC within 90 calendar days following the Financing Closing Date (the “Filing Deadline”), with respect to the shares of Common Stock underlying the PIPE Securities and the Common Stock and Series C Preferred Stock issued to the signatories to the Registration Rights Agreement in the Merger . The Company filed such registration statement on July 1, 2024 and will use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within 60 calendar days of the July 1, 2024 filing date.

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

Transaction Costs

In connection with the planned Merger, the Company incurred transaction costs of approximately $8.7 million during the six months ended June 30, 2024. The transaction costs were included in the consideration paid to acquire Trawsfynydd and immediately expensed as a component of in-process research and development expense in the statement of operations for the six months ended June 30, 2024.

Tungsten Partners LLC (“Tungsten”) acted as financial advisor to the Company in connection with the Merger. As compensation for services rendered by Tungsten, the Company issued to Tungsten and its affiliates and designees an aggregate of 168,601 shares of Common Stock and 535 shares of Series C Preferred Stock with an aggregated estimated fair value of $5.0 million and paid approximately $1.0 million in cash in April 2024. All of the compensation to Tungsten was contingent on the closing of the Merger and therefore was expensed in the second quarter of 2024.

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

On April 8, 2024, the Company terminated 11 of its 17 employees, some of whom have been retained as consultants. Severance costs of $0.9 million were expensed in the second quarter of 2024 and paid according to the Company’s regular payroll schedule.

The foregoing summaries of the Merger Agreement, Company Stockholder Support Agreements, Trawsfynydd Stockholder Support Agreements, Lock-Up Agreements, CVR Agreement, Certificate of Designation, Certificate of Amendment, Securities Purchase Agreement, Registration Rights Agreement, Employment Agreement of Werner Cautreels and Form of Offer Letter are not complete and are qualified in their entirety by reference to the full texts of the each, copies of which are incorporated by reference as Exhibits 2.1 (including the exhibits thereto), 3.1, 3.2, 10.1, 10.2,

10.3 and 10.4 to our Quarterly Report on Form 10-Q for the period ending March 31, 2024, filed with the SEC on May 15, 2024.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our interim unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue, stock-based compensation, acquired in-process research and development and the contingent value rights. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of June 30, 2024, there have been no significant changes in the Company’s critical accounting policies and estimates as discussed in the Company’s Annual Report. Accounting policies and estimates related to the merger are discussed in this report.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,
	2024	2023	Change
Revenue	$57,000	$57,000	$—
Operating expenses:
In-process research and development	117,464,000	—	(117,464,000)
Research and development	3,964,000	2,456,000	(1,508,000)
General and administrative	1,977,000	2,211,000	234,000
Total operating expenses	123,405,000	4,667,000	(118,738,000)
Loss from operations	(123,348,000)	(4,610,000)	(118,738,000)
Other income, net	205,000	360,000	(155,000)
Net loss	$(123,143,000)	$(4,250,000)	$(118,893,000)

Revenues

Revenues for the three months ended June 30, 2024 were consistent with the three months ended June 30, 2023, and were due to the recognition of deferred revenue from our collaboration with SymBio.

Acquired in-process research and development

In connection with the acquisition of Trawsfynydd, we recognized a non-cash in-process research and development expense of $117.5 million related to the acquired virology programs that had no alternative future use at the time of acquisition which requires immediate expense recognition.

Research and development expenses

Research and development expenses increased by $1.5 million, to $4.0 million for the three months ended June 30, 2024 from $2.5 million for the three months ended June 30, 2023. This increase was caused primarily by the $0.9 million increase in personnel costs associated with our restructuring activities in April and the $1.1 million increase in consulting fees associated with the development of our virology programs acquired in April 2024. These increases were offset by decreases in preclinical and clinical development $0.5 million related to related to narazaciclib.

General and administrative expenses

General and administrative expenses decreased $0.2 million, or 11%, to $2.0 million for the three months ended June 30, 2024 from $2.2 million for the three months ended June 30, 2023. This decrease was primarily attributable to a professional and consulting fees in connection with the acquisition of Trawsfynydd in April 2024 and included within the consideration paid and lower public company costs. These decreases were offset by increases in stock-based compensation expense and increases in personnel related expenses associated with the restructuring activities that occurred in April 2024.

Other income, net

Other income, net, was income of $0.2 million for the three months ended June 30, 2024 compared to $0.4 million for the three months ended June 30, 2023. The change was caused by lower interest income in the 2024 period due to lower cash balances.

Comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023	Change
Revenue	$113,000	$113,000	$—
Operating expenses:
In-process research and development	117,464,000	—	(117,464,000)
Research and development	5,876,000	6,536,000	660,000
General and administrative	5,333,000	4,324,000	(1,009,000)
Total operating expenses	128,673,000	10,860,000	(117,813,000)
Loss from operations	(128,560,000)	(10,747,000)	(117,813,000)
Other income, net	434,000	722,000	(288,000)
Net loss	$(128,126,000)	$(10,025,000)	$(118,101,000)

Revenues

Revenues for the six months ended June 30, 2024 were consistent with the six months ended June 30, 2023, and were due to the recognition of deferred revenue from our collaboration with SymBio.

Acquired in-process research and development

In connection with the acquisition of Trawsfynydd, we recognized a non-cash in-process research and development expense of $117.5 million related to the acquired virology programs that had no alternative future use at the time of acquisition which requires immediate expense recognition.

Research and development expenses

Research and development expenses decreased by $0.7 million, or 10%, to $5.9 million for the six months ended June 30, 2024 from $6.5 million for the six months ended June 30, 2023. This decrease was primarily related to decreases in clinical, preclinical, and manufacturing costs related to narazaciclib offset by increases in consulting fees associated with our acquired virology programs, personnel related expenses attributable the restructuring activities and higher stock-based compensation expense.

General and administrative expenses

General and administrative expenses increased $1.0 million, or 23%, to $5.3 million for the six months ended June 30, 2024 from $4.3 million for the six months ended June 30, 2023. This increase was attributable to additional consulting fees in connection with seeking strategic alternatives for our investors and increases personnel related expenses attributable to our restructuring activities in April 2024. These increases were offset by lower public company costs and insurance costs.

Other income, net

Other income, net, was income of $0.4 million for the six months ended June 30, 2024 compared to $0.7 million for the six months ended June 30, 2023. The change was caused by lower interest income in the 2024 period due to lower cash balances.

Liquidity and Capital Resources

Since inception, the Company has incurred net losses and experienced negative cash flows from our operations. The Company incurred net losses of $128.1 million for the six months ended June 30, 2024 of which $117.5 million was attributable to non-cash expense recognition associated with the acquired in-process research and development from Trawsfynydd in April 2024. The Company’s operating activities used $14.3 million and $9.0 million of net cash during the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, the Company had an accumulated deficit of $610.8 million, working capital of $8.8 million, and cash and cash equivalents of $16.9 million. On April 1, 2024, in connection with the Merger described above, the Company entered into a Securities Purchase Agreement for the sale of common and preferred stock to TPAV, LLC, an affiliate of Torrey Pines, and OrbiMed Private Investments VIII, LP, an affiliate of OrbiMed Advisors and raised gross proceeds of $14 million. Based on current projections, and including the proceeds received in the private placement, we do not have sufficient cash and cash equivalents as of the date of this report to support our operations for at least the 12 months following the date that these financial statements are issued. Accordingly, substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, we may have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us.

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

Cash Flows

The following table summarizes the Company’s cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(14,276,000)	$(9,033,000)
Investing activities	(3,648,000)	—
Financing activities	13,999,000	—
Effect of foreign currency translation	(10,000)	5,000
Net decrease in cash and cash equivalents	$(3,935,000)	$(9,028,000)

Operating Activities

Net cash used in operating activities was $14.3 million for the six months ended June 30, 2024 and consisted primarily of a net loss of $128.1 million and $4.3 million change in operating assets and liabilities. Significant changes in operating assets and liabilities included a net decrease increase in accounts payable and accrued expenses of $4.3 million due to timing of invoices and payments to our vendors. These operating uses of cash were offset by $118.2 million in non-cash charges primarily attributable to the immediate expensing of in-process research and development acquired in connection with the acquisition of Trawsfynydd of $117.5 million and $0.7 million related to stock-based compensation expense.

Net cash used in operating activities was $9.0 million for the six months ended June 30, 2023 and consisted primarily of a net loss of $10.0 million, including $0.6 million of non-cash stock-based compensation expense. Changes in operating assets and liabilities resulted in a net increase in cash of $0.4 million. Significant changes in operating assets and liabilities included an increase in accounts payable of $1.2 million and a decrease in accrued liabilities of $0.6 million due to timing of invoices and payments to our vendors, an increase in prepaid expenses and other current assets of $0.1 million, and a decrease in deferred revenue of $0.1 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

Investing Activities

Net cashed used in investing activities was $3.6 million for the six months ended June 30, 2024 and primarily related to the transaction costs paid in cash of $3.6 million in connection with the acquisition of Trawsfynydd. There were no investing activities during the six months ended June 30, 2023.

Financing Activities

Net cashed provided by financing activities was $14.0 million for the six months ended June 30, 2024 and attributable to the net proceeds received from the private placement of our common stock. There were no financing activities during the six months ended June 30, 2023.

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

For additional risks, please see “Risk Factors” in Part II of this report and previously disclosed in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any pending material legal proceedings and are not aware of any such proceedings contemplated by governmental authorities.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report and in other reports filed with the SEC, which could materially affect our business, financial condition or future results. The following risk factors and the risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risk Related to Our Business and Industry

The oncology and virology product candidates under development by Traws Pharma will be subject to the same risks with respect to the Company’s business and industry, dependence on third parties, product development, regulatory compliance, and, if approved, product commercialization as those described in the Annual Report.

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

We are required to meet certain qualitative and financial tests to maintain the listing of our securities on the Nasdaq Capital Market (Nasdaq). As of August 14, 2024, we were not in compliance with the Nasdaq continued listing requirements related to minimum bid price.

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

If we do not regain compliance by September 23, 2024, Nasdaq will provide notice that the Company’s common stock will be delisted. At that time, we may appeal the Nasdaq staff’s determination to a Nasdaq Hearings Panel.

We intend to monitor the closing bid price of the Company’s common stock and continue to consider our available options to resolve the noncompliance with the minimum bid price requirement. On August 9, 2024, we filed a proxy for shareholder approval to effect a reverse stock split.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

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

3.3

Amendment to Amended and Restated Bylaws of Traws Pharma, Inc., effective as of June 26, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 28, 2024).

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

10.4		Form of Offer Letter (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 4, 2024).
10.5	+

Employment Agreement, dated April 12, 2024, by and between Traws Pharma, Inc. and Victor Mandla Moyo, MBChB. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2024)

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

Dated: August 14, 2024

/s/ WERNER CAUTREELS, PH.D.
Werner Cautreels, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2024

/s/ MARK GUERIN
Mark Guerin
Chief Financial Officer
(Principal Financial Officer)