Form 10-Q
period 2024-09-30
Traws Pharma, Inc.
filed 2024-11-14
CIK 1130598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of November 11, 2024 was 3,025,554.

TRAWS PHARMA, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Traws Pharma, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$5,410,000	$20,821,000
Tax incentive and other receivables	2,121,000	18,000
Prepaid expenses and other current assets	1,392,000	1,821,000
Total current assets	8,923,000	22,660,000
Property and equipment, net	12,000	22,000
Other non-current assets	1,000	1,000
Total assets	$8,936,000	$22,683,000
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$5,472,000	$5,619,000
Accrued expenses and other current liabilities	2,650,000	3,375,000
Deferred revenue	226,000	226,000
Total current liabilities	8,348,000	9,220,000
Deferred revenue, non-current	2,621,000	2,791,000
Total liabilities	10,969,000	12,011,000

Commitments and contingencies

Stockholders’ (deficit) equity:
Series C Preferred stock, $0.01 par value, 5,000,000 shares authorized, 7,440 shares issued and outstanding at September 30, 2024 and no shares issued and outstanding at December 31, 2023	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 3,025,554 and 840,251 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	30,000	9,000
Additional paid in capital	617,202,000	493,317,000
Accumulated deficit	(619,232,000)	(482,631,000)
Accumulated other comprehensive loss	(33,000)	(23,000)
Total stockholders’ (deficit) equity	(2,033,000)	10,672,000
Total liabilities and stockholders’ (deficit) equity	$8,936,000	$22,683,000

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$57,000	$57,000	$170,000	$170,000
Operating expenses:
Acquired in-process research and development	—	—	117,464,000	—
Research and development	5,113,000	2,460,000	10,989,000	8,996,000
General and administrative	3,480,000	2,686,000	8,813,000	7,010,000
Total operating expenses	8,593,000	5,146,000	137,266,000	16,006,000
Loss from operations	(8,536,000)	(5,089,000)	(137,096,000)	(15,836,000)
Other income, net	61,000	350,000	495,000	1,072,000
Net loss	$(8,475,000)	$(4,739,000)	$(136,601,000)	$(14,764,000)
Net loss per share, basic and diluted	$(8.81)	$(5.64)	$(130.87)	$(17.59)
Basic and diluted weighted average shares outstanding	961,530	840,117	1,043,781	839,243

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(8,475,000)	$(4,739,000)	$(136,601,000)	$(14,764,000)
Other comprehensive loss
Foreign currency translation adjustments	—	(2,000)	(10,000)	3,000
Other comprehensive loss	—	(2,000)	(10,000)	3,000
Comprehensive loss	$(8,475,000)	$(4,741,000)	$(136,611,000)	$(14,761,000)

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity (unaudited)

	Three Month Periods Ended September 30, 2024 and 2023
									Accumulated
	Redeemable Convertible						Additional		other
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	(loss) income	Total
Balance at June 30, 2024	12,472	$111,619,000	—	$—	1,012,381	$10,000	$505,260,000	$(610,757,000)	$(33,000)	$(105,520,000)
Conversion of redeemable convertible preferred stock upon stockholder approval	(12,472)	(111,619,000)	7,440	—	2,012,973	20,000	111,599,000	—	—	111,619,000
Stock-based compensation	—	—	—	—	—	—	343,000	—	—	343,000
Shares issued for vested restricted stock units	—	—	—	—	200	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(8,475,000)	—	(8,475,000)
Balance at September 30, 2024	—	$—	7,440	$—	3,025,554	$30,000	$617,202,000	$(619,232,000)	$(33,000)	$(2,033,000)

Balance at June 30, 2023	—	$—	—	$—	839,106	$9,000	$492,625,000	$(473,708,000)	$(28,000)	$18,898,000
Stock-based compensation	—	—	—	—	—	—	360,000	—	—	360,000
Shares issued for vested restricted stock units	—	—	—	—	1,145	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,000)	(2,000)
Net loss	—	—	—	—	—	—	—	(4,739,000)	—	(4,739,000)
Balance at September 30, 2023	—	$—	—	$—	840,251	$9,000	$492,985,000	$(478,447,000)	$(30,000)	$14,517,000

Traws Pharma, Inc.

Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity (unaudited)

	Nine Month Periods Ended September 30, 2024 and 2023
									Accumulated
	Redeemable Convertible						Additional		other
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	income (loss)	Total
Balance at December 31, 2023	—	$—	—	$—	840,251	$9,000	$493,317,000	$(482,631,000)	$(23,000)	$10,672,000
Issuance of stock in connection with the asset acquisition of Trawsfynydd	10,359	93,232,000	—	—	141,982	1,000	3,549,000	—	—	3,550,000
Transaction costs paid through the issuance of stock	535	4,815,000	—	—	6,747	—	169,000	—	—	169,000
Issuance of stock in connection with the private placement, net of expenses	1,578	13,572,000	—	—	19,879	—	427,000	—	—	427,000
Exchange of Trawsfynydd stock options for options of the Company	—	—	—	—	—	—	7,085,000	—	—	7,085,000
Conversion of redeemable convertible preferred stock upon stockholder approval	(12,472)	(111,619,000)	7,440	—	2,012,973	20,000	111,599,000			111,619,000
Stock-based compensation	—	—	—	—	—	—	1,056,000	—	—	1,056,000
Shares issued for vested restricted stock units	—	—	—	—	3,722	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(10,000)	(10,000)
Net loss	—	—	—	—	—	—	—	(136,601,000)	—	(136,601,000)
Balance at September 30, 2024	—	$—	7,440	$—	3,025,554	$30,000	$617,202,000	$(619,232,000)	$(33,000)	$(2,033,000)

Balance at December 31, 2022	—	$—	—	$—	837,040	$9,000	$492,016,000	$(463,683,000)	$(33,000)	$28,309,000
Stock-based compensation	—	—	—	—	—	—	969,000	—	—	969,000
Shares issued for vested restricted stock units	—	—	—	—	3,211	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	3,000	3,000
Net loss	—	—	—	—	—	—	—	(14,764,000)	—	(14,764,000)
Balance at September 30, 2023	—	$—	—	$—	840,251	$9,000	$492,985,000	$(478,447,000)	$(30,000)	$14,517,000

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(136,601,000)	$(14,764,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	117,464,000	—
Depreciation and amortization	10,000	12,000
Stock compensation	1,056,000	969,000
Changes in assets and liabilities:
Receivables	(2,103,000)	11,000
Prepaid expenses and other current assets	429,000	(1,188,000)
Other assets	—	—
Accounts payable	(147,000)	2,288,000
Accrued expenses and other current liabilities	(5,690,000)	(660,000)
Deferred revenue	(170,000)	(170,000)
Net cash used in operating activities	(25,752,000)	(13,502,000)

Investing activities:
Cash paid for acquisition. net of cash acquired	(3,648,000)	—
Payments for purchase of property and equipment	—	(14,000)
Net cash used in investing activities	(3,648,000)	(14,000)

Financing activities:
Proceeds from sale of common and preferred stock in connection with the private placement, net of expenses	13,999,000	—
Net cash provided by financing activities	13,999,000	—
Effect of foreign currency translation on cash	(10,000)	3,000
Net decrease in cash and cash equivalents	(15,411,000)	(13,513,000)
Cash and cash equivalents at beginning of period	20,821,000	38,757,000
Cash and cash equivalents at end of period	$5,410,000	$25,244,000
Supplemental disclosure of cash flow information:
Preferred stock issued in connection with the reclassification and conversion of redeemable convertible preferred stock	$111,619,000	$—
Common stock issued in connection with acquisition of Trawsfynydd	$3,719,000	$—
Preferred stock issued in connection with acquisition of Trawsfynydd	$98,047,000	$—

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

The Company

Traws Pharma, Inc. (“Traws Pharma” or the “Company”), formerly known as Onconova Therapeutics, Inc., was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company's headquarters are located in Newtown, Pennsylvania. On April 1, 2024, the Company acquired Trawsfynydd Therapeutics, Inc., a Delaware corporation (“Trawsfynydd”), and the name change to Traws Pharma was effected. The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in two programs that were grouped as a single identifiable in-process research & development (“IPR&D”) asset. Traws Pharma is a clinical stage biopharmaceutical company aiming to address unmet medical needs in respiratory viral diseases and cancer. The viral respiratory disease program includes an oral inhibitor drug candidate of the SARS-CoV-2 Mpro (3CL protease) and an oral antiviral drug candidate for influenza. In the cancer program, Traws Pharma is developing the novel, proprietary multi-kinase CDK2/4/6 inhibitor narazaciclib for refractory endometrial cancer and potentially for other cancers.

Liquidity

The Company has incurred recurring operating losses since inception. For the nine months ended September 30, 2024, the Company incurred a net loss of $136,601,000, and as of September 30, 2024 the Company had an accumulated deficit of $619,232,000. The Company anticipates that operating losses will continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At September 30, 2024, the Company had cash and cash equivalents of $5,410,000. Based on current projections, the Company believes that its cash and cash equivalents will be sufficient to fund its ongoing trials and operations into the first quarter of 2025; therefore, it does not have sufficient cash and cash equivalents to support its operations for at least the 12 months following the date that these financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the one-year period after the date that the financial statements are issued. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, the Company may have based this estimate on assumptions that may prove to be wrong, and the Company's operating plan may change as a result of many factors currently unknown to the Company.

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

On September 24, 2024, the Company received a letter from The Nasdaq Capital Market (“Nasdaq”) Staff (the “Staff”) stating that the Company had not been able to regain compliance with the minimum bid price requirement and that the Staff had determined to seek to delist the Company’s securities from Nasdaq. On October 29, 2024, the Company was notified by Nasdaq that the Company had regained compliance with the minimum bid price requirement because the Company’s common stock had a minimum closing price of at least $1.00 per share for a minimum of ten consecutive business days.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

On August 23, 2024, the Company was notified by the Staff that the Company is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq. The Company attended a hearing before the Nasdaq Hearings Panel (the “Nasdaq Panel”) on November 14, 2024 to present its plan to regain compliance with the minimum stockholders’ equity requirement.

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

Reverse Stock Split

In September 2024, the Board of Directors of the Company (the “Board”) approved a one-for-25 reverse stock split of the Company’s outstanding shares of common stock (the “Reverse Stock Split”). Each 25 shares of the Company’s common stock, par value of $0.01 per share, issued and outstanding immediately prior to the Reverse Stock Split automatically reclassified, combined, converted and changed into one fully paid and nonassessable share of common stock, par value of $0.01 per share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding options, warrants and convertible preferred stock entitling the holders to purchase shares of the Company’s common stock, and the number of shares reserved for issuance pursuant to the Company’s 2021 Incentive Compensation Plan (the “2021 Plan”), including pursuant to outstanding restricted stock units outstanding thereunder, was reduced proportionately. No fractional shares were issued as a result of the Reverse Stock Split. Instead, the Company’s stockholders who otherwise would have been entitled to a fraction of a share received a full share of common stock. All common stock, per share and related information presented in the financial statements and accompanying notes have been retroactively adjusted to reflect the Reverse Stock Split.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, Trawsfynydd Therapeutics LLC, Trawsfynydd Therapeutics AU Ltd, Throxavir Therapeutics AU Pty Ltd and Onconova Europe GmbH, as of September 30, 2024. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, and equity and the amount of revenues and expenses. Actual results could differ significantly from those estimates. The most significant estimates and assumptions that management considers in the preparation of the Company's financial statements relate to accrued research and development costs; the valuation of consideration transferred in acquiring the assts of Trawsfynydd; inputs used in the Black-Scholes model for stock-based compensation expense; and estimated cost to complete performance obligations related to revenue recognition.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, the consolidated statements of redeemable convertible preferred stock and stockholders’ (deficit) equity for the three and nine months ended September 30, 2024 and 2023 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024, the results of its operations for the three and nine months ended September 30, 2024 and 2023, and its cash flows for the nine months ended September 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are unaudited. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024.

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

At September 30, 2024 the Company had $4,799,000 of its cash and cash equivalents in money market funds that invest in a portfolio of liquid, high-quality debt securities issued by the U.S. government.

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

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

Tax Incentive Receivable

The Company is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian Research and Development Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company’s Australian subsidiaries began operations in the second quarter of 2024, and the Company has recognized reductions to R&D expenses of $1,804,000 for each of the three and nine months ended September 30, 2024.

Redeemable Convertible Preferred Stock

The Company records shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company has historically applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and classified the redeemable convertible preferred stock outside of stockholders’ (deficit) equity because, if conversion to common stock is not approved by the stockholders, the redeemable convertible preferred stock would have been redeemable at the option of the holders for cash equal to the closing price of the common stock on the last trading day prior to the holder’s redemption request. The Company determined that at the time, the conversion and redemption are outside of the Company’s control. Additionally, the Company determined the conversion and redemption features did not require bifurcation as derivatives. In September 2024, and in connection with the Company’s stockholder approval to allow for the conversion of outstanding preferred stock into common stock, the preferred stockholders right to request redemption expired. Immediately following the stockholder approval and related conversions to common stock, the Company reclassified the remaining preferred stock and related carrying value to permanent equity within the accompanying consolidated balance sheet as of September 30, 2024, and the preferred stock is no longer subject to temporary equity guidance within ASC 480-10-S99-3A.

Fair Value Measurements

At both September 30, 2024 and December 31, 2023, the Company had no financial assets and liabilities measured at fair value on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, accounts payable, and accrued liabilities approximate their respective fair values because of the short-term nature of these accounts.

In accordance with the fair value hierarchy described above, the Company’s cash and cash equivalents residing in money market funds are measured at fair value using level 1 inputs. As of September 30, 2024 and December 31, 2023, the fair value and carrying value of the Company’s cash and cash equivalents residing in money market funds was $4,799,000 and $20,559,000, respectively.

Revenues and Deferred Revenues

The Company’s revenue during the three and nine months ended September 30, 2024 and 2023 was from its license and collaboration agreement with SymBio.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Symbio
Upfront license fee recognition over time	$57,000	$57,000	$170,000	$170,000
	$57,000	$57,000	$170,000	$170,000

Deferred revenue is as follows:

Symbio
Upfront Payment
Deferred balance at December 31, 2023	$3,017,000
Recognition to revenue	(170,000)
Deferred balance at September 30, 2024	$2,847,000

Research and Development Expenses

R&D costs are charged to expense as incurred. These costs include, but are not limited to, license fees related to the acquisition of in-licensed products; employee-related expenses, including salaries, benefits and travel; expenses incurred under agreements with contract research organizations and investigative sites that conduct clinical trials and preclinical studies; the cost of acquiring, developing and manufacturing clinical trial materials; facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and costs associated with preclinical activities and regulatory operations. As discussed above, the Company’s Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received.

Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued R&D expense, as the case may be.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Net loss per share

Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period and inclusive of prefunded warrants outstanding. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as preferred stock, stock options and unvested restricted stock units, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2024	2023
Series C (common stock equivalents)	2,976,138	—
Warrants	12,310	13,509
Stock Options	430,066	88,642
Unvested restricted stock units	22,421	—
	3,440,935	102,151

Recently Issued Accounting Pronouncements

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

3. Asset Acquisition

On April 1, 2024, the Company acquired Trawsfynydd, in accordance with the terms of an Agreement and Plan of Merger, dated April 1, 2024 (the “Merger Agreement”), pursuant to which the Company acquired Trawsfynydd’s TRX100 and TRX01 programs and assumed certain liabilities associated with the acquired assets. The upfront consideration included (i) the issuance of 141,982 shares of common stock of the Company at an aggregate fair value of $3,550,000, (ii) the issuance of 10,359 shares of Series C Convertible Preferred Stock (“Series C”) at an aggregate fair value of $93,232,000, and (iii) the assumption of all Trawsfynydd stock options (the “assumed options”) immediately outstanding prior to the transaction at an aggregated fair value of $7,085,000.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Each share of Series C was convertible into 10,000 shares of common stock, subject to the Beneficial Ownership Limitation (defined below). Post Reverse Stock Split, each share of Series C converts into 400 shares of common stock, and is still subject to the Beneficial Ownership Limitation (defined below). The fair value of the shares issued to Trawsfynydd and options assumed was based on the closing stock price of the Company’s common stock on April 1, 2024 of $1.00, less a discount 10.0% related to unregistered share restrictions of the preferred shares.

The Company accounted for the transaction as an asset acquisition as the Company acquired inputs and no substantive processes or outputs. The assets acquired in the transaction were measured based on the estimated fair value of the consideration paid of $112,543,000, which included direct transactions costs of $8,676,000. Tungsten Partners LLC (“Tungsten”) acted as financial advisor to the Company in connection with the Merger. As partial compensation for services rendered by Tungsten, the Company issued to Tungsten and its affiliates and designees an aggregate of 6,747 shares of common stock and 535 shares of Series C.

The consideration paid and the relative fair values of the assets acquired and liabilities assumed were as follows:

Consideration transferred:
Common stock	$3,550,000
Series C	93,232,000
Assumed options	7,085,000
Company transaction costs settled in equity	4,984,000
Company transaction costs paid in cash	3,692,000
Total consideration transferred	$112,543,000

Assets acquired:
Cash and cash equivalents	$44,000
Total assets acquired	44,000

Liabilities assumed:
Accrued expenses and other current liabilities	4,965,000
Total liabilities assumed	4,965,000
Net assets acquired	(4,921,000)
In-process research and development	117,464,000
Net assets acquired	$112,543,000

Under the asset acquisition model, an entity that acquires IPR&D assets follows the guidance in ASC 730, Research and Development, which requires that both tangible and intangible identifiable R&D assets with no alternative future use be initially allocated a portion of the consideration transferred and then charged to expense at the acquisition date. As the Trawsfynydd IPR&D assets acquired have no alternative future use to the Company, the Company charged $117,464,000 to expense within its consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2024.

The Board approved the Merger Agreement and the related transactions, and the consummation of the Merger was not subject to approval of Company stockholders. In accordance with the Merger Agreement, three directors were appointed to the Board, and there were several changes to management, each effective as of the Closing.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Concurrently with the Closing of the Merger, the Company entered into a contingent value rights agreement (the “CVR Agreement”) with a rights agent (the “Rights Agent”), pursuant to which each holder of common stock as of the applicable record date (April 15, 2024), including those holders receiving shares of common stock in connection with the Merger, is entitled to one contractual contingent value right (each, a “CVR”) entitling the holder to certain distributions of net proceeds and net sales of Traws Pharma’s two leading cancer candidates, subject to, and in accordance with, the terms and conditions of the CVR Agreement, for each share of common stock held by such holder as of the applicable record time.

The distributions in respect of the CVRs will be made on a quarterly basis, and will be subject to a number of deductions, subject to certain exceptions or limitations, including but not limited to for certain taxes and certain out-of-pocket expenses incurred by Traws Pharma. At the time of Merger and again at September 30, 2024, the value ascribed to the CVR liability was de minimis given the uncertainty related to the success of the underlying oncology programs.

Pursuant to the Merger Agreement, the Company agreed to hold a stockholders’ meeting to submit, among other proposals, the following proposals to its stockholders for their consideration: (i) the approval of the conversion of shares of Series C into shares of common stock in accordance with the rules of the Nasdaq Stock Market LLC, the Merger Agreement and the Certificate of Designation (the “Conversion Proposal”) and (ii) the approval of an amendment to the Charter, to increase the authorized shares of common stock from 125,000,000 to 250,000,000 (the “Share Increase Proposal” and together with the Conversion Proposal, the “Meeting Proposals”). In connection with these matters, the Company agreed to file a proxy statement on Schedule 14A with the SEC. Such proxy statement was filed on August 9, 2024. At a special meeting of the stockholders held on September 16, 2024, the stockholders approved the Meeting Proposals.

4. Balance Sheet Detail

Prepaid expenses and other current assets:

	September 30,	December 31,
	2024	2023
Research and development	$882,000	$1,060,000
Manufacturing	—	186,000
Insurance	163,000	174,000
Other	347,000	401,000
	$1,392,000	$1,821,000

Property and equipment:

	September 30,	December 31,
	2024	2023
Property and equipment	$84,000	$84,000
Accumulated depreciation	(72,000)	(62,000)
	$12,000	$22,000

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Accrued expenses and other current liabilities:

	September 30,	December 31,
	2024	2023
Research and development	$1,817,000	$2,196,000
Employee compensation	578,000	1,002,000
Professional fees	128,000	177,000
Accrued severance	127,000	—
	$2,650,000	$3,375,000

5. Commitments and Contingencies

Litigation

In the normal course of business, the Company from time to time is named as a party to legal claims and actions. The Company records a loss contingency reserve for a legal proceeding when the potential loss is considered probable and can be reasonably estimated. The Company has not recorded any amounts for loss contingencies as of September 30, 2024.

On June 17, 2024, Steven M. Fruchtman informed the Board of his intent to resign from his positions of President and Chief Scientific Officer, Oncology and indicated to the Company that Dr. Fruchtman believes his resignation to be for "good reason" under the terms of his employment agreement and his expectation of compensation commensurate therewith and in connection with a change in control. The Board accepted Dr. Fruchtman’s resignation effective immediately but disagrees with the characterization of the events set forth in the letter. The Company believes that no severance payments are due to Dr. Fruchtman under the terms of his employment agreement as it pertains to termination for good reason events. At September 30, 2024, the Company determined a range of possible loss associated with Dr. Fruchtman’s claim to be zero to $1.5 million. While the Company intends to defend itself against these claims, and believes it has strong arguments to prevail in the litigation, there can be no assurance that the Company will prevail on its claims.

Contingent Value Rights

The Company issued CVRs to common stockholders as of April 15, 2024 and may be obligated to make future distributions to such CVR holders in connection with entering into strategic arrangements related to its oncology programs and/or future royalty payments related to the successful commercialization of such programs. Refer to discussion of Contingent Value Rights within Note 3.

6. Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

As a result of the stockholder approval of the Meeting Proposals at the special meeting of the stockholders held on September 16, 2024, the Series C shares issued in connection with the acquisition of Trawsfynydd and the private placement of securities (see Note 3) were converted into 2,012,973 shares of the Company’s common stock. As of September 30, 2024, 7,440 shares of Series C remained outstanding.

Series C shares have no voting rights. Certain provisions of the Series C are as follows:

Dividends: Series C participates in any dividends with common stockholders on an as-converted basis

Liquidation: In the event of the liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of Series C shall rank on parity with common stockholders as to the distributions of assets.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Redemption: In the event the Company is unable to obtain an affirmative stockholder vote to permit conversion within nine months after the initial issuance of the Series C, each holder of Series C may elect, at the holder’s option, to have the shares of Series C be redeemed by the Company at an amount equal to the last reported closing trading price of the common stock at such time on an as-converted to common stock basis, as further described in the Certificate of Designation relating to the Series C. The redemption right expired in connection with the Company obtaining the affirmative stockholder vote on the Conversion Proposal in September 2024. Immediately following the stockholder vote, any outstanding shares of Series C not converted were reclassified as permanent equity within the Company’s consolidated balance sheet as of September 30, 2024.

Beneficial Ownership Limitation: A holder of Series C is prohibited from converting shares of Series C into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than 19.9% of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion (the “Beneficial Ownership Limitation”)

Securities Purchase Agreement

On April 1, 2024, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with TPAV, LLC, an affiliate of Torrey Pines, and OrbiMed Private Investments VIII, LP, an affiliate of OrbiMed Advisors (the “Investors”). Pursuant to the Securities Purchase Agreement, the Company issued and sold an aggregate of (i) 19,879 shares of common stock and (ii) 1,578 shares of Series C (the “PIPE Securities”) for an aggregate purchase price of approximately $13,999,000 (collectively, the “Financing”). The closing of the Financing occurred concurrently with the closing of the Merger on April 1, 2024 (the “Financing Closing Date”). Subject to the Beneficial Ownership Limitation, each share of Series C was converted into 10,000 shares of common stock upon Board approval in September 2024.

Registration Rights Agreement

On April 1, 2024, in connection with the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the holders of common stock and Series C signatory thereto. Pursuant to the Registration Rights Agreement, Traws Pharma was required to prepare and file a resale registration statement with the SEC within 90 calendar days following the Financing Closing Date (the “Filing Deadline”), with respect to the shares of common stock underlying the PIPE Securities and the common stock to be issued upon conversion of the Series C issued to the signatories to the Registration Rights Agreement in the Merger, subject to the Beneficial Ownership Limitation. The Company filed such registration statement within the Filing Deadline on July 1, 2024 which was declared effective on August 28, 2024.

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

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the nine months ended September 30, 2024 is as follows:

				Balance				Balance
		Exercise	Expiration	December 31,	Warrants	Warrants	Warrants	September 30,
Description	Classification	Price	Date	2023	Issued	Exercised	Expired	2024
Non-tradable pre-funded warrants	Equity	$56.25	none	141	—	—	—	141
Non-tradable pre-funded warrants	Equity	$56.25	none	199	—	—	—	199
Non-tradable warrants	Equity	$75.00	November 2024	9,780	—	—	—	9,780
Non-tradable warrants	Equity	$163.59375	December 2024	679	—	—	—	679
Non-tradable warrants	Equity	$168.86250	December 2024	1,851	—	—	—	1,851
				12,650	—	—	—	12,650

8. Stock-Based Compensation

In connection with the acquisition of Trawsfynydd in April 2024, the Company assumed all Trawsfynydd stock options outstanding, each becoming an option to purchase shares of the Company’s common stock. The total number of Company shares subject to such options is 365,547.

The 2018 Omnibus Incentive Compensation Plan (“2018 Plan”) was unanimously approved by the Board on May 24, 2018 and was approved by the Company’s stockholders on June 27, 2018.

The 2018 Plan was amended and restated following unanimous approval of the Board on April 24, 2019 and was approved by the Company’s stockholders on June 17, 2019. The amended 2018 Plan allowed for an additional 39,300 shares of the Company’s common stock that may be issued under the Amended Plan with respect to awards made on and after June 17, 2019. The maximum aggregate number of shares of the Company’s common stock that may be issued pursuant to outstanding stock options granted under the 2018 Plan is 26,823.

The 2021 Plan was unanimously approved by the Company’s stockholders on July 30, 2021. Upon stockholders’ approval of the 2021 Plan, no further awards have been or will be made under the amended 2018 Plan. Under the 2021 Plan, the Company may grant incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors, consultants, and advisors.

The 2021 Plan was amended and restated following unanimous approval of the Board on May 23, 2022 and was approved by the Company’s stockholders on August 18, 2022. The amended 2021 Plan (the “Amended 2021 Plan”) allowed for an additional 80,000 shares of the Company’s common stock that may be issued  with respect to awards made on and after August 18, 2022. The Amended 2021 Plan was further amended and restated to provide for the issuance of an additional 300,000 shares of the Company’s common stock following unanimous approval of the Company’s Board of Directors on October 10, 2024 and approved by the Company’s stockholders on October 31, 2024.

In September 2024, the shares reserved for issuance under the 2021 Plan were proportionally reduced in connection with the Reverse Stock Split. At September 30, 2024, there were 51,381 shares available for future issuance with respect to new awards and outstanding awards.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either R&D expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

A summary of stock option activity for the nine months ended September 30, 2024 is as follows:

	Options Outstanding
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Balance, December 31, 2023	92,441	$76.05	8.53	$20,814
Trawsfynydd options exchanged in connection with acquisition	365,547	$1.23	9.13	—
Granted	6,560	$8.50	—	—
Forfeitures/adjustments	(10,987)	$29.37	—	—
Expired	(23,495)	$975.43	—	—
Balance, September 30, 2024	430,066	$37.01	9.01	$1,601,096
Exercisable at September 30, 2024	410,661	$38.02	9.01	$1,601,096

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

As of September 30, 2024, there was $253,000 of unrecognized compensation expense related to the unvested stock options which is expected to be recognized over a weighted-average period of approximately 1.7 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value of stock options include the following:

	Nine Months Ended September 30,
	2024		2023
Risk-free interest rate	3.46%		3.89%
Expected volatility	117.9%		123.1%
Expected term	6.00	years	5.68	years
Expected dividend yield	—%		—%
Weighted average grant date fair value	$7.49		$17.79

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected term of options: Due to its lack of sufficient historical data, the Company estimates the expected life of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

●	Expected stock price volatility: Expected volatility is based on the historical volatility of the Company’s common stock.
●	Expected annual dividend yield: The Company has never paid, and does not expect to pay, dividends in the foreseeable future. Accordingly, the Company assumed an expected dividend yield of 0.0%.

On August 2, 2021, the compensation committee of the Board approved restricted stock unit grants to the Company’s employees (“2021 RSUs”). An aggregate of 4,188 service-based RSUs were issued at a grant date fair value of $129.75. The 2021 RSUs will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. The 2021 RSUs were granted under the 2021 Plan.

On February 7, 2022, the compensation committee of the Board approved restricted stock unit grants to the Company’s employees (“2022 RSUs”). An aggregate of 5,934 service-based RSUs were issued at a grant date fair value of $45.50. The 2022 RSUs will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. The 2022 RSUs were granted under the 2021 Plan.

On June 10, 2022, the compensation committee of the Board approved restricted stock unit grants to certain of the Company’s employees (“2022 RSU Awards”). An aggregate of 968 service-based RSUs were issued at a grant date fair value of $33.25. The 2022 RSU Awards will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. The 2022 RSU Awards were granted under the 2021 Plan.

On March 13, 2023, the compensation committee of the Board approved restricted stock unit grants to the Company’s employees (“2023 RSUs”). An aggregate of 6,769 service-based RSUs were issued at a grant date fair value of $18.25. The 2023 RSUs will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. The 2023 RSUs were granted under the 2021 Plan.

On April 1, 2024, the compensation committee of the Board approved restricted stock unit grants as inducement awards to the Company’s employees who joined the Company on April 1, 2024 in connection with the Merger (“Inducement RSUs”). An aggregate of 21,200 service-based RSUs were issued at a grant date fair value of $25.00. The Inducement RSUs will be settled in stock, vest 25% on each of the first four anniversaries of the date of grant.

A summary of RSU activity for the nine months ended September 30, 2024 is as follows:

	2021 RSUs	2022 RSUs	2022 RSU Awards	2023 RSUs	Inducement RSUs
Outstanding and unvested January 1, 2024	1,032	2,980	440	5,436	-
Granted	-	-	-	-	21,200
Vested	(200)	(1,490)	(220)	(1,812)	-
Forfeited/Cancelled	(832)	(1,207)	-	(2,906)	-
Outstanding and unvested September 30, 2024	-	283	220	718	21,200

At September 30, 2024, the unrecognized compensation cost related to unvested service-based RSUs was $483,000 which will be recognized over the remaining service period of 3.4 years.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company recognized stock-based compensation expense related to stock options and restricted stock units as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$17,000	$200,000	$164,000	$534,000
General and administrative	326,000	160,000	892,000	435,000
Total stock-based compensation expense	$343,000	$360,000	$1,056,000	$969,000

Grants of PSUs and SARs

During 2020 and 2021, the compensation committee of the Board and the Board approved a cash bonus program of cash-settled stock appreciation right (SAR) awards to the Company’s employees and non-employee directors, and cash-settled performance stock unit (PSU) awards to the Company’s employees. These awards were granted outside of the 2018 Plan and the 2021 Plan. As the Company’s stock price has decreased since these awards were issued, their impact on the results of operations and balance sheet of the Company are not material during 2024 or 2023.

9. Restructuring

On April 8, 2024, Traws Pharma terminated 11 of its 17 employees, some of whom have been retained as consultants. The associated severance costs of $884,000 were expensed in the second quarter of 2024 and are being paid according to Traws Pharma’s regular payroll schedule. The Company recorded these restructuring charges based on each employee’s role to the respective R&D and general and administrative operating expense categories on its condensed consolidated statements of operations and comprehensive loss. At September 30, 2024, accrued severance of $127,000 is included in accrued expenses and other current liabilities in the condensed consolidated balance sheet.

10. Research and Development Arrangements and Related Party Transactions

Research and development arrangements with unrelated parties

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through September 30, 2024 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

Research and development arrangements with related parties

Prior to acquiring Trawsfynydd in April 2024, Trawsfynydd entered into a Master Research and Development Agreement (“Agreement”) with ChemDiv, Inc. (“ChemDiv”), pursuant to which ChemDiv provided services related to preclinical drug discovery to Trawsfynydd prior to the Merger and continues to provide services to the Company post-Merger. Dr. Nikolay Savchuk, COO of the Company, is a stockholder of ChemDiv and a member of its board of directors. Subsequent to the acquisition and through September 30, 2024, the Company made payments to ChemDiv of $5,024,000 which primarily relate to services completed prior the acquisition. During the three months ended September 30, 2024, $450,000 was expensed as R&D cost and included in accounts payable in the Company’s condensed statements of operations and condensed balance sheets, respectively, related to ChemDiv services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with interim unaudited condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report, and the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024 (“Annual Report”). As used in this report, unless the context suggests otherwise, the “Company” refers to Traws Pharma, Inc. as of September 30, 2024 and its consolidated subsidiaries. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “Traws” or “Traws Pharma” refer to the Company after the effective time of the Merger.

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

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

●	any future payouts under the contingent value right, or CVR, issued to our holders of record as of the close of business on April 15, 2024;

●	any expected or unexpected transaction costs or expenses resulting from the Merger;

●	problems that may arise in successfully integrating the business of Trawsfynydd, which may result in us not operating as effectively and efficiently as expected;

●	our ability to achieve the expected benefits or opportunities and related timing with respect to the Merger (as defined below) or to monetize any of our legacy assets;

●	our need for additional financing for our clinical-stage programs, continued product development and other operations, and our ability to obtain sufficient funds on acceptable terms when needed, and our plans and future needs to scale back operations if adequate financing is not obtained;

●	our ability to continue as a going concern;

●	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	our ability to maintain our listing on Nasdaq;

●	the success and timing of our preclinical studies and clinical trials, including site initiation and patient enrollment, and regulatory approval of protocols for future clinical trials;

●	our ability to enter into, maintain and perform collaboration agreements with other pharmaceutical companies, for funding and commercialization of our clinical product candidates or preclinical compounds, and our ability to achieve certain milestones under those agreements;

●	the difficulties in obtaining and maintaining regulatory approval of our product candidates, and the labeling under any approval we may obtain;

●	our plans and ability to develop, manufacture and commercialize our product candidates;

●	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;

●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

●	regulatory developments in the United States and foreign countries;

●	the rate and degree of market acceptance of any of our product candidates;

●	obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;

●	the successful development of our commercialization capabilities, including sales and marketing capabilities;

●	recently enacted and future legislation and regulation regarding the healthcare system;

●	the success of competing therapies and products that are or become available;

●	our ability to maintain the listing of our securities on a national securities exchange;

●	the potential for third party disputes and litigation; and

●	the performance of third parties, including contract research organizations (“CROs”) and third-party manufacturers.

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

Overview

The Company’s net losses were $136.6 million and $14.8 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had an accumulated deficit of $619.2 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met.

As of September 30, 2024, the Company had $5.4 million in cash and cash equivalents. On April 1, 2024, in connection with the Merger described below, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) for the sale of common and preferred stock to TPAV, LLC, an affiliate of Torrey Pines, and OrbiMed Private Investments VIII, LP, an affiliate of OrbiMed Advisors (the “Investors”) and raised gross proceeds of $14 million.  Based on current projections, we do not have sufficient cash and cash equivalents as of the date of this report to support our operations for at least the 12 months following the date that these financial statements are issued. Accordingly, substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued.

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

Our Portfolio/ Product Candidates/ Compounds

We are a clinical-stage biopharmaceutical company aiming to address unmet medical needs in respiratory viral diseases and cancer.  Following the closing of the Merger described below in which we acquired Trawsfynydd Therapeutics, Inc. on April 1, 2024, we are advancing the development of four clinical programs:

●	Tivoxavir marboxil (TRX100), which we acquired as part of the Merger, is a small molecule cap- dependent endonuclease inhibitor. Cap-dependent endonuclease (CEN) is an enzyme that is important for influenza virus replication. TRX100 is intended to inhibit CEN and, thus, is intended to impede influenza virus replication including, the influenza A or B viral strains and bird flu viral strains. It is Traws Pharma’s intention to develop TRX100 as an oral dose given only once for potential treatment and prophylaxis of seasonal influenza or bird flu.

The first-in-man clinical study of TRX100 (designated AV5124 in a previous study) was performed from May to September of 2023 in Russia. The study sponsor was Pharmasyntez, JSC. Traws Pharma has the right to use the data resulting from the study outside of Russia and the Eurasian Economic Community countries. The trial was a single ascending dose study, and, as such, each study participant only received one dose of TRX100. The study consisted of four dose cohorts that received 20, 40, 80 or 120 mg TRX100 delivered as 20 mg strength tablets, or placebo. The study enrolled 28 healthy males ages 18-45 years who received either the study drug or placebo. The primary study endpoint was measurement of the safety and tolerability of single drug doses in healthy volunteers. The secondary endpoint was the measurement of pharmacokinetic parameters of single drug doses in healthy volunteers on an empty stomach or after a meal. In the study, one subject who received a single 40 mg dose of the study drug, experienced two adverse events (AEs). This subject experienced hyperglycemia, which was deemed to be mild believed probably related to TRX100, and erosive gastritis with complications in the form of severe iron deficiency anemia, which was considered to be a serious adverse event (SAE) believed unlikely to be related (doubtful per the protocol) to the study drug.

There were no other AEs in the trial, including at higher doses. The pharmacokinetic measurements indicated a food effect for TRX100, with increased exposure when drug was taken after a meal, but otherwise showed increasing exposure with increasing dose.

Traws Pharma is further advancing the development of TRX100 with a Traws Pharma sponsored Phase 1 randomized, blinded, and placebo-controlled study in Australia that was approved by the Human Research Ethics Committee. To date this study enrolled three cohorts of 8 participants, with 6 participants randomized to receive study drug and 2 participants assigned to receive placebo in each cohort. Participants are required to be healthy males or females ages 18-45 years. Participants took either one dose of the study drug or one dose of placebo, depending on the group they were assigned to. The dose levels that were investigated were 80, 120, and 240 mg, taken via oral capsules; one additional dose of 480 mg will be studied. The primary endpoint is the measurement of safety and tolerability, and the secondary and other endpoints include the determination of the drug pharmacokinetic profile. Topline data for the first three doses showed good overall tolerability and a pharmacokinetic profile that appears to support the potential use of TRX100 as a one-time treatment for influenza. No treatment related adverse events were reported during the study so far. Topline data from this study showed that a single dose of TRX100 maintained plasma drug levels consistently above the EC90 and within the predicted therapeutic window for more than 20 days.  We plan to complete the Phase 1 trial in Australia, initiate a Phase 2 study in the first half of 2025, and to interact with BARDA (Biomedical Advanced Research and Development Authority) and CDC (Centers for Disease Control and Prevention) in the USA for potential collaboration and funding for the development of the compound in influenza and bird flu.

●	Ratutrelvir (TRX01), which we acquired as part of the Merger, is an inhibitor of the main protease (also known as 3CL protease) of the SAR-CoV-2 virus, the causative agent in COVID19. The main protease is an essential component in the mechanism for SARS-CoV-2 replication. TRX01 is intended to inhibit this protease and reduce SARS-CoV-2 virus replication. In vitro laboratory tests that measured the impact of TRX01 on SARS-CoV-2 replication, demonstrated that TRX01 inhibited the replication of viral isolates of the original SARS-CoV-2 isolates, and viral variants in the delta and omicron types. Based on preclinical animal studies, we intend to develop TRX01 without co-administration of a human cytochrome P450 (CYP) inhibitor such as ritonavir.

TRX01 was studied in a Phase 1 clinical trial that included single and multiple ascending dose phases. Participants were required to be healthy males or females ages 18-45 years. The primary endpoint of the study was the measurement of safety and tolerability, and the secondary endpoint included the determination of the drug pharmacokinetic profile. The Phase 1 trial was conducted in Australia. It was sponsored by Traws Pharma and was approved by the Human Research Ethics Committee. The trial administered either the study drug or placebo to 40 participants in the single ascending dose phase, which included 5 cohorts with 8 participants in each cohort (6 received study drug and two received placebo). Subjects in the single ascending dose phase received one oral dose of the study drug or placebo, depending on their assigned group. The single ascending dose portion of the study assessed oral TRX01 at 15, 50, 150, 300 and 600 mg doses. Subjects in the multiple ascending dose phase received a daily single oral dose of 150 mg or 600 mg (6 active and 2 placebo) for 10 consecutive days. The study was completed in September 2024. Topline data from the study showed no treatment related adverse events reported up to the highest dose. Topline data also showed that once-daily administration of TRX01 for 10 consecutive days maintained plasma drug levels within the predicted therapeutic window for 12 days. We plan to initiate a Phase 2 study in the first half of 2025.

●	Narazaciclib, is our oral CDK4-plus inhibitor intended initially to treat, breast low grade endometrioid endometrial cancer, and other cancers. Narazaciclib is a multi-targeted kinase inhibitor targeting multiple cyclin- dependent kinases (CDK’s), AMP-activated protein kinase (AMPK), related protein kinase 5 (ARK5), and colony-stimulating factor 1 receptor (CSF1R) at low nM concentrations, as well as other tyrosine kinases believed to drive tumor cell proliferation, survival and metastasis. We initiated a multi-center Phase 1/2a trial evaluating narazaciclib in combination with letrozole as a second or third-line therapy for recurrent metastatic low-grade endometrioid endometrial cancer in the first calendar quarter of 2023. In this study, both narazaciclib and letrozole are administered orally in the ongoing Phase 1 dose escalation phase before potentially moving to a Phase 2 expansion cohort designed to enroll approximately 30 patients with low grade endometrioid endometrial cancer. For the Phase 1 portion patients with endometrial cancer and other gynecological malignancies that are amenable to treatment with hormonal therapy were included. Patients received escalating doses of narazaciclib given once daily continuously. The objectives of this study were to identify the recommended Phase 2 dose (RP2D) of the combination for future studies and characterize the safety profile of the combination treatment. The RP2D of narazaciclib in combination with letrozole in low grade endometrioid endometrial cancers has been identified.

Another Phase 1 study of narazaciclib as a monotherapy has also been conducted in patients with relapsed and/or refractory advanced cancer. The objectives of this study are to assess the safety and tolerability of repeated daily dosing of narazaciclib in these patients. The analysis of both studies is ongoing.

Two investigator-initiated studies are planned to start in the USA, one in patients with refractory breast cancer and one in patients with multiple myeloma. Narazaciclib is also being developed in greater China, under a 2017 license agreement between our company and HanX Biopharmaceuticals Inc. (HanX.) The development in greater China is entirely sponsored by HanX. The compound is being studied in China in a clinical trial of patients with advanced breast cancer and other tumors.

Our objective for narazaciclib is to establish additional partnerships for further development of the compound.

●	Rigosertib is our second asset in oncology. It has been studied both alone and in combination with other therapeutics in various cancers. Rigosertib is currently being studied in investigator initiated trials for epidermolysis bullosa-associated squamous cell carcinoma. The Company is also making rigosertib available to patients under country specific compassionate use regulations. We are currently pursuing orphan drug designation for rigosertib for epidermolysis bullosa-associated squamous cell carcinoma with the FDA. Our objective for this program is to establish partnerships for the development of rigosertib in this indication.

Reverse Stock Split

In September 2024, the Board of Directors of the Company (the “Board”) approved a one-for-25 reverse stock split of the Company’s outstanding shares of common stock (the “Reverse Stock Split”). Each 25 shares of the common stock of the Company, par value of $0.01 per share (the “Common Stock”), issued and outstanding immediately prior to the Reverse Stock Split automatically reclassified, combined, converted and changed into one fully paid and nonassessable share of Common Stock. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding options, warrants and convertible preferred stock entitling the holders to purchase shares of the Company’s Common Stock, and the number of shares reserved for issuance pursuant to the Company’s 2021 Incentive Compensation Plan (the “2021 Plan”), including pursuant to outstanding restricted stock units outstanding thereunder, was reduced proportionately. No fractional shares were issued as a result of the Reverse Stock Split. Instead, the Company’s stockholders who otherwise would have been entitled to a fraction of a share received a full share of Common Stock. All Common Stock, per share and related information presented in the financial statements and accompanying notes have been retroactively adjusted to reflect the Reverse Stock Split.

Nasdaq Compliance

On September 24, 2024, the Company received a letter from The Nasdaq Capital Market (“Nasdaq”) Staff (the “Staff”) stating that the Company had not been able to regain compliance with the minimum bid price requirement and that the Staff had determined to seek to delist the Company’s securities from Nasdaq. On October 29, 2024, the Company was notified by Nasdaq that the Company had regained compliance with the minimum bid price requirement because the Company’s common stock had a minimum closing price of at least $1.00 per share for a minimum of ten consecutive business days.

On August 23, 2024, the Company was notified by the Staff that the Company is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq. The Company attended a hearing before the Nasdaq Hearings Panel (the “Nasdaq Panel”) on November 14, 2024 to present its plan to regain compliance with the minimum stockholders’ equity requirement.

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

Under the terms of the Merger Agreement, upon the consummation of the Merger on April 1, 2024 (the “Closing”), in exchange for the outstanding shares of capital stock of Trawsfynydd immediately prior to the effective time of the First Merger, the Company issued to the stockholders of Trawsfynydd an aggregate of (A) 141,982 shares of Common Stock and (B) 10,359.0916 shares of Series C (as defined and described below). Each share of Series C converts into shares of Common Stock, subject to certain conditions and the Beneficial Ownership Limitation (defined below) as set forth in the Certificate of Designation. In addition, the Company assumed all Trawsfynydd stock options immediately outstanding prior to the First Merger, each becoming an option to purchase Common Stock subject to adjustment pursuant to the terms of the Merger Agreement (the “Assumed Options”). The Assumed Options are exercisable for an aggregate of 365,547 shares of Common Stock. Following the effective time of the Second Merger, the Company changed its name to “Traws Pharma, Inc.”

The Board approved the Merger Agreement and the related transactions, and the consummation of the Merger was not subject to approval of Company stockholders.

In accordance with the Merger Agreement, each of Werner Cautreels, Iain Dukes, and Nikolay Savchuk were appointed to the Board effective as of the Closing.  In accordance with the Merger Agreement, Werner Cautreels was appointed as Chief Executive Officer of the Company, Iain Dukes was appointed as Executive Chairman of the Company, and Nikolay Savchuk was appointed as Chief Operating Officer of the Company effective as of the Closing.

Pursuant to the Merger Agreement, the Company agreed to hold a stockholders’ meeting to submit, among other proposals, the following proposals to its stockholders for their consideration: (i) the approval of the conversion of shares of Series C into shares of Common Stock in accordance with the rules of the Nasdaq Stock Market LLC, the Merger Agreement and the Certificate of Designation (the “Conversion Proposal”) and (ii) the approval of an amendment to the Charter, to increase the authorized shares of Common Stock from 125,000,000 to 250,000,000 (the “Share Increase Proposal” and together with the Conversion Proposal, the “Meeting Proposals”). In connection with these matters, the Company agreed to file a proxy statement on Schedule 14A with the Securities and Exchange Commission (the “SEC”). Such proxy statement was filed on August 9, 2024. At a special meeting of the stockholders held on September 16, 2024, the stockholders approved the Meeting Proposals and, subject to the Beneficial Ownership Limitation, the outstanding shares of Series C, automatically converted to Common Stock. After the automatic conversion, there are 7,440 shares of Series C outstanding.

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

Lock-up Agreements

Concurrently and in connection with the execution of the Merger Agreement, certain Trawsfynydd stockholders as of immediately prior to the Closing, and certain directors, officers, and stockholders of the Company as of immediately prior to the Closing entered into lock-up agreements with the Company and Trawsfynydd, pursuant to which each such stockholder agreed to be subject to a 180-day lockup on the sale or transfer of shares of the Company held by each such stockholder at the Closing, including those shares of Common Stock received by each such stockholder in the Merger and Common Stock received upon conversion of Series C upon Board approval (the “Lock-up Agreements”).

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

Private Placement and Securities Purchase Agreement

On April 1, 2024, the Company entered into the Securities Purchase Agreement. Pursuant to the Securities Purchase Agreement, the Company issued and sold an aggregate of (i) 19,879 shares of Common Stock and (ii) 1,578.2120 shares of Series C (the “PIPE Securities”) for an aggregate purchase price of approximately $14 million (collectively, the “Financing”). The closing of the Financing occurred concurrently with the closing of the Merger on April 1, 2024 (the “Financing Closing Date”). Subject to the Beneficial Ownership Limitation (defined below), each share of Series C converts into shares of Common Stock as provided in the Certificate of Designation.

Registration Rights Agreement

On April 1, 2024, in connection with the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the holders of Common Stock and Series C signatory thereto. Pursuant to the Registration Rights Agreement, we are required to prepare and file a resale registration statement with the SEC within 90 calendar days following the Financing Closing Date (the “Filing Deadline”), with respect to the shares of Common Stock underlying the PIPE Securities and the Common Stock and Series C issued to the signatories to the Registration Rights Agreement in the Merger. The Company filed such registration statement on July 1, 2024, which was declared effective on August 28, 2024.

Certificate of Designation

On April 1, 2024, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series C Non-Voting Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware in connection with the Merger. The Certificate of Designation provides for the designation of shares of the Series C. Holders of Series C are entitled to receive dividends on shares of Series C equal to, on an as-if-converted-to-Common-Stock basis, and in the same form as dividends actually paid on shares of the Common Stock.

Except as otherwise required by law, the Series C does not have voting rights. However, as long as any shares of Series C are outstanding, we will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series C, (i) alter or change adversely the powers, preferences or rights given to the Series C or alter or amend the Certificate of Designation, amend or repeal any provision of, or add any provision to, the Charter or our bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, in each case if any such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series C, regardless of whether any of the foregoing actions shall be by means of amendment to the Charter or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (ii) issue further shares of Series C, (iii) prior to the earlier of stockholder approval of the Conversion Proposal or the six-month anniversary of the Closing, consummate either: (A) any Fundamental Transaction (as in the Certificate of Designation) or (B) any stock sale to, or any merger, consolidation or other business combination with or into, another entity in which our stockholders immediately before such transaction do not hold at least a majority of the capital stock immediately after such transaction, or (iv) enter into any agreement with respect to any of the foregoing.

The Series C does not have a preference upon any liquidation, dissolution or winding-up of Traws Pharma. Following stockholder approval of the Conversion Proposal, each share of Series C automatically converted into 10,000 shares of Common Stock, subject to certain limitations, including that a holder of Series C was prohibited from converting shares of Series C into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than 19.9% of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion (the “Beneficial Ownership Limitation”). The Series C is redeemable for cash at the option of the holder thereof at any time following the date that is nine months after the initial issuance of the Series C or following any failure to deliver shares of Common Stock in accordance with the terms of the Series C, at a price per share equal to the then-current fair value of the Series C on an as-converted basis, as described in the Certificate of Designation.

Certificate of Amendment

On April 2, 2024, the Company changed its name to Traws Pharma, Inc. pursuant to a certificate of amendment to the Charter filed with the Secretary of State of the State of Delaware (the “Name Change”). Pursuant to the Delaware General Corporation Law, a stockholder vote was not necessary to effectuate the Name Change and it does not affect the rights of the Company’s stockholders. In addition, effective at the open of market trading on April 3, 2024, our Common Stock ceased trading under the ticker symbol “ONTX” and began trading on the Nasdaq Stock Market under the ticker symbol “TRAW”.

Transaction Costs

In connection with the planned Merger, the Company incurred transaction costs of approximately $8.7 million during the nine months ended September 30, 2024. The transaction costs were included in the consideration paid to acquire Trawsfynydd and immediately expensed as a component of in-process research and development expense in the statement of operations for the nine months ended September 30, 2024.

Tungsten Partners LLC (“Tungsten”) acted as financial advisor to the Company in connection with the Merger. As compensation for services rendered by Tungsten, the Company issued to Tungsten and its affiliates and designees an aggregate of 6,747 shares of Common Stock and 535 shares of Series C with an aggregated estimated fair value of $5.0 million and paid approximately $1.0 million in cash in April 2024. The 535 shares of Series C was subsequently converted into 220,932 shares of Common Stock in connection with the Board’s approval of the Series C conversion. All of the compensation to Tungsten was contingent on the closing of the Merger and therefore was expensed in the second quarter of 2024.

Additional costs will continue to be incurred as the Company seeks to satisfy the obligations under the Merger Agreement, Stock Purchase Agreement and related agreements.

Employment and Severance Agreements

In accordance with the Merger Agreement, three directors were appointed to the Board of the Company and there were several changes to management, each effective as of the Closing.

On April 8, 2024, the Company terminated 11 of its 17 employees, some of whom have been retained as consultants. Severance costs of $0.9 million were expensed in the second quarter of 2024 and paid according to the Company’s regular payroll schedule. As of September 30, 2024, $0.1 million in severance costs remains and will be paid through the end of 2024.

The foregoing summaries of the Merger Agreement, Company Stockholder Support Agreements, Trawsfynydd Stockholder Support Agreements, Lock-Up Agreements, CVR Agreement, Certificate of Designation, Certificate of Amendment, Securities Purchase Agreement, Registration Rights Agreement, Employment Agreement of Werner Cautreels and Form of Offer Letter are not complete and are qualified in their entirety by reference to the full texts of each, copies of which are incorporated by reference as Exhibits 2.1 (including the exhibits thereto), 3.1, 3.2, 10.1, 10.2, 10.3 and 10.4 to our Quarterly Report on Form 10-Q for the period ending March 31, 2024, filed with the SEC on May 15, 2024.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our interim unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue, stock-based compensation, acquired in-process research and development and the contingent value rights. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of September 30, 2024, there have been no significant changes in the Company’s critical accounting policies and estimates as discussed in the Company’s Annual Report. Accounting policies and estimates related to the merger are discussed in this report.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,
	2024	2023	Change
Revenue	$57,000	$57,000	$—
Operating expenses:
In-process research and development	—	—	—
Research and development	5,113,000	2,460,000	(2,653,000)
General and administrative	3,480,000	2,686,000	(794,000)
Total operating expenses	8,593,000	5,146,000	(3,447,000)
Loss from operations	(8,536,000)	(5,089,000)	(3,447,000)
Other income, net	61,000	350,000	(289,000)
Net loss	$(8,475,000)	$(4,739,000)	$(3,736,000)

Revenues

Revenues for the three months ended September 30, 2024 were consistent with the three months ended September 30, 2023, and were due to the recognition of deferred revenue from our collaboration with SymBio.

Research and development expenses

Research and development expenses increased by $2.7 million, or 108%, to $5.1 million for the three months ended September 30, 2024 from $2.5 million for the three months ended September 30, 2023. This increase was primarily attributable to the initiation and completion of our Phase 1 study for TRX100 in Australia, partially offset by the reductions in research and development costs attributable to the Australian tax incentive receivable.

General and administrative expenses

General and administrative expenses increased $0.8 million, or 30%, to $3.5 million for the three months ended September 30, 2024 from $2.7 million for the three months ended September 30, 2023. This increase was primarily attributable to a $1.2 million increase in professional and consulting fees associated with seeking strategic alternatives for our investors. This increase was offset by a $0.7 million decrease in public company costs.

Other income, net

Other income, net, was income of $0.1 million for the three months ended September 30, 2024 compared to $0.4 million for the three months ended September 30, 2023.  The change was caused by lower interest income in the 2024 period due to lower cash balances.

Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023	Change
Revenue	$170,000	$170,000	$—
Operating expenses:
In-process research and development	117,464,000	—	(117,464,000)
Research and development	10,989,000	8,996,000	(1,993,000)
General and administrative	8,813,000	7,010,000	(1,803,000)
Total operating expenses	137,266,000	16,006,000	(121,260,000)
Loss from operations	(137,096,000)	(15,836,000)	(121,260,000)
Other income, net	495,000	1,072,000	(577,000)
Net loss	$(136,601,000)	$(14,764,000)	$(121,837,000)

Revenues

Revenues for the nine months ended September 30, 2024 were consistent with the nine months ended September 30, 2023, and were due to the recognition of deferred revenue from our collaboration with SymBio.

Acquired in-process research and development

In connection with the acquisition of Trawsfynydd, we recognized a non-cash in-process research and development expense of $117.5 million related to the acquired virology programs that had no alternative future use at the time of acquisition which requires immediate expense recognition.

Research and development expenses

Research and development expenses increased by $2.0 million, or 22%, to $11.0 million for the nine months ended September 30, 2024 from $9.0 million for the nine months ended September 30, 2023. This increase was primarily related to a $4.4 million increase in consulting fees associated with our acquired virology programs and a $1 million increase in personnel related expenses attributable the restructuring activities. In connection with the acquisition of Trawsfynydd we initiated and completed our Phase 1 study for TRX100 in Australia. These increases were offset by a $2.0 million decrease in manufacturing and a $1.0 million decrease in preclinical and clinical costs.

General and administrative expenses

General and administrative expenses increased $1.8 million, or 26%, to $8.8 million for the nine months ended September 30, 2024 from $7.0 million for the nine months ended September 30, 2023. This increase was attributable to a $2.3 million increase in additional consulting fees in connection with seeking strategic alternatives for our investors and increases in personnel related expenses attributable to our restructuring activities in April 2024. These increases were offset by lower public company costs and insurance costs.

Other income, net

Other income, net, was income of $0.5 million for the nine months ended September 30, 2024 compared to $1.1 million for the nine months ended September 30, 2023. The change was caused by lower interest income in the 2024 period due to lower cash balances.

Liquidity and Capital Resources

Since inception, the Company has incurred net losses and experienced negative cash flows from our operations. The Company incurred net losses of $136.6 million for the nine months ended September 30, 2024 of which $117.5 million was attributable to non-cash expense recognition associated with the acquired in-process research and development from Trawsfynydd in April 2024. The Company’s operating activities used $25.8 million and $13.5 million of net cash during the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, the Company had an accumulated deficit of $619.2 million, working capital of $0.6 million, and cash and cash equivalents of $5.4 million. On April 1, 2024, in connection with the Merger described above, the Company entered into the Securities Purchase Agreement and raised gross proceeds of $14 million. Based on current projections, and including the proceeds received in the private placement, we do not have sufficient cash and cash equivalents as of the date of this report to support our operations for at least the 12 months following the date that these financial statements are issued. Accordingly, substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, we may have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us.

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

In addition, our future capital requirements will depend on many factors, including, without limitation, our ability to maintain compliance with the Nasdaq continued listing requirements. On August 23, 2024, the Company was notified by the Staff that the Company is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq The Company attended a hearing before the Nasdaq Hearings Panel (the “Nasdaq Panel”) on November 14, 2024 to present its plan to regain compliance with the minimum stockholders’ equity requirement. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our Common Stock could be delisted, which could affect our Common Stock's market price and liquidity and reduce our ability to raise capital.

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

Cash Flows

The following table summarizes the Company’s cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(25,752,000)	$(13,502,000)
Investing activities	(3,648,000)	(14,000)
Financing activities	13,999,000	—
Effect of foreign currency translation	(10,000)	3,000
Net decrease in cash and cash equivalents	$(15,411,000)	$(13,513,000)

Operating Activities

Net cash used in operating activities was $25.8 million for the nine months ended September 30, 2024 and consisted primarily of a net loss of $136.6 million and a $7.7 million change in operating assets and liabilities. Significant changes in operating assets and liabilities included a net decrease in accounts payable and accrued expenses of $5.8 million due to timing of invoices and payments to our vendors. These operating uses of cash were offset by $118.5 million in non-cash charges primarily attributable to the immediate expensing of in-process research and development acquired in connection with the acquisition of Trawsfynydd of $117.5 million and $1.1 million related to stock-based compensation expense.

Net cash used in operating activities was $13.5 million for the nine months ended September 30, 2023 and consisted primarily of a net loss of $14.8 million, including $1.0 million of non-cash stock-based compensation expense and depreciation expense. Changes in operating assets and liabilities resulted in a net increase in cash of $0.3 million. Significant changes in operating assets and liabilities included an increase in accounts payable of $2.3 million and a decrease in accrued liabilities of $0.7 million due to timing of invoices and payments to our vendors, an increase in prepaid expenses and other current assets of $1.2 million, and a decrease in deferred revenue of $0.2 million due to recognition of the unamortized portion of the upfront payment under our collaboration agreement with SymBio.

Investing Activities

Net cashed used in investing activities was $3.6 million for the nine months ended September 30, 2024 and primarily related to the transaction costs paid in cash of $3.6 million in connection with the acquisition of Trawsfynydd. Investing activities during the nine months ended September 30, 2023 were immaterial.

Financing Activities

Net cashed provided by financing activities was $14.0 million for the nine months ended September 30, 2024 and attributable to the net proceeds received from the private placement of our Common Stock. There were no financing activities during the nine months ended September 30, 2023.

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2024 to be higher than 2023 due to the advancement of our clinical trials for narazaciclib and our new clinical-stage anti-viral compounds acquired in the Merger, as well as the significant transaction-related costs and acquired liabilities associated with the Merger.  We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that, currently, our non-cancelable obligations under these agreements are not material. We believe that our cash and cash equivalents will be sufficient to fund our ongoing trials and operations into the first quarter of 2025; therefore, based on current projections, we do not have sufficient cash and cash equivalents to support our operations for at least the 12 months following the date that these financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern through the one-year period after the date that the financial statements are issued.

We are exploring various sources of funding for continued development of our product candidates, as well as our ongoing operations. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant non-disclosure agreement preparation and commercialization expenses. We do not currently have an organization for the sales, marketing, and distribution of pharmaceutical products. We may rely on licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories. If we choose to build a commercial infrastructure to support marketing in the United States for any of our product candidates that achieve regulatory approval, such commercial infrastructure could be expected to include a targeted oncology sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to having any certainty about marketing approval. Furthermore, we have and expect to continue to incur additional costs associated with operating as a public company and to satisfy the obligations under the Merger Agreement, Stock Purchase Agreement and related agreements.

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

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have expressed substantial doubt about our ability to continue as a going concern

As described in our liquidity footnote to our interim unaudited financial statements and elsewhere in this Form 10-Q, we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at September 30, 2024 of $619.2 million and $5.4 million of cash that will last into the first quarter of fiscal 2025. We do not have sufficient cash and cash equivalents as of the date of this Form 10-Q to support our operations past the first quarter of fiscal 2025. These matters raise substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued.

Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The future success of the Company is dependent upon our ability to obtain additional funding. There can be no assurance, however, that we will be successful in obtaining such funding in sufficient amounts, on terms acceptable to us, or at all. The failure to obtain sufficient capital on acceptable terms when needed would have a material adverse effect on our business, results of operations, and financial condition. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

Risk Related to Our Business and Industry

The oncology and virology product candidates under development by Traws Pharma will be subject to the same risks with respect to the Company’s business and industry, dependence on third parties, product development, regulatory compliance, and, if approved, product commercialization as those described in the Annual Report.

As a result of the combination of Onconova Therapeutics and Trawsfynydd Therapeutics, the newly formed Traws Pharma has a diversified product pipeline consisting of both virology and oncology development programs.  Specifically, we are developing TRX01 (ratutrelvir) for COVID19, TRX100 (tivoxavir marboxil) for seasonal or pandemic influence, Narazaciclib for solid tumors, Narazaciclib combined with Letrozole for second/third line low grade endometrioid endometrial cancer, and Rigosertib for epidermolysis bullosa-associated squamous cell carcinoma.  These product candidates and our activities associated with them will be subject to the same risks as those that were previously described in the Onconova Therapeutics 10-K.  It is also possible that some of these risks may be greater with respect to the virology products based on FDA’s prior experience with products intended for influenza and COVID19.  Notably, in recent years FDA has published guidance on the development of products for both influenza and COVID19 treatment.

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

Stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger, including the issuance of our Common Stock upon conversion of all outstanding shares of Series C to be issued in the Merger and Financing.

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

We are required to meet certain qualitative and financial tests to maintain the listing of our securities on the Nasdaq Capital Market (Nasdaq). On September 25, 2023, we received a letter from Nasdaq indicating that we failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on Nasdaq maintain a minimum closing bid price of at least $1.00 per share. As of October 29, 2024, we regained compliance with the Nasdaq continued listing requirements related to minimum bid price.

On August 23, 2024, the Company was notified by the Staff that the Company is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq The Company attended a hearing before the Nasdaq Hearings Panel (the “Nasdaq Panel”) on November 14, 2024 to present its plan to regain compliance with the minimum stockholders’ equity requirement.

There can be no assurance that we will continue to be in compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

If we are unable to maintain compliance with the continued listing requirements of Nasdaq, our Common Stock could be delisted, making it more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our securities could suffer a material decline. Delisting could also impair our ability to raise capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number		Description
3.1

Certificate of Designation of Series C Non-Voting Convertible Preferred Stock of Onconova Therapeutics, Inc., dated April 1, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2024).

3.2		Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 25, 2013).
3.3

Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended, dated September 16, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 17, 2024).

3.4

Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended, dated September 16, 2024 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 17, 2024).

3.5

Amended and Restated Bylaws of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.2 to the Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 11, 2013).

3.6

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

Dated: November 14, 2024

/s/ WERNER CAUTREELS, PH.D.
Werner Cautreels, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2024

/s/ MARK GUERIN
Mark Guerin
Chief Financial Officer
(Principal Financial Officer)