Form 10-K
period 2024-12-31
Traws Pharma, Inc.
filed 2025-03-31
CIK 1130598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)
⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $9.6 million, based on the last reported sale price of the registrant’s common stock on the Nasdaq Capital Market.

There were 5,073,790 shares of Common Stock outstanding as of March 26, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2025 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this annual report on Form 10-K are incorporated by reference into Part III of this annual report on Form 10-K.

TRAWS PHARMA, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K (“Annual Report”) includes forward-looking statements. We may, in some cases, use terms such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, the implementation of our business model and strategic plans for our business, our ongoing and planned preclinical development and clinical trials, our interactions with the U.S. Food and Drug Administration (“FDA”) and similar foreign authorities, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, protection of our intellectual property portfolio, the degree of clinical utility of our products, particularly in specific patient populations, our ability to develop commercial and manufacturing functions, expectations regarding clinical trial data, our results of operations, cash needs, financial condition, liquidity, prospects, growth and strategies, the industry in which we operate and the trends that may affect the industry or us.

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

You should also read carefully the factors described in the “Risk Factors” section of this Annual Report and elsewhere to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Annual Report and you should not place undue reliance on any forward-looking statements. These factors include, without limitations, the risks related to:

●	our need for additional financing for our future clinical trials and other operations, our ability to obtain sufficient funds on acceptable terms when needed, and our plans and future needs to scale back operations if adequate financing is not obtained;
●	our ability to continue as a going concern;
●	unexpected expenses and/or problems that may arise in the continuing process of integrating the business of Trawsfynydd, which may result in us not operating as effectively and efficiently as expected;
●	our ability to achieve the expected benefits or opportunities, and related timing thereof, with respect to the Merger (as defined below) or to monetize any of our legacy assets;
●	any future payouts under the contingent value right (“CVR”) issued to our holders of record as of the close of business on April 15, 2024;
●	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
●	the success and timing of our preclinical studies and clinical trials, including without limitation site initiation and patient enrollment, and regulatory approval of protocols for future clinical trials;
●	our ability to enter into, maintain and perform collaboration agreements with other biotechnology or pharmaceutical companies, for funding and commercialization of our clinical drug product candidates or preclinical compounds, and our ability to achieve certain milestones under those agreements;

●	the difficulties in obtaining and maintaining regulatory approval of our product candidates, and the labeling under any approval we may obtain;
●	our plans and ability to develop, manufacture and commercialize our product candidates;
●	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments in the United States and foreign countries;
●	the rate and degree of market acceptance of any of our product candidates;
●	obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;
●	the successful development of our commercialization capabilities, including sales and marketing capabilities;
●	recently implemented, and the potential for additional, cuts in federal funding and related budget cuts;
●	recently enacted and future legislation and regulation regarding the healthcare system;
●	the success of competing therapies and products that are or may become available;
●	our ability to maintain the listing of our securities on a national securities exchange;
●	the potential for third party disputes and litigation;
●	the performance of third parties, including contract research organizations (CROs) and third-party manufacturers; and
●	the effects of a market volatility and macroeconomic factors on our business, our partners and our suppliers.

Any forward-looking statements that we make in this Annual Report speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.   BUSINESS

Overview

Traws Pharma, Inc. (“Traws,” “we,” or the “Company”) is a clinical stage biopharmaceutical company dedicated to developing novel therapies to target critical threats to human health in respiratory viral diseases. We are advancing novel investigational antiviral agents that have potent activity against difficult to treat or resistant virus strains that threaten human health. Our product candidates are intended to be safe, with simple dosing regimens. We strive to utilize accelerated clinical trial strategies with a commitment to patients who are especially vulnerable.

On April 1, 2024, the Company (then known as Onconova Therapeutics, Inc.) consummated a merger (the “Merger”) with Trawsfynydd Therapeutics, Inc. (“Trawsfynydd”), a privately-held biotechnology company developing next-generation, best-in-class antivirals for influenza, COVID and other infectious diseases. Prior to the Merger, the focus of our business was the discovery and development of novel products for patients with cancer. After completion of the Merger, the focus of our business expanded to include the development of novel therapies to target critical threats to human health in respiratory viral diseases. Following the Merger, we have four clinical programs: (i) tivoxavir marboxil, an investigational oral, small molecule CAP-dependent endonuclease inhibitor designed to be administered as a single-dose for the treatment of bird flu and seasonal influenza; (ii) ratutrelvir, an inhibitor of the main protease (also known as 3CL protease) of the SAR-CoV-2 virus, the causative agent in COVID19; (iii) narazaciclib (ON 123300), a multi-targeted kinase inhibitor in solid tumors and hematological malignancies as a single agent or in combination with other anti-cancer therapies; and (iv) rigosertib, administered alone or in combination for investigation in various cancers. Each of these programs is discussed in additional detail, below.

Product Candidates / Compounds

Tivoxavir marboxil — Small Molecule Cap- Dependent Endonuclease Inhibitor

Tivoxavir marboxil, is a small molecule cap-dependent endonuclease inhibitor. Cap-dependent endonuclease (“CEN”) is an enzyme that is important for influenza virus replication. Tivoxavir marboxil is intended to inhibit CEN and, thus, is intended to impede influenza virus replication including, the influenza A or B viral strains and bird flu viral strains. It is our intention to develop tivoxavir marboxil as an oral dose given only once for potential treatment and prophylaxis of bird flu and seasonal influenza.

The first-in-man clinical study of tivoxavir marboxil (designated AV5124 in a previous study) was performed from May to September of 2023 in Russia. The study sponsor was Pharmasyntez, JSC. We have the right to use the data resulting from the study outside of Russia and the Eurasian Economic Community countries. The trial was a single ascending dose study, and, as such, each study participant only received one dose of tivoxavir marboxil. The study consisted of four dose cohorts that received 20, 40, 80 or 120 mg tivoxavir marboxil delivered as 20 mg strength tablets, or placebo. The study enrolled 28 healthy males ages 18-45 years who received either the study drug or placebo. The primary study endpoint was measurement of the safety and tolerability of single drug doses in healthy volunteers. The secondary endpoint was the measurement of pharmacokinetic parameters of single drug doses in healthy volunteers on an empty stomach or after a meal. In the study, one subject who received a single 40 mg dose of the study drug, experienced two adverse events (“AEs”). This subject experienced hyperglycemia, which was deemed to be mild and believed probably related to tivoxavir marboxil, and erosive gastritis with complications in the form of severe iron deficiency anemia, which was considered to be a serious adverse event (“SAE”) believed unlikely to be related (doubtful per the protocol) to the study drug. There were no other AEs in the trial, including at higher doses. The pharmacokinetic measurements indicated a small food effect for tivoxavir marboxil, with increased exposure when drug was taken after a meal but otherwise showed increasing exposure with increasing dose.

We further advanced the development of tivoxavir marboxil with a Traws Pharma sponsored Phase 1 randomized, blinded, and placebo-controlled study in Australia that was approved by the Human Research Ethics Committee. The study enrolled four cohorts of 8 participants, with 6 participants randomized to receive study drug and 2 participants assigned to receive placebo in each cohort. Participants were required to be healthy males or females ages 18-64 years. Participants took either one dose of the study drug or one dose of placebo, depending on the assigned group. The dose levels that were evaluated included 80, 120, 240, and 480 mg, taken once via oral capsules. The primary endpoint of the study was the measurement of safety and tolerability, and the secondary and other endpoints included the determination of the drug pharmacokinetic profile. Topline data showed good overall tolerability and a pharmacokinetic profile that appears to support the potential use of tivoxavir marboxil as a one-time treatment for influenza. Sixteen AEs were recorded, of which three were reported as possibly related to study drug during the study; all were mild headaches. Topline data from this study showed that a single dose of tivoxavir marboxil maintained plasma drug levels consistently above the EC90 and within the predicted therapeutic window for more than 23 days.

We plan to meet with the FDA in the first half of 2025 to align on a path forward, including to seek guidance regarding the potential for accelerated approval utilizing the “Animal Rule” for further development of tivoxavir marboxil in the treatment of H5N1 bird flu. The FDA “Animal Rule” allows approval of therapeutic interventions in cases where there is a risk of severe disease and a controlled human trial would be unethical or infeasible.

To date, extensive preliminary data has been obtained through pre-clinical studies regarding the impact of tivoxavir marboxil on bird flu. Three animal models of influenza were employed: mice, ferrets and nonhuman primates. The virus used to challenge these animals was A/Texas/37/2024 H5N1, a virus isolated from a Texas dairy worker who was infected after direct contact with virus-positive cattle. The A/Texas/37/2024 virus demonstrated extreme virulence in several animal species and is considered a stringent challenge for evaluating antiviral drug effects. The tivoxavir marboxil was delivered by oral route in all studies, to maintain comparability to human disease as much as possible.

In mice infected with A/Texas/37/2024 via intranasal inoculation (15 animals per group), a single 50 mg/kg oral dose of tivoxavir marboxil, given 8 hours after the virus, was sufficient to protect 100% of mice from virus lethality (study interval was 10 days). Untreated mice showed substantial body weight loss starting 2 days after virus inoculation and all were deceased by 6 days after infection. Measurements of virus levels in lungs, from mice sacrificed 3 days after infection (5 per group), showed high levels of approximately 108 to 109 infectious virus per gram of lung tissue in untreated animals, while all treated animals had virus below the lower limit of quantitation. Importantly, the 50 mg/kg murine dose is directly comparable, by allometric scaling, to a human dose of 240 mg, which was evaluated and seen to be safe in our Australian Phase I clinical trial.

The A/Texas/37 2024 virus was also highly lethal in ferrets after intranasal inoculation (10 animals per group). Among untreated animals, rapid body weight loss was seen as early as 2 days after virus infection, and all control animals were deceased by day 4 of the study. Treated animals received doses of tivoxavir marboxil equivalent to 240 mg/kg (high dose), or the equivalent of 120 mg human dose (low dose).

Animals treated with the higher dose were 100% surviving until day 8 and overall survival of that group was 50% at the end of study (14 days). The group receiving a lower dose of tivoxavir marboxil demonstrated 100% survival until day 7 and an overall survival rate of 30% by the end of study. Body weight losses were delayed by treatment and also showed a dose dependent pattern of response to treatment.

Evaluations of lung virus burden in animals sacrificed 3 days after infection (4 per group) showed highly significant decreases among treated animals compared to the untreated control group; the high and low dose groups showed similar patterns of reduced lung virus burden compared to untreated animals.

A third study was initiated in nonhuman primates (Rhesus macaques). The study utilized adult, female macaques (5 per group), and treatment was an oral dose of tivoxavir marboxil, equivalent to 480 mg dose in a human, delivered 8 hours after virus inoculation. The viral inoculum (1x106 tissue culture infection doses per animal, intranasal) resulted in a non-lethal infection. Treatment had a significant effect on body weight loss, which was prevented in the treatment group. Bronchoalveolar lavage sampling of the lungs demonstrated significant difference in lung virus burden with 5 of 5 untreated animals having infectious virus levels between 5.6 and 3.7 log10 infectious doses per mL, while 5 of 5 treated animals had infectious virus levels below the lower limit of quantitation on study day 3. Despite not observing deaths among the untreated group, these data demonstrate a potent impact of tivoxavir marboxil on disease in the Rhesus macaque model of bird flu.

Overall, data obtained from the three animal models of bird flu showed that the virus isolated from a dairy worker is highly lethal in mice and ferrets, and that drug levels required for effective treatment may be concomitantly higher than drug levels required to combat seasonal influenza. The drug dose used in Rhesus macaques was sufficient to mitigate the symptoms of weight loss and lung viremia that are known to be associated with severity of influenza virus infections. The infectious dose used and routed for delivery, may have reduced the disease severity and allowed all animals, including those in the untreated group, to survive for the 10-day duration of this study. A higher virus dose, different route for virus delivery, a longer observation period, or the use of younger animals may have resulted in deaths among the untreated group, although this does not diminish the value of data obtained regarding tivoxavir marboxil impacts on body weight loss and lung virus burden. Oral tivoxavir marboxil treatment subsequent to virus infection in three animal species, demonstrated consistent impacts on markers of disease progression.

Ratutrelvir —  Small Molecule - 3CL Protease Inhibitor

Ratutrelvir (TRX01) is an inhibitor of the main protease (also known as 3CL protease) of the SAR-CoV-2 virus, the causative agent in COVID19. The main protease is an essential component in the mechanism for SARS-CoV-2 replication. Ratutrelvir is intended to inhibit this protease and reduce SARS-CoV-2 virus replication. In vitro laboratory tests that measured the impact of ratutrelvir on SARS-CoV-2 replication, demonstrated that ratutrelvir inhibited the replication of viral isolates of the original SARS-CoV-2 isolates, and viral variants in the delta and omicron types. An animal study using the widely adopted K18 transgenic mouse model, demonstrated non-inferiority between ratutrelvir and the combination of nirmatrelvir + ritonavir, in terms of time to death and lung virus burden in this highly lethal model with neurological manifestations. Based on preclinical pharmacokinetic studies in multiple animal species, we intend to develop ratutrelvir for use without co-administration of a human cytochrome P450 (“CYP”) inhibitor such as ritonavir.

Ratutrelvir was studied in a Phase 1 clinical trial that included single and multiple ascending dose phases. Participants were required to be healthy males or females ages 18-64 years. The primary endpoint of the study was the measurement of safety and tolerability, and the secondary endpoint included the determination of the drug pharmacokinetic and pharmacodynamic profiles. The Phase 1 trial was conducted in Australia. It was sponsored by the Company and was approved by the Human Research Ethics Committee. The trial administered either the study drug or placebo to 40 participants in the single ascending dose phase, which included 5 cohorts with 8 participants in each cohort (6 received study drug and two received placebo). Subjects in the single ascending dose phase received one oral dose of the study drug or placebo, depending on their assigned group. The single ascending dose portion of the study assessed oral ratutrelvir at 15, 50, 150, 300 and 600 mg doses. Subjects in the multiple ascending dose phase received a daily single oral dose of 150 mg or 600 mg (6 active and 2 placebo) for 10 consecutive days. The study was completed in September 2024. There were few recorded adverse events reported up to the highest dose, and none were determined to be related to study drug.

Topline data also showed that once-daily administration of ratutrelvir for 10 consecutive days, maintained plasma drug levels within the predicted therapeutic window for 12 days. In the cohort receiving a single, daily oral dose of 600 mg, the maximum drug levels were approximately 20 times below the exposure limits established during GLP toxicology studies in rats and Beagle dogs. The toxicology studies did not reach the no adverse event limit (NOAEL) after treating animals with up to 1,000 mg/kg. The 24-hour Ctrough levels were constant for 10 days, at roughly 110 nM total blood drug concentration, which is 13 times the EC50 measured in vitro for a collection of omicron strains of SARS-CoV-2. Pharmacodynamic studies confirmed a direct correlation between drug levels in blood and inhibition of the main protease enzyme in vitro.

Narazaciclib (ON 123300) — Differentiated Multi-Kinase Inhibitor Targeting CDK4/6

Pursuant to a license agreement with Temple University, dated January 1, 1999, as amended March 21, 2013 (the “Temple Licensing Agreement”), we licensed compounds from Temple University, including our product candidate narazaciclib. Narazaciclib is a multi-targeted kinase inhibitor targeting multiple cyclin-dependent kinases (“CDK's”), AMP-activated protein kinase (“AMPK”) related protein kinase 5 (“ARK5”), and colony-stimulating factor 1 receptor (“CSF1R”) at low nM concentrations as well as other tyrosine kinases believed to drive tumor cell proliferation, survival and metastasis. As an apoptotic and antiproliferative agent, narazaciclib modulates the levels and activities of regulatory proteins of the cell cycle, including cyclin D1 and inhibits retinoblastoma (“Rb”) protein binding. Narazaciclib is believed to inhibit cancer cell growth and suppresses deoxyribonucleic acid (“DNA”) synthesis by preventing CDK-mediated G1-S phase transition, followed by tumor cell death by induction of mitochondria-mediated apoptosis. We believe, based on data from preclinical studies, that narazaciclib has the potential to overcome the limitations of the current generation of approved cyclin dependent kinase (CDK) 4/6 inhibitors. The table below depicts the half-maximal in vitro inhibitory concentration (IC50) of narazaciclib palbociclib, ribociclib and abemaciclib. IC50 is a quantitative measure indicating the concentration of each drug needed to inhibit, in vitro, these listed kinases by 50%. We believe our CDK inhibitor is differentiated from other agents in the market or in development due to its multi-targeted kinase inhibition profile.

	Narazaciclib	Palbociclib	Ribociclib	Abemaciclib
Sponsor	Traws	Pfizer	Novartis	Lilly
		CDK Family
CDK4/cyclin D1	2	2	3	0.8
CDK6/cyclin D1	0.6	0.8	6.0	0.6
CDK1/cyclin A	2190	>10,000	>10,000	270
CDK2/cyclin E	69	2300	>10,000	130
CDK9/T1	48	630	390	7
		Other Kinases
CSF1R	0.7	>10,000	>10,000	>10,000
ARK 5/NUAK 1	5	1,400	1,540	773
FLT3	6.0	496	753	72

Source: Reaction Biology 2021

Narazaciclib also inhibits ARK5 (“NUAK1”) with a 50% inhibitory concentration (IC50) of 4.95 nM (Report EPR-123300-001 and Reddy 2014) while palbociclib, ribociclib, and abemaciclib do not. ARK5 has been shown to be important in a number of cancer cell regulated survival pathways such as regulating AKT dependent cell survival, cell metabolism through c-MYC activity, tumor cell survival under oxidative stress and tumor cell migration (Faisal, 2020, Lui, 2012, Port, 2018). The combination of CDK and ARK5 inhibitors in the same molecular entity is proposed to have a differentiated effect on cancer cells by simultaneously inhibiting both cell cycle (cytostatic) and cellular metabolism (cytotoxic) pathways through CDK and ARK5, respectively.

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

Cancer cells can also lose Rb function through mutation and become resistant or insensitive to palbociclib. Generally, second generation CDK 4/6 inhibitors agents have not been shown to be suitable for single agent therapy and must typically be used in combination with hormonal therapy in the treatment of HR+/HER2- mBC. In addition, the rate of disease progression that occurs, especially in patients with visceral disease (Hortobagyi 2018), may benefit from the novel inhibitory effects of narazaciclib. This hypothesis needs to be proven in a clinical trial.

We believe narazaciclib has a favorable kinase inhibitory profile in comparison to the approved CDK4/6 inhibitors (palbociclib, ribociclib, and abemaciclib) and may result in both tumorigenic and safety benefits (Perumal, 2016, Divakar, 2016). In addition, the added inhibitory effects of narazaciclib on CSF-1R, and ARK5 is expected to increase the potential of narazaciclib to treat a broader array of cancers such as triple negative breast cancer in combination with chemotherapy and immunotherapy, mantle cell lymphoma in combination with Bruton Tyrosine Kinase (“BTK”) inhibitors, relapsed refractory multiple myeloma, and colorectal cancer among others.

In December 2017, we entered into a license and collaboration agreement with HanX Biopharmaceuticals, Inc. (“HanX”), a company focused on development of novel oncology products, for the manufacturing, clinical development, registration and commercialization in China of narazaciclib (the “HanX License Agreement”). Under the terms of the HanX License Agreement, we received an upfront payment, and will receive regulatory and commercial milestone payments, as well as royalties on any future Chinese sales if the drug is approved. The key feature of the 2017 collaboration was that HanX provided all funding required for the Chinese Investigational New Drug Application (“IND”), thereby enabling the studies necessary in order to seek IND approval by the National Medical Products Administration (the “NMPA”), the Chinese equivalent of the FDA. In the fourth quarter of 2019, HanX filed an IND with the NMPA, which was approved on January 6, 2020. We and HanX also intended for these studies underlying the Chinese IND approval, to meet the FDA standards for IND approval. Accordingly, such studies were used by us for an IND filing with the US FDA. In September 2020, a Phase 1 Study with narazaciclib in cancer patients was initiated in China. We maintain global rights to the manufacturing, clinical development, and commercialization of narazaciclib outside of China.

In partnership with HanX, a Phase 1 dose escalation study (Study HX301-I-01) for patients with advanced relapsed/refractory cancer has been initiated in China at three sites and the first patient was enrolled on September 15, 2020. In this study HX301 (narazaciclib) was dosed daily for 21 days followed by 7 days off therapy in each 28-day cycle. This monotherapy study, which is now complete, enrolled a total of 20 patients with solid tumors at doses starting at 40mg daily for 21 of 28 days, which were escalated from 40mg in increments of 40mg up to 200mg. The study is now complete, and the results were presented in abstract form as ASCO in 2024. According to the report, the median age of the patients was 55 years, ranging from 30 to 71. Notably, 15 patients (75%) had metastatic breast cancers. Dose-limiting toxicities (“DLTs”) were observed in 2 patients in the 200 mg group. These included a Grade 4 increase in alanine aminotransferase (“ALT”) and a Grade 3 decrease in platelet counts with associated epistaxis, both of which resolved after discontinuation of treatment. The most common treatment-related AEs observed were elevated aspartate aminotransferase (“AST”) (65.0%), decreased white blood cell count (50%), decreased neutrophil count (50%), elevated ALT (45%), elevated creatine kinase (45%), and elevated creatinine (35%). Additionally, 4 patients experienced Grade 3 or higher treatment-related AEs, including 1 patient in the 160 mg group with Grade 3 elevated γ-glutamyl transferase and alkaline phosphatase, and 3 patients in the 200 mg group with Grade 4 elevated ALT and Grade 3 elevated AST and Dyspepsia, Grade 3 decreased neutrophil and platelet counts, and Grade 3 hyperglycemia. Notably, no AEs led to death. Among the 20 patients evaluable for tumor assessment using RECIST 1.1 by investigators, 4 obtained stable disease, including 2 patients in the 200 mg group, 1 in the 120 mg group, and 1 in the 80 mg group. Furthermore, 1 patient with HR+ breast cancer in the 200 mg group received study drug for over a year (>400 days) and achieved prolonged stable disease for more than 12 months. Another breast cancer patient dosed at 200mg had stable disease lasting more than 6 months. In total, 2 of 3 patients treated with monotherapy at the 200mg dose had stable disease. These are noteworthy early clinical observations, considering that narazaciclib was being administered as a monotherapy in breast cancer patients when in clinical practice this would be combined with anti-estrogen therapy.

Our IND submission to the US FDA was submitted in November 2020 and the FDA Study May Proceed letter was issued in December 2020. Enrollment into the complementary US phase 1 study (Study 19-01) with narazaciclib commenced in May 2021. Study 19-01 was an exploratory Phase 1 clinical trial, conducted in the US, to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of narazaciclib administered orally as escalating daily doses in patients with advanced cancer relapsed or refractory to at least 1 prior line of therapy. In Study 19-01 in the US, narazaciclib was dosed on a continuous daily schedule in 28-day cycles. The study assessed the safety, tolerability, pharmacokinetics and pharmacodynamics of narazaciclib administered orally at increasing doses starting at 40 mg daily for consecutive 28-day cycles in patients with relapsed/refractory advanced cancer. Enrollment in the sixth dose cohort (240 mg orally each day) of the Phase 1 solid tumor study of narazaciclib was completed with one dose limiting toxicity (DLT) observed. The seventh dose cohort (280 mg daily) enrolled 3 patients. In this study, the highest dose tested was 280mg once daily given continuously. This study is now closed to accrual and data analysis is ongoing in preparation for database lock, data analysis and a clinical study report. Based on experience from study 19-01, there were no emergent safety concerns.

The Company initiated a multi-center Phase 1/2a trial evaluating its multi-kinase inhibitor, narazaciclib, in combination with letrozole for the treatment of recurrent metastatic endometrial cancer and other gynecologic malignancies (Study 19-02). Both narazaciclib and letrozole were administered orally in the Phase 1 dose escalation phase. The first patient in this trial was dosed in May 2023 and the initial cohort (160mg) was completed and no DLTs were observed. The 200mg cohort enrolled 6 evaluable subjects but two patients experienced dose limiting toxicities. As a result, the dose of narazaciclib of 160mg once daily in combination with letrozole 2.5mg QD was declared to be the maximum tolerated dose and the recommended Phase 2 dose for women with low grade endometrioid endometrial cancer. This study is now closed to accrual. The database has been locked, and a clinical study report is currently under review.

We believe that the emerging safety profile of narazaciclib is promising and is consistent with what is expected of CDK 4/6 inhibitors, except that the rates of severe neutropenia and diarrhea appear to be lower with narazaciclib in general.

Narazaciclib is also being studied in China by HanX in clinical trials of patients with High-Grade Glioma (Grade III and IV). Four patients have been enrolled to date.

Our strategic objective for narazaciclib is to carefully evaluate clinical trial results and potentially establish additional partnerships for further development of the compound.

Rigosertib as Monotherapy

Recessive dystrophic epidermolysis bullosa (“RDEB”) is an ultra-rare condition with high unmet medical need caused by a lack of type VII collagen protein expression. Type VII collagen protein is responsible for anchoring the skin’s inner layer to its outer layer, and its absence leads to extreme skin fragility and chronic wound formation in RDEB patients. Over time, many of these patients develop squamous cell carcinomas (SCCs) that typically arise in areas of chronic skin wounding and inflammation. Preclinical investigations demonstrated overexpression of polo like kinase 1 (“PLK1”) in RDEB-associated SCC tumor cells. These tumors show a highly aggressive, early metastasizing course, making them the primary cause of death for these patients, with a cumulative risk of death of 70% and 78.7% by age 45 and 55, respectively (Mellerio, 2016), (Fine, 2016). These neoplasms show limited response rates of mostly short duration to conventional chemo- and radiotherapy as well as targeted therapy with epidermal growth factor and tyrosine kinase inhibitors (Mellerio, 2016), (Stratigos, 2020).

Based on rigosertib’s activity as a potent PLK-1 pathway inhibitor (Atanasova, 2019), a Phase 2 open label investigator-initiated program was commenced in patients with advanced/metastatic squamous cell carcinoma associated with recessive dystrophic epidermolysis bullosa (“RDEB-SCC”). The current clinical experience in RDEB SCC is based on the two small phase II, open-label Investigator Sponsored Studies (“ISS”) evaluating the anti-tumor activity and safety of oral or IV rigosertib in RDEB patients diagnosed with locally advanced/metastatic SCCs that have failed prior standard of care. These studies were conducted at EB House, Salzburg, Austria (SALK) (EudraCT No.: 2016-003832-19; NCT03786237) and at Thomas Jefferson University, Philadelphia, USA (NCT04177498). Both studies included the use of either IV or oral rigosertib, depending on the clinical need of the patient. This is due to GI obstruction arising as a result of the presence of esophageal strictures complicating oral administration or extreme skin fragility complicating IV administration. It is, therefore, important in these patients that the investigator has both dosing options for the appropriate dosing of their patients. The data presented here are preliminary and may be subject to change.

A total of 5 patients with SCC in the setting of RDEB have been treated with rigosertib to date. These patients had multiple surgical sections and treatments with systemic therapies such as cemiplimab, pembrolizumab and cetuximab, which all failed. Following treatment with rigosertib, there have been 2 complete cutaneous responses in 4 evaluable patients out of the 5 total patients with SCC in the setting of RDEB that were treated with rigosertib. The responses in these patients were durable, lasting 15 months and 16 months, respectively. The third patient had significant tumor shrinkage of the primary lesion, facilitating a successful amputation. Patient four demonstrated some initial tumor shrinkage and stayed on treatment for 6 cycles before being withdrawn due to logistical complications prior to the next scheduled tumor assessment. One patient was not evaluable, and this patient initially completed 2 weeks of oral rigosertib therapy before stopping due to severe stool impaction, likely from opioid-induced constipation, and COVID infection. The patient finished cycle 1 three weeks later, but eventually withdrew during cycle 2 due to inability to take oral medications, abdominal pain from stool impaction, and unwillingness to take IV medication. Results showed that overall rigosertib had an acceptable safety profile.

Although the trial’s currently available safety and efficacy data are from only four patients, which may not be representative of a broader patient population, the investigators believe they represent encouraging findings. This is in the backdrop of a well of > 1300 patients who have been treated in other diseases settings to support safety of the product in rigosertib. In addition, the investigators, and we, believe the data generated in preclinical models that suggest rigosertib’s activity against PLK1 have now been preliminarily supported in the clinic and suggest that rigosertib may play a role in other more common cancers driven by PLK1.

As we disclosed in December 2021, early preliminary data from this study were presented at the Austrian Society of Dermatology and Venerology Annual Conference 2021, which took place from November 25–27, 2021, and at the World Congress on Rare Skin Diseases which took place in Paris, from June 7-9, 2022. More recently, data was presented at the International Society of Investigative Dermatology (“ISID”) International Epidermolysis Bullosa Symposium in Osaka, Japan on May 9, 2023, at the American Society of Clinical Oncology (“ASCO”) Annual Meeting in Chicago on June 3, 2023, and at the European Academy of Dermatology and Venereology (“EADV”) in Berlin, Germany on October 12, 2023, as well as the SID Society of Investigative Dermatology (“SID”) in Dallas, Texas in May 2024, where a poster was presented. There was also a poster presentation and a plenary presentation given by Professor Andrew South at the World Congress of Rare Skin Diseases (“WCRSD”) in Paris in June 2024.

Rare Disease Program in “RASopathies”

Preclinical studies with rigosertib are also being conducted in cardiomyopathies which are seen in children with RASopathies such as Noonan Syndrome. Rigosertib normalized and reversed RASopathy-associated hypertrophic cardiomyopathy (“HCM”) as well as other syndromic features in Raf1L613V/+ mice. A manuscript has been submitted for publication.

At this point, our objective for rigosertib is to establish additional partnerships for further development of the compound in RDEB SCC or other indications.

Research and Development

Since commencing operations, we have dedicated a significant portion of our resources to the development of our clinical-stage product candidates, particularly rigosertib, narazaciclib and, more recently, tivoxavir marboxil and ratutrelvir. We incurred research and development expenses of $12.8 million and $11.4 million during the years ended December 31, 2024 and 2023, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development.

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

SymBio Pharmaceuticals Limited

In July 2011, we entered into a license agreement (the “Symbio License Agreement”) with SymBio Pharmaceuticals Limited (“Symbio”), as subsequently amended, granting SymBio an exclusive, royalty-bearing license for the development and commercialization of rigosertib in Japan and Korea.

Under the terms of the SymBio License Agreement, we received an upfront payment of $7,500,000. In addition, we could receive regulatory, development and sales-based milestone payments, as well as royalty payments at percentage rates ranging from the mid-teens to 20% based on net sales of rigosertib by SymBio.

Pint International SA

In March 2018, we entered into a License, Development and Commercialization Agreement (the “Pint License Agreement”) with Pint International SA (which, together with its affiliate Pint Pharma GmbH, are collectively referred to as “Pint”). Under the terms of the Pint License Agreement, we granted Pint an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and commercialize any pharmaceutical product (the “Pint Licensed Product”) containing rigosertib in all uses of the Pint Licensed Product in humans in Latin American countries (including Argentina, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Cuba, Dominican Republic, Ecuador, El Salvador, French Guiana, British Guiana, Suriname, Guatemala, Haiti, Honduras, Mexico, Nicaragua, Panama, Paraguay, Peru, Uruguay and Venezuela).

Under the terms of the Securities Purchase Agreement (the “Pint SPA”) entered into by and between the Company and Pint in connection with the Pint License Agreement, Pint agreed to make an upfront equity investment in the Company at a specified premium to the Company’s share price. Pursuant to the Pint SPA, closing of the upfront equity investment occurred on April 4, 2018 and Pint purchased 2,179 shares of common stock for $1,250,000. The total amount of the premium was $319,000 and this amount was allocated to the license.

Pint may terminate the Pint License Agreement in whole (but not in part) at any time upon 45 days’ prior written notice. The Pint License Agreement also contains customary provisions for termination by either party in the event of breach of the Pint License Agreement by the other party, subject to a cure period, or bankruptcy of the other party.

Knight Therapeutics, Inc.

In November 2019, we entered into a Distribution, License and Supply Agreement (the “Knight License Agreement”) with Knight Therapeutics Inc. (“Knight”). Under the terms of the Knight License Agreement, we granted Knight (i) a non-exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and manufacture any product (the “Knight Licensed Product”) containing rigosertib for Canada (and Israel, should Knight exercise its option under the agreement) (the “Knight Territory”) and in human uses (the “Knight Licensed Field”), and (ii) an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to commercialize the Knight Licensed Product in the Knight Territory and in the Knight Licensed Field.

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

The License Agreement has a term of 15 years from the launch, on a country-by-country basis in the Knight Territory, and contains customary provisions for termination by either party in the event of breach of the Knight License Agreement by the other party (subject to a cure period), bankruptcy of the other party, or challenges to the patents by any sublicensee or assignee.

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

The STA License Agreement has a term of 15 years from the launch, on a country-by-country basis, in the STA Territory and contains customary provisions for termination by either party in the event of breach of the STA License Agreement by the other party (subject to a cure period), bankruptcy of the other party, or challenges to the patents by any sublicensee or assignee.

Intellectual Property

Patents and Proprietary Rights

Virology

License Agreement with Viriom, Inc. regarding Influenza Asset

In January 2023, Trawsfynydd entered into a License Agreement (the “Viriom License Agreement”) with Viriom, Inc. (“Viriom”), pursuant to which Trawsfynydd obtained an exclusive, royalty-free, sublicensable, world-wide license to certain Viriom patents, applications, and technical information (collectively, the “Viriom Licensed IP”) to make, have made, use, sell, offer for sale and import several classes of novel compounds related to the treatment and prevention of viral diseases, specifically for use of the Viriom Licensed IP in the development of treatment and methods to prevent viral disease in Canada, China, the European Union, Hong Kong, Japan, the United States and all areas covered by PCT applications for the Viriom Licensed IP. As consideration for the license, Trawsfynydd issued Viriom a SAFE for the purchase amount of approximately $13 million, which SAFE was converted into shares of Trawsfynydd stock prior to the Merger. No annual license fees, royalties, or milestone payments are required. Additionally, pursuant to the Viriom License Agreement, Trawsfynydd obtained the right to control prosecution, defense of infringement and enforcement. As a result of the Merger, the rights and obligations of Trawsfynydd under the Viriom License Agreement were transferred to the Company (through its subsidiaries).

Unless terminated earlier pursuant to the agreement, the Viriom License Agreement shall remain in force and effect for the life of the last-to-expire patent included in the Viriom Licensed IP or last-to-be abandoned patent application licensed under the agreement, whichever is later. The Viriom License Agreement can be terminated by either party due to the material breach of either party (subject to a cure period).

As of March 2025, pursuant to the Viriom License Agreement, we exclusively licensed patents and patent applications covering compounds, pharmaceutical compositions, methods of producing such compounds and pharmaceutical compositions, methods and uses of such compounds and pharmaceutical compositions in the prophylaxis or treatment of viral infections in, for example, the United States, Europe, Japan, and China, among others. These licensed patents and patents that may result from currently pending patent applications expire in 2040 before any possible patent term extensions. Patent term extensions may be available, depending on various provisions in the law.

Virology COVID Asset

In addition to the Viriom Licensed IP that we have rights to pursuant to the Viriom License Agreement, we own several patent applications covering compounds, pharmaceutical compositions, methods of producing such compounds and pharmaceutical compositions, methods and uses of such compounds and pharmaceutical compositions for the prevention or treatment of a disease, disorder, or condition associated with coronavirus in, for example, Australia, Eurasia, Europe, Mexico, and the United States, among others. These Company-owned patent applications and patents that may result from currently pending patent applications expire in 2043 before any possible patent term extensions. Patent term extensions may be available, depending on various provisions in the law.

Oncology

Our intellectual property in oncology is derived through our internal research, the Temple Licensing Agreement with Temple University (“Temple”) and research agreements with the Mount Sinai School of Medicine (“Mount Sinai”).

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

Narazaciclib Patents

As of March 2024, we owned or exclusively licensed issued patents and pending patent applications covering composition of matter, formulation and various indications for method-of-use for narazaciclib filed worldwide, including in the United States. The U.S. composition-of-matter patent for narazaciclib expires in 2031. We have also filed new patent applications covering methods of treatment in target indications that are projected to extend to 2042-2043 before any possible patent term extensions. Patent term extensions may be available, depending on various provisions in the law.

Rigosertib Patents

As of March 2024, we owned or exclusively licensed issued patents and pending patent applications covering composition-of-matter, process, formulation and various indications for method-of-use for rigosertib filed worldwide, including in the United States. The U.S. composition-of-matter patent for rigosertib, which we in-licensed pursuant to the license agreement with Temple, currently expires in 2026. The novel formulation patent for rigosertib expires in 2037. We have recently filed new patent applications covering methods of treatment in target indications that are projected to extend to 2042-2044 before any possible patent term extensions. Patent term extensions may be available, depending on various provisions in the law.

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

If an application is timely filed with the Patent and Trademark Office, the term of a patent that covers an FDA-approved drug may be eligible for additional patent term extension, which provides patent term restoration to account for the patent term lost during product development and the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is determined based upon the time from the IND effective date to the full NDA submission date, and the time from NDA submission date and the eventual application approval, as further described below. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those products.

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

In addition to patents and other licensed intellectual property rights, we rely upon unpatented trade secrets, know-how and continuing technological innovation to develop and maintain a competitive position. We seek to protect our proprietary information, in part, through confidentiality agreements with our employees, collaborators, contractors and consultants, and invention assignment agreements with our employees. We also have agreements requiring assignment of inventions with selected consultants and collaborators. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses requiring invention assignment, to grant us ownership of technologies that are developed through a relationship with a third party.

Competition

The biotechnology and pharmaceutical industries are highly competitive and subject to rapid and significant technological change. While we believe that our development experience and scientific knowledge provide us with competitive advantages, we face competition from both large and small pharmaceutical and biotechnology companies. There are a number of pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may compete with our products. Many of these companies are multinational pharmaceutical or biotechnology organizations, which are pursuing the development of, or are currently marketing, pharmaceuticals that target the key viruses, oncology indications or cellular pathways on which we are focused.

Many of our competitors have significantly greater financial, technical and human resources than we have. Many of our competitors also have a significant advantage with respect to experience in the discovery and development of product candidates, as well as obtaining FDA and other regulatory approvals of products and the commercialization of those products. We anticipate intense and increasing competition as new drugs enter the market and as more advanced technologies become available. Our success will be based in part on our ability to identify, develop and manage a portfolio of drugs that are safer and more effective than competing products.

There are currently various drugs approved for the treatment of influenza, including without limitation the neuraminidase inhibitors oseltamivir phosphate (Tamiflu), zanamivir (Relenza), and peramivir (Rapivab) anti-influenza drugs, which are sold by Gilead, Glaxo SmithKline (GSK), and BioCryst partners, respectively. Additionally, there is currently one cap-dependent endonuclease (“CEN”) inhibitor, baloxavir marboxil (Xofluza), sold by Roche, currently approved for use in the treatment of influenza. In addition, M2 channel inhibitors, generic drugs include amantadine and rimantadine, both oral tablets that only inhibit the replication of the influenza virus have generally become ineffective because of significant viral resistance to the approved M2 channel inhibitors, especially in the US. Several companies are developing anti-influenza drugs, including for the treatment of bird flu, at present, including, for example, Cidara and Eradivir. Small chemical classes include neuraminidase inhibitors, M2-channel inhibitors, and RDRP inhibitors, among others. There are also monoclonal, polyclonal, and mixed antibodies, as well as enzymes as drugs in development.

Several companies have advanced drug candidates for the management of COVID-19. For example, remdesivir (sold by Gilead), an antiviral drug, and oral Paxlovid (sold by Pfizer), a combination of nirmatrelvir and ritonavir tablets taken together, have both received full FDA approval for the treatment of COVID-19 in certain populations. The FDA has authorized emergency use (“EUA”) of oral molnupiravir (sold by Merck and Ridgeback). Several antibodies previously received EUAs, but all of these have been revoked due to loss of efficacy as new variants emerged.

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

Manufacturing

Our product candidates are synthetic small molecules. Manufacturing activities must comply with FDA current good manufacturing practices (“cGMP”), regulations commensurate with the product candidates’ stage of development. We conduct our manufacturing activities under individual purchase orders with third-party contract manufacturers (“CMOs”). We have quality agreements in place with our key CMOs. We have also established an internal quality management organization, which audits and qualifies CMOs in the United States and abroad.

We believe that the manufacturing processes for the active biopharmaceutical ingredients and finished drug products for our product candidates are being developed to adequately support future development and commercial demands. If manufacturing challenges occur, they are thoroughly reviewed and, as may be required, reported to health authorities to determine whether the product can be used for clinical trials.

The FDA regulates and inspects or conducts remote regulatory assessments of equipment, facilities and processes used in manufacturing biopharmaceutical products prior to approval. If we or our CMOs fail to comply with applicable cGMP requirements and conditions of product approval, the FDA may seek sanctions, including fines, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, refusal to approve applications, seizure or recall of products and criminal prosecution. Although we periodically monitor the FDA compliance of our third-party CMOs, we cannot be certain that our present or future third-party CMOs will consistently comply with cGMP and other applicable FDA regulatory requirements.

Commercial Operations

We do not currently have any relationships with organizations for the sale, marketing and distribution of biopharmaceutical products. In the future, we may rely on licensing and co-promotion agreements with strategic partners for the commercialization of our products in the United States and other territories. If we choose to build a commercial infrastructure to support marketing in the United States, such commercial infrastructure could be expected to include a targeted, sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest significant financial and management resources.

Government Regulation

As a biopharmaceutical company that operates in the United States, we are subject to extensive regulation by the FDA, and other federal, state, and local regulatory agencies. The Federal Food, Drug and Cosmetic Act (the “FDC Act”), and its implementing regulations, as well as various other federal and state statutes and regulations, set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising, marketing, and promotion of our product candidates. The FDA also has issued a growing body of guidance documents that provide the agency’s interpretation of regulatory requirements. As a result of these regulations, product development and the product approval process is very expensive and time consuming.

Regulation by governmental authorities in the United States and other countries is a significant factor in our research and development activities and strategy and will be a significant factor in the manufacture and marketing of our product candidates. Although the discussion below focuses on regulation in the United States, we and/or our partners anticipate seeking approval for, and marketing of, our products in other countries. Additionally, we are conducting certain of our clinical trials outside of the United States, including in Australia. Generally, our activities in other countries are and will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of approval and regulation in Europe are addressed in a centralized way through the EMA, but country-specific regulation remains essential in many respects and enforcement is generally through EU member state authorities. The nature and extent to which such regulation applies to us will vary depending on the nature of any products we may develop.

The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources and may not be successful. In addition, approval in a foreign country does not automatically result in approval in the United States, nor does approval in the United States automatically result in approval in the European Union or elsewhere.

United States Government Regulation

The FDA is the main regulatory body that controls biopharmaceuticals and pharmaceuticals in the United States, and its regulatory authority is based in the FDC Act. Biopharmaceuticals and pharmaceutical products are also subject to other federal, state and local statutes. A failure to comply explicitly with any requirements during the product development, approval, or post-approval periods, may lead to administrative or judicial sanctions. These sanctions could include the imposition by the FDA , an institutional review board (“IRB”), or Independent Ethics Committee (“IEC”) of a hold on clinical trials, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning letters, untitled letters, cyber letters, product recalls, product seizures or detention, prohibition on importing or exporting, total or partial suspension of production or distribution, injunctions, fines, civil penalties, adverse publicity, disgorgement, restitution, FDA debarment, debarment from government contracting or refusal of future orders under existing contracts, exclusion from Federal healthcare programs, corporate integrity agreements, consent decrees, or criminal prosecution.

The steps required before a new drug may be marketed in the United States generally include:

●	Completion of preclinical or nonclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice (“GLP”), regulations and other applicable laws and regulations;
●	Submission to the FDA of an IND to support human clinical testing;
●	Approval by an IRB at each clinical site or centrally before each trial may be initiated;
●	Performance of adequate and well-controlled clinical trials in accordance with federal regulations and with current good clinical practices (“GCPs”) to establish the safety and efficacy of the investigational drug product for each targeted indication;
●	Submission of an NDA to the FDA;
●	Satisfactory completion of an FDA Advisory Committee review, if applicable;
●	Satisfactory completion of an FDA inspection of the manufacturing facilities at which the investigational product is produced to assess compliance with cGMPs, and to assure that the facilities, methods and controls are adequate, as well as satisfactory completion of FDA inspections of selected clinical trial sites to ensure that clinical trials were conducted in accordance with GCPs; and
●	FDA review and approval of the NDA.

Preclinical and Clinical Trials

The testing and approval process of product candidates requires substantial time, effort, and financial resources. Satisfaction of FDA pre-market approval requirements typically takes many years, and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease. Product development typically begins with preclinical or nonclinical studies. Preclinical studies include laboratory evaluation of chemistry, pharmacology, toxicity, and product formulation, as well as animal studies to assess potential safety and efficacy. Such studies must generally be conducted in accordance with the FDA’s GLPs.

Prior to commencing the first clinical trial with a product candidate, an IND sponsor must submit the results of the preclinical tests and preclinical literature, together with manufacturing information, analytical data, any available clinical data or literature, and proposed clinical study protocols, among other things, to the FDA as part of an IND. Sponsors will also be required to provide FDA with diversity action plans. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. This authorization is required before interstate shipping and administration of any new drug product to humans that is not the subject of an approved NDA. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. During its review, the FDA may determine that study subjects would be exposed to an unacceptable level of risk of harm or injury, and may raise questions or issues related to one or more components of the IND, resulting in the IND being placed on clinical hold. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational drug to patients under the supervision of qualified investigators following GCPs, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors. Clinical trials are conducted under protocols that detail the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. The informed written consent of each participating subject is required. Special clinical trial ethical considerations also must be taken into account if a study involves children. The clinical investigation of an investigational drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

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

New Drug Applications

In order to obtain approval to market a drug in the United States, a marketing application must be submitted to the FDA, which provides data establishing the safety and effectiveness of the drug product for the proposed indication. The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA.

In most cases, the NDA must be accompanied by a substantial user fee; there may be some instances in which the user fee is waived. The FDA will initially review the NDA for completeness before it accepts the NDA for filing. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. After the NDA submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. For new molecular entities (“NMEs”), the FDA has the goal of completing its review within 10 months of the application’s acceptance for filing. This, however, is just a goal, and the review time may take longer. For instance, the FDA can extend this review by three months to consider certain late-submitted information or information intended to clarify information already provided in the submission.

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

Advertising and Promotion

The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses — that is, uses not approved by the FDA and therefore not described in the drug’s labeling — because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but may engage in non-promotional, balanced scientific communications regarding off-label use under specified conditions. All statements regarding products must be consistent with the FDA approved label, must be truthful and non-misleading, and must be adequately substantiated with a fair balance between product benefit claims and risks, among other requirements. This means, for example, that we cannot make claims about the superiority of or otherwise compare our products to other treatments without substantiation, which typically are head-to-head clinical studies. FDA’s promotional standards are an evolving space. For instance, in 2023, the FDA took a few actions with respect to advertising and promotion, including issuing a final rule and a guidance on risk and efficacy disclosures in direct-to-consumer advertising, and a guidance on communication of off-label scientific information about approved products. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the Department of Justice (the “DOJ”), or the Office of the Inspector General of the Department of Health and Human Services (“HHS”), as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

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

FDA post-approval requirements are continually evolving. For example, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes various provisions regarding FDA drug shortage and manufacturing volume reporting requirements, as well as provisions regarding supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy and domestic manufacturing. As part of the CARES Act implementation, the FDA issued a guidance on the reporting of the volume of drugs produced, which reporting requires additional administrative efforts by drug manufacturers. The executive branch has also taken steps to promote domestic manufacturing, and the Consolidated Appropriations Act of 2023, and the reauthorization of the Prescription Drug User Fee Act, which were passed in 2022, included several changes to the FDC Act.

The Hatch-Waxman Amendments to the FDC Act

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product or method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence

Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application (“ANDA”) or 505(b)(2) application. In an effort to clarify which patents must be listed in the Orange Book, in January 2021, Congress passed the Orange Book Transparency Act of 2020, which largely codified the FDA’s existing practices into the FDCA. Listing patents in the Orange Book that do not qualify for listing can be considered to be anticompetitive conduct and, in 2023, the Federal Trade Commission sent letters to a number of companies with respect to certain patents that agency asserted were improperly listed or inaccurate.

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

Exclusivity

Upon NDA approval of a new chemical entity (“NCE”), which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA cannot receive any ANDA or a 505(b)(2) application for the same active moiety. Certain changes to a drug, such as the addition of a new indication to the package insert, may be associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA for a generic drug or a 505(b)(2) application that includes the change, if the applicant conducted clinical trials essential to the approval of the application, which are not bioavailability or bioequivalence studies. Such exclusivity in the EU under a broadly equivalent regime is 10 years, though this may be decreased in the future pending current European Commission review.

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

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (the “FCPA”), prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

International Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Some countries outside of the United States have a similar process that requires the submission of a clinical trial application (“CTA”), much like the IND prior to the commencement of human clinical trials. In Europe, for example, a CTA must be submitted to each country’s national health authority and an IEC, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. With the Clinical Trials Regulation (EC) 536/2014 in force since January 31, 2022, it is now possible to make a single application for a cross-border trial within the EU through an EU clinical trial portal. With the departure of the United Kingdom (“UK”) from the EU, trials in the UK have to be approved through the portal and a separate application will need to be made to the UK Medicines and Healthcare products Regulatory Agency. Additionally, in the EU there is an increasing move to transparency of trial summary reports and the above Clinical Trial Regulation will include a publicly accessible database of data and information submitted in accordance with this regulation. Companies submitting data will need to justify why it should be kept confidential.

To obtain regulatory approval to commercialize a new drug under European Union regulatory systems, we must submit a marketing authorization application (“MAA”). The MAA is comparable to the NDA.

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

Expanded Access

Under certain circumstances, regulators may permit unapproved drugs to be used by patients outside of clinical trials. In the U.S., with FDA approval, manufacturers may provide investigational drugs to patients with serious or immediately life-threatening diseases for which there are no comparable or satisfactory alternative therapies. To qualify for U.S. expanded access, the potential benefit must justify the potential risks, and the potential risks must not be unreasonable. Providing the investigational drug must also not interfere with product development. There are additional qualifying criteria depending on the number of patients in the expanded access program, and the expanded access sponsor and investigator must comply with FDA’s regulations. U.S. law also permits treatment access to certain investigational drugs under the federal Right to Try law, which permits manufacturers to provide investigational drugs to patients with a life-threatening disease or condition, who have exhausted all approved treatment options, who cannot participate in a clinical trial of the drug, and who provides informed consent, provided that certain conditions are met. Certain reports must be submitted to FDA under the federal Right to Try law. There are also state level Right to Try statutes.

In the European Union, early access programs are authorized by EU legislation and, through national laws, EU member states have implemented regulatory requirements related to these programs. National competent authorities may authorize early access program use. In both the European Union and United States unapproved drug products may not be promoted or marketed.

Compliance

During all phases of development (pre- and post-marketing), failure to comply with applicable regulatory requirements may result in administrative or judicial sanctions. These sanctions could include the imposition by the FDA or an IRB of a hold on clinical trials, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning letters, untitled letters, cyber letters, product recalls, product seizures or detention, prohibition on importing or exporting, total or partial suspension of production or distribution, injunctions, fines, civil penalties, adverse publicity, disgorgement, restitution, FDA debarment, debarment from government contracting or refusal of future orders under existing contracts, exclusion from Federal healthcare programs, corporate integrity agreements, consent decrees, or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.

Other Special Regulatory Procedures

Animal Rule

In 2002, the FDA amended its requirements applicable to NDAs to permit the approval of certain drugs and biologics that are intended to reduce or prevent serious or life-threatening conditions based on evidence of safety from clinical trial(s) in healthy subjects and effectiveness from appropriate animal studies when human efficacy studies are not ethical or feasible. These regulations, which are known as the “Animal Rule,” authorize the FDA to rely on animal studies to provide evidence of a product’s effectiveness under circumstances where there is a reasonably well-understood mechanism for the activity of the agent. Under these requirements, and with the FDA’s prior agreement, drugs used to reduce or prevent the toxicity of chemical, biological, radiological, or nuclear agents not otherwise naturally present may be approved for use in humans based on evidence of effectiveness derived from appropriate animal studies and any additional supporting data. Products evaluated under this rule must demonstrate effectiveness through pivotal animal studies, which are generally equivalent in design and robustness to Phase 3 clinical studies. Additionally, the Animal Rule requires post-marketing studies, such as field studies, to verify and describe the product’s clinical benefit and assess its safety should an exigency exist that leads to the product being used in humans. Products approved under the Animal Rule are subject to additional requirements, such as restrictions imposed on distribution or labeling requirements to inform patients that the product’s approval was based on efficacy studies conducted in animals alone.

Other countries may not at this time have established criteria for review and approval of these types of products outside their normal review process, i.e. there is no “Animal Rule” equivalent in countries other than the U.S., but some may have similar policy objectives in place.

Orphan Drug Designation

The FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or, if the disease or condition affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making the drug would be recovered from sales in the United States. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan designation if there is a product already approved by the FDA that is intended for the same indication and that is considered by the FDA to be the same as the already approved product. This hypothesis must be demonstrated to obtain orphan exclusivity. In the European Union, the EMA’s Committee for Orphan Medicinal Products (“COMP”) grants Orphan Drug Designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug.

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

The FDA’s regulations, provide flexibility in meeting approval standards for new therapies intended to treat persons with life-threatening and severely-debilitating illnesses, especially where no satisfactory alternative therapy exists, such that FDA may exercise scientific judgment in determining the kind and quantity of data required for approval and during development programs. Per guidance issued by FDA in 2023 with respect to rare diseases, “[t]his flexibility extends from the early stages of development to the design of adequate and well-controlled clinical investigations required to demonstrate effectiveness to support marketing approval and to establish safety data needed for the intended use.” FDA states that it “is committed to helping sponsors create successful drug development programs that address the particular challenges posed by each disease….”

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

Orphan drug designation must be requested before submission of an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Priority Review (United States), Accelerated Review (European Union) and other Expedited Programs

The FDA has various programs, including Fast Track designation, accelerated approval, priority review and breakthrough designation, that are intended to expedite or simplify the process for the development and FDA review of certain drug products that are intended for the treatment of serious or life-threatening diseases or conditions, and demonstrate the potential to address unmet medical needs or present a significant improvement over existing therapy. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if the product will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy, safety, or public health factors. If Fast Track designation is obtained, drug sponsors may be eligible for more frequent development meetings and correspondence with the FDA. In addition, the FDA may initiate review of sections of an NDA before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information.

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

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act (“FDASIA”) enacted in 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are eligible for the Fast Track designation features as described above, intensive guidance on an efficient drug development program beginning as early as Phase 1 trials, and a commitment from the FDA to involve senior managers and experienced review staff in a proactive collaborative, cross-disciplinary review.

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

Under the Centralized Procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the EMA’s Committee for Medicinal Products of Human Use (“CHMP”)). On average, an approval is provided by the European Commission after approximately 15 months. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, defined by three cumulative criteria: the seriousness of the disease (e.g., heavy disabling or life-threatening diseases) to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days. There is also a conditional marketing authorization which allows for the early approval of a medicine on the basis of less complete clinical data than normally required, if the medicine addresses an unmet medical need and targets a seriously debilitating or life-threatening disease, a rare disease or is intended for use in emergency situations in response to a public health threat. The benefit to public health must outweigh the risk due to the limited availability of clinical data at the time of marketing authorization.

The EMA has recently been conducting a pilot on ‘adaptive pathways’ — an iterative process building on existing regulatory processes involving gathering evidence through real-life use to supplement clinical trial data.

Pediatric Information

Under the Pediatric Research Equity Act (the “PREA”), NDAs or certain supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

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

The Best Pharmaceuticals for Children Act (“BPCA”) provides NDA holders a six-month extension of any exclusivity — Orange Book listed patent or non-patent exclusivity — for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the required timeframe. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. This is not a patent term extension, but it effectively extends the regulatory exclusivity period. Moreover, pediatric exclusivity attaches to all formulations, dosage forms, and indications for products with existing marketing exclusivity or Orange Book listed patent life that contain the same active moiety as that which was studied. Applications under the BPCA for labeling changes receive priority review designation, with all of the benefits that designation confers.

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

Healthcare Regulation

Following approval of any product candidate, the product would be subject to a comprehensive system of laws and regulations on the state and federal level that govern how drug products are reimbursed, healthcare financing, and drug manufacturers’ relationships and interactions with healthcare professionals, including potential prescribers. These requirements include permissible fees, rebates, discounts and payment reductions, required price reporting and pricing transparency, caps on price increases, requirements around price negotiation, and requirements to enter into agreements with government agencies and certain healthcare entities that may result in significant limits on the prices we may charge for our products. Failure to comply with these laws, regulations, and/or restrictions could result in a loss of our ability to continue selling our drugs to the federal and state governments or receiving reimbursement for our drugs once approved. It could also result in enforcement actions.

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

Human Capital

We believe that our success is largely dependent upon our ability to attract and retain qualified employees. As of December 31, 2024, we had 7 employees (6 of which were full-time employees), in addition to various independent contractors working for us. We are not party to any collective bargaining arrangements and consider our relations with our employees to be good. Although we believe that the size of our current workforce is appropriate to achieve our objectives, we may hire additional employees with specialized expertise as we continue to grow our business. We believe that we have been successful to date in attracting skilled and experienced scientific and business professionals.

Our compensation philosophy is to pay for performance, which supports the Company’s business strategies, and offer competitive compensation arrangements to attract and retain key individuals. The Company has established a Compensation Committee of the Board of Directors, which considers the impact of our corporate performance in determining compensation for named executive officers, as well as each named executive officer’s individual performance, macroeconomic conditions generally, and data from peer group companies.

Corporate Information

We were incorporated in Delaware in December 1998. Our principal executive offices are located at 12 Penns Trail, Newtown, PA 18940 and our telephone number is (267) 759-3680. Our website address is www.trawspharma.com. The information contained in, or that can be accessed through, our website is not part of this Annual Report.

ITEM 1A.   RISK FACTORS

You should carefully consider the following risk factors together with the other information contained in this Annual Report, including our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in this Annual Report. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business and our financial condition and results of operations. In this event, the market price of our securities could decline and your investment could be lost. You should understand that it is not possible to predict or identify all such risks. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Summary of Principal Risk Factors

●	Our recurring operating losses, negative cash flows from operations, and accumulated deficit raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new financings.

●	The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2024 contains an explanatory paragraph relating to our ability to continue as a going concern.
●	We have identified material weaknesses in our internal control over financial reporting; if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
●	We need to obtain additional funding to continue as a going concern; if we are unable to meet our needs for additional funding in the future, we will be required to limit, scale back or cease operations.
●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	Our product development efforts may not be successful.
●	Our future success is dependent primarily on the regulatory approval and commercialization of our product candidates.
●	The results of preclinical testing or earlier clinical studies are not necessarily predictive of future results. Any product candidate we advance into clinical trials may not have favorable results in later-stage clinical trials or receive regulatory approval.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome.
●	Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.
●	Failure to follow the FDA’s applicable regulatory requirements may result in enforcement action.
●	Changes in product candidate manufacturing or formulation may result in additional costs or delay.
●	Healthcare legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.
●	Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	If we breach our license agreements or fail to negotiate new agreements pertaining to our product candidates, we could lose the ability to continue the development and potential commercialization of these product candidates.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.
●	There is no guarantee that the Merger will increase stockholder value, and stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger, including the issuance of our common stock upon conversion of the shares of Series C Preferred issued in the Merger and the concurrent financing.
●	We expect to incur substantial expenses related to the integration of Trawsfynydd.
●	We may engage in future business combinations or collaborations that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.
●	We depend on information technology and computer systems to operate our business; our business and operations would suffer in the event of any failures or interruptions of our computer system, such as a data breach or cybersecurity incident.
●	Climate change, environmental, social and governance and sustainability initiatives may result in regulatory or structural industry changes that could require significant operational changes and expenditures, reduce demand for the Company’s products and adversely affect our business, financial condition, and results of operations.

●	Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.
●	Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel.
●	Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from international conflicts, international trade disputes and geopolitical tensions.
●	Changes in United States and China relations, as well as relations with other countries, and/or regulations may adversely impact our business, our operating results, our ability to raise capital and the market price of our shares.
●	We currently conduct clinical trials, and may in the future choose to conduct additional clinical trials, of our product candidates in sites outside the US, and the FDA may not accept data from trials conducted in foreign locations.
●	Disruptions at the FDA and foreign regulatory authorities caused by funding shortages, staffing limitations or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
●	We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.
●	If we lose our relationships with CROs, our drug development efforts could be delayed.
●	We have limited experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. We are dependent on third-party manufacturers for the manufacture of our product candidates for clinical trials as well as on third parties for our supply chain, and if we experience problems with any third parties, the manufacturing of our product candidates or products could be delayed.
●	We have entered into certain related party transactions and may continue to rely on related parties for certain development and support activities.
●	We could be required to incur significant expenses to perfect our intellectual property rights, and our intellectual property rights may be inadequate to protect our competitive position. If we are unable to protect our intellectual property rights, our competitive position could be harmed.
●	We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful.
●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business.
●	We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
●	If we are unable to maintain compliance with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital.
●	Our share price and the liquidity of our stock may be volatile and result in substantial losses to our stockholders.
●	We may be subject to securities litigation, which is expensive and could divert management attention.
●	Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

Risks Related to Our Financial Position and Capital Needs

Our recurring operating losses, negative cash flows from operations, and accumulated deficit raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new financings.

Management has concluded that substantial doubt exists about our ability to continue as a going concern for the next twelve months from the date of the financial statements included in this Annual Report. As of December 31, 2024, we had cash and cash equivalents of $21.3 million and current liabilities of $11.5 million. Based on current projections, we do not have sufficient cash and cash equivalents as of the date of this Annual Report to support our operations for more than one year following the date that the financial statements are issued.

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

The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2024 contains an explanatory paragraph relating to our ability to continue as a going concern.

The auditor’s opinion on our audited financial statements for the year ended December 31, 2024 includes an explanatory paragraph stating that we have incurred recurring losses from operations that raise substantial doubt about our ability to continue as a going concern for the next twelve months from the date of the financial statements included in this Annual Report. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our development efforts. Accordingly, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We need to obtain additional funding to execute our business plans; if we are unable to meet our needs for additional funding in the future, we will be required to limit, scale back or cease operations.

We do not currently have the funding resources necessary to carry out all of our proposed operating activities. We will need to obtain additional financing in the future in order to fully fund tivoxavir marboxil, ratutrelvir, narazaciclib, rigosertib or any other product candidates through the regulatory approval process. Accordingly, we may be required to delay or pause our planned clinical trials until we secure adequate additional funding. If we seek to proceed with a clinical trial without additional funding, we may receive questions or comments from the FDA, fail to obtain IRB approval, or find it more difficult to enroll patients in the trial. We have scaled down our operations in order to reduce spending on general and administrative functions, research and development, and other clinical trials, but by themselves, those measures may not be sufficient to address our funding needs.

Our future capital requirements will depend on many factors, including:

●	timing and success of our clinical trials;
●	continued progress of, and increased spending related to, our research and development activities;
●	conditions in the capital markets and the biopharmaceutical industry, particularly with respect to raising capital or entering into strategic arrangements;

●	progress with preclinical experiments and clinical trials, including regulatory approvals necessary for advancement and continuation of our development programs;
●	changes in regulatory requirements and guidance of the FDA and other regulatory authorities, which may require additional clinical trials to evaluate safety and/or efficacy, and thus have significant impacts on our timelines, cost projections, and financial requirements;
●	ongoing general and administrative expenses related to our reporting obligations under the Exchange Act;
●	cost, timing, and results of regulatory reviews and approvals;
●	costs of any legal proceedings, claims, lawsuits and investigations;
●	success, timing, and financial consequences of any existing or future collaborative, licensing and other arrangements that we may establish, including potential granting of licenses to one or more of our programs in various territories, or otherwise monetizing one or more of our programs;
●	cost of filing, prosecuting, defending and enforcing any patent
●	claims and other intellectual property rights;
●	costs of commercializing any of our product candidates;
●	technological and market developments;
●	compliance with Nasdaq's continued listing requirements;
●	cost of manufacturing development; and
●	timing and volume of sales of products for which we obtain marketing approval.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate could fail to gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing and have not generated any revenue from product sales to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 1998. For the years ended December 31, 2024, and 2023, we reported net losses of $166.5 million and $18.9 million, respectively, and we had an accumulated deficit of $649.2 million as of December 31, 2024.

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

We are obligated to develop and maintain proper and effective internal control over financial reporting. If we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired. In addition, the presence of material weaknesses increases the risk of material misstatement of the consolidated financial statements.

We are a public company and are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting on our annual report on Form 10-K. Effective internal control over financial reporting is necessary for reliable financial reports and, together with adequate disclosure controls and procedures, such internal controls are designed to prevent fraud. Undetected material weaknesses in internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose changes made in internal control and procedures on a quarterly basis.

As discussed elsewhere in this Annual Report, we completed the Merger in April 2024. Prior to the Merger, Trawsfynydd was a private company and, therefore, its controls were not required to be designed or maintained in accordance with Rules 13a-15 and 15d-15 under the Exchange Act. The design and implementation of internal control over financial reporting post-Merger has required, and will continue to require, significant time and resources from management and other personnel. Although we had internal controls in place prior to the Merger, and our management has determined in recent years that such internal controls over financial reporting were effective, during its assessment of our internal controls over financial reporting as of December 31, 2024 it was determined that our controls were not effectively updated and implemented to reflect the changes in processes and staffing during the period between completion of the Merger and December 31, 2024. Additionally, it was determined that there was an inadequate segregation of duties over the preparation, review and posting of manual journal entries, which is the result of not having a sufficient risk assessment process in place post-Merger to identify and analyze risk of misstatement due to fraud and/or error.

In connection with the audit of our financial statements for the year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting, which relate to the determinations of management discussed above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Although we intend to update our controls and implement additional controls, no assurance can be provided that we will be able to remediate the material weaknesses identified on a timely basis, or at all. If we are unable to remedy our material weaknesses, or if we generally fail to establish and maintain effective internal controls appropriate for a public company, we may be unable to produce timely and accurate financial statements, and we may continue to conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.

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

In addition, because of the numerous risks and uncertainties associated with product development, including that our product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. Even if we are able to complete the development and regulatory process for any product candidates, we anticipate incurring significant costs associated with commercializing these products. Additionally, even if we are able to generate revenues from the sale of our products, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or suspend our operations.

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

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

The majority of our cash is held in accounts at U.S. banking institutions. Cash held in depository accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) standard deposit insurance limit of $250,000. If such banking institutions were to fail, such as Silicon Valley Bank when the FDIC took control in March 2023, we could lose all or a portion of those amounts held in excess of such insured amounts. In the future, our access to our cash in amounts adequate to finance our operations could be significantly impaired if the financial institutions with which we have arrangements encounter liquidity constraints or failures. Any future limitation on timely access to our funds or any material loss that we may experience in the future could have a material adverse effect on our financial condition and could materially impact our ability to pay our operating expenses or make other payments.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability and the ongoing military conflicts between Russia and Ukraine and Israel and Hamas. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine and the Middle East and/or geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption, and the global economy has been, and may continue to be, negatively impacted by Russia’s ongoing military conflict with Ukraine. As a result of Russia’s invasion of Ukraine in February 2022, the U.S., the European Union, the United Kingdom, other G7 countries, as well as various other countries, have imposed substantial financial and economic sanctions on certain industry sectors and parties in Russia. Broad restrictions on exports to Russia have also been imposed. These measures include: (i) comprehensive financial sanctions against major Russian banks; (ii) additional designations of Russian individuals with significant business interests and government connections; (iii) designations of individuals and entities involved in Russian military activities; and (iv) enhanced export controls and trade sanctions limiting Russia’s ability to import various goods. Russian military actions and the resulting sanctions could continue to adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Addition, in October 2023, Hamas militants and members of certain other organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Shortly thereafter, Israel’s security cabinet declared war against Hamas and launched an aerial bombardment of various targets within the Gaza Strip. It is possible that other countries and/or regional organizations will join the hostilities as well, including without limitation Hezbollah in Lebanon, and Palestinian military organizations in the West Bank, resulting in further expansion of the conflict. The conflict between Israel and Hamas is ongoing, and the length and impact of the ongoing military conflict is highly unpredictable.

Although our business has not been materially impacted by the ongoing military conflicts between Russia and Ukraine or Israel and Hamas or geopolitical tensions to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the conflicts in Ukraine and the Middle East, geopolitical tensions, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

International trade disputes could result in tariffs and other protectionist measures that could have a material adverse effect on our business, financial condition and results of operations.

In recent years, including after the most recent presidential election, the U.S. has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business, in particular China, Mexico and Canada. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. Additionally, tariffs could increase our costs, which could have a negative impact on our financial condition and results of operations. As additional trade-related policies are instituted, we may need to modify our business operations to comply and adapt to such developments, which may be time-consuming and expensive.

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

Clinical and non-clinical development is expensive, time-consuming, and uncertain as to the outcome. The focus of our development efforts is currently on tivoxavir marboxil and ratutrelvir, while we consider strategic options for narazaciclib and rigosertib. Although we believe that there are opportunities for us to develop our drug candidates in various indications, clinical drug development is expensive, can take many years to complete, and its outcome is inherently uncertain. Even if our clinical development programs are successful, we may not be able to successfully commercialize any product. There can be no assurance that our focus on tivoxavir marboxil and ratutrelvir and the strategic options available for narazaciclib and rigosertib will be successful, and that we will be able to successfully develop a product candidate or, even if we do, that we will be able to successfully commercialize such candidate.

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

Encouraging results in preclinical testing and earlier clinical studies do not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. Additionally, mechanisms of action, studies in small or single patient populations, and interim study results may not be predictive of later stage studies. The development of a product candidate for one indication may further impact its development for other indications. If our clinical trials do not produce favorable results for our product candidates, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome.

We may experience delays in our ongoing or future clinical trials, and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. Regulatory authorities may also find that our development programs do not support product approval. There can be no assurance that the FDA, an IRB, or a comparable foreign regulatory authority will permit our clinical trials to commence and will not put clinical trials of any of our product candidates on clinical hold in the future. Study results may also cause us to discontinue trials. Clinical trials may be delayed, suspended or prematurely terminated and development programs may not be successful for a variety of reasons, including:

●	delay or failure in reaching identifying, contracting with, and retaining contract research organizations (“CROs”) and clinical trial sites;
●	delay or failure in recruiting and enrolling suitable subjects to participate in a trial and/or retaining subjects;
●	failure to follow the study procedures or applicable regulatory requirements;
●	change in standards of care, which may necessitate the modification of our clinical trials or the conduct of new trials;
●	negative or ambiguous study results;
●	manufacturing or product quality issues;
●	the need to conduct additional development work, including clinical trials;
●	unanticipated clinical trial costs or insufficient funding, including paying substantial application user fees;
●	changes in governmental laws, regulations, policies, or administrative actions; and
●	regulatory authority disagreements regarding the design or implementation of our clinical trials.

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

We currently conduct clinical trials, and may in the future choose to conduct additional clinical trials, of our product candidates in sites outside the US, and the FDA may not accept data from trials conducted in foreign locations.

We currently conduct, and expect in the future to conduct, clinical trials outside the US for our product candidates. The acceptance of study data from clinical trials conducted outside the US or another jurisdiction by the FDA or comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the US, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the US population and US medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the study was not otherwise subject to an IND, the FDA will not accept the data as support for an application for marketing approval unless the study was conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the US or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

In addition, there are risks inherent in conducting clinical trials in multiple jurisdictions, inside and outside of the US, such as:

●	regulatory and administrative requirements of the jurisdiction where the trial is conducted that could burden or limit our ability to conduct our clinical trials;
●	foreign exchange fluctuations;
●	manufacturing, customs, shipment and storage requirements for clinical trial materials and supplies as well as shipment and storage of biological samples;
●	cultural differences in medical practice and clinical research; and
●	the risk that the patient populations in such trials are not considered representative as compared to the patient population in the target markets where approval is being sought.

Disruptions at the FDA and foreign regulatory authorities caused by funding shortages, staffing limitations or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions including a rapid substantial influx of applications from numerous sponsors, as occurred with COVID-19. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the US government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or funding shortages, staffing limitations, or renewed global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities on a timely basis, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Certain states, in the US, have also enacted laws requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, cap or regulate price increases, negotiate or pay increased supplemental rebates and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing specified physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit other specified sales and marketing practices.

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

For example, large pharmaceutical companies such as Roche, GSK and BioCryst Partners successfully market the commercialized anti-influenza drugs neuraminidase inhibitors oseltamivir phosphate (Tamiflu), zanamivir (Relenza), and peramivir (Rapivab) anti-influenza drugs, respectively. Additionally, Roche’s antiviral, baloxavir marboxil (Xofluza), a CEN inhibitor, is also approved for the treatment of influenza. Gilead, Pfizer and Merck have commercialized drugs for the management of COVID-19 in certain populations, including remdesivir and, nirmatrelvir + ritonavir, or molnupiravir, respectively.

Furthermore, other companies such as Pfizer, Novartis, Eli Lilly successfully market commercialized CDK 4/6 inhibitors palbociclib, ribociclib and abemaciclib and have done so for a number of years. More recently, G1 Therapeutics secured FDA approval of the CDK 4/6 triaciclib for the prevention of myelosuppression following chemotherapy.

The approved antiviral drugs baloxavir marboxil, oseltamivir and CDK 4/6 inhibitor drugs palbociclib, ribociclib and abemaciclib are well established therapies or products and are widely accepted by physicians, patients and third-party payors. By the time our drug candidates are possibly approved in the future, insurers and other third-party payors may also encourage the use of generic products. This may make it difficult for us to achieve market acceptance at desired levels in a timely manner to ensure viability of our business.

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

Climate change, environmental, social and governance (“ESG”) and sustainability are a growing global movement. Continuing political and social attention to these issues has resulted in both existing and pending international agreements and national, regional and local legislation, regulatory measures, reporting obligations and policy changes. Also, there is increasing societal pressure in some of the areas where we operate, to limit greenhouse gas emissions as well as other global initiatives. These agreements and measures may require, or could result in future legislation, regulatory measures or policy changes that would require operational changes or increase expenses.

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

We are highly dependent upon members of our executive management team and other employees. As discussed elsewhere in this Annual Report, Nora Brennan was appointed to serve as our Interim Chief Financial Officer in February 2025 and Iain Dukes, our Executive Chairman, will step in to serve as our Interim Chief Executive Officer, effective as of close of business on the date of this Annual Report, in connection with Dr. Cautreels’ retirement from such role. Both Ms. Brennan and Dr. Dukes have provided services to the Company prior to these changes, which we believe will help minimize the transition period inherent in changes to executive management; however, no assurances can be provided. Although we have employment agreements with our executive officers, these agreements are at-will and do not prevent such persons from terminating their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

The widespread outbreak of a communicable disease, such as the recent COVID-19 pandemic, could adversely impact our business, including our clinical trials, drug manufacturing and nonclinical activities.

We face risks related to epidemics and other outbreaks of communicable diseases, such as the recent COVID-19 pandemic, which could adversely impact our business, including our clinical trials and clinical trial operations. These potential disruptions may include but are not limited to delays or difficulties in clinical site initiation and patient recruitment, patient withdrawals, postponement of planned clinical or preclinical studies, redirection of site resources from studies, study modification, suspension, or termination, the introduction of remote study procedures and modified informed consent procedures, study site changes, direct delivery of investigational products to patient homes requiring state licensing, study deviations or noncompliance, diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, delays in receiving approval from local regulatory authorities to initiate our planned clinical trials, delays in obtaining supplies of our product candidate or other materials that may be necessary for the conduct of our development program, delays in obtaining necessary inspections from the FDA or other regulatory authorities, changing laws and regulations, and changes or delays in site monitoring. The foregoing may require that we consult with relevant review and ethics committees, IRBs, and the FDA or foreign regulatory authorities. The foregoing may also impact the integrity of our study data, which may not become evident until later in our development programs. The effects of a health crisis may also increase the need for clinical trial patient monitoring and regulatory reporting of adverse effects.

Risk Factors Relating to the Merger

There is no guarantee that the Merger will increase stockholder value.

As discussed elsewhere in this Annual Report, in April 2024, we merged with Trawsfynydd. We cannot guarantee that implementing the Merger and related transactions will not impair stockholder value or otherwise adversely affect our business. The Merger continues to pose integration challenges between our businesses and management teams, which could result in management and business disruptions, any of which could harm our results of operation, business prospects, and impair the value of the Merger to our stockholders.

Stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger, including the issuance of our common stock upon conversion of all outstanding shares of our Series C Preferred issued in the Merger and Financing.

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

Our ability to successfully integrate the operations of Onconova and Trawsfynydd will depend, in part, on our ability to realize the anticipated benefits from the Merger. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common shares may be adversely affected. In addition, the integration of the Company’s and Trawsfynydd’s respective businesses has been, and will likely continue to be, a time-consuming and expensive process. Proper planning and effective and timely implementation will be critical to avoid any significant disruption to Traws Pharma’s operations. It is possible that the continuing integration process could result in the loss of key employees, the disruption of our ongoing business or the identification of inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with suppliers, distributors, creditors, lessors, clinical trial investigators or managers or to achieve the anticipated benefits of the Merger. Delays encountered in the integration process could have a material adverse effect on Traws Pharma’s revenues, expenses, operating results and financial condition, including the value of its common shares.

Our future results will suffer if we do not effectively manage our expanded operations.

As a result of the Merger, we have become a more diversified company and our business has become more complex. There can be no assurance that we will effectively manage the increased complexity without experiencing operating inefficiencies or control deficiencies. Significant management time and effort is required to effectively manage our increased complexity and our failure to successfully do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We expect to incur substantial expenses related to the integration of Trawsfynydd.

We have incurred, and expect to continue to incur, substantial expenses in connection with the Merger and the integration of Trawsfynydd. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, billing, payroll, research and development, marketing and benefits. Both the Company and Trawsfynydd incurred significant transaction expenses in connection with the drafting and negotiation of the Merger Agreement, the Stock Purchase Agreement and the related ancillary agreements and significant severance expenses in connection with the reduction of employees in April 2024. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses likely will result in our taking significant charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present.

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs, as well as clinical trial sites for the conduct of our clinical trials. There is no guarantee that we will be able to maintain the relationships with these third parties, that we will be able to enter into additional relationships, or that we will be able to find replacement sites or CROs should any of our agreements terminate. We rely on these parties for execution of our preclinical and clinical trials, and we control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and sites does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices (“GLP”) and the Animal Welfare Act requirements. We, our clinical trial sites, and our CROs are required to comply with federal regulations and current GCPs, which are international standards meant to protect the rights and health of patients that are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, the Australian Human Research Ethics Committee and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our sites or CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We or they may also face regulatory enforcement. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory approval process. We may also face liability and/or regulatory enforcement action should any of the third parties that we rely upon fail to comply with legal and/or regulatory requirements.

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

We do not own or operate facilities for the manufacture of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently rely on a single source CMO, for the chemical manufacture of active pharmaceutical ingredient for each of our product candidates. To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase the scale of production. We may need to identify additional CMOs for continued production of supply for our product candidates. In addition, regulatory authorities enforce cGMP through periodic inspections and remote regulatory assessments of active pharmaceutical ingredient (“API”) and drug product manufacturing sites, quality control contract laboratories and distribution centers. If we or our CMO fail to comply with applicable cGMPs, the manufacturing data generated and subsequent API lots and drug product batches in our supply chain may be deemed unreliable. Clinical trials using the product candidate may also be deemed to be unreliable. As such, the FDA or comparable foreign regulatory authorities may require us to perform additional API and drug product manufacturing and manufacturing development before continuing clinical trials or approving our marketing applications, may require us to conduct additional studies, and any such deficient product we supply to any collaboration partner may subject us to certain obligations under relevant agreements. We or our contractors may also face enforcement actions. We have not yet qualified alternate suppliers in the event the current CMO we utilize is unable to scale production, or if we otherwise experience any problems with them. By example, our third-party manufacturers may not be able to obtain sufficient quantities of any necessary supplies such as due to changing trade policies or supply shortages. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, as we have experienced with respect to our existing CMOs, it could be expensive and take a significant amount of time to arrange for alternative suppliers. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them.

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

We have entered into certain related party transactions and may continue to rely on related parties for certain development and support activities.

We have entered into, and may continue to enter into, transactions with related parties for certain development and support activities. For example, we have entered into master research and development agreements with ChemDiv, Inc. and Viriom, Inc., both of which are related parties, to provide certain research and development related services for virology product candidates. For additional information related to these and other related party transactions, please see Note 12, Research and Development Arrangements and Related Party Transactions, to our consolidated financial statements included in Part IV in this Annual Report. Such related party transactions may not have been entered into on an arm’s-length basis, and we may have achieved more favorable terms because such transactions were entered into with our related parties. We rely on, and will continue to rely on, our related parties to maintain these services. If the pricing for these services changes, or if our related parties cease to provide these services, including by terminating agreements with us, we may be unable to obtain replacements for these services on the same terms without disruption to our business. This could have a material effect on our business, results of operations and financial condition.

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

Even if patents are granted that cover commercially valuable molecules or compounds, we may decide to allow such patents to lapse, or if in-licensed, return the patents to the licensor. The effects of doing so are uncertain. In the case of returning granted patents to a licensor, we may encounter a scenario in which we need the patents in the future and are unable to obtain a new license to such patents on commercially reasonable terms or at all. The licensor may license the returned patents to a competitor, who may then enforce the patents against us.

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

Risks Related to Ownership of Our Securities

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our existing securityholders, which could adversely affect the market price of shares of common stock and our business.

We will require additional financing to fund future operations, including for research and development, clinical trials, expansion in current and new markets, development and acquisition, capital costs and the costs of any necessary implementation of technological innovations or alternative technologies. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of our existing securityholders, which could adversely affect the market price of our common stock and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of our existing securityholders, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us which could have a materially adverse effect on our business.

If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital.

Our common stock is listed on the Nasdaq Capital Market (“Nasdaq”), a national securities exchange, which imposes continued listing requirements with respect to issuers whose securities are listed on Nasdaq. If we fail to satisfy the continued listing standards, such as, for example, Nasdaq’s minimum bid price requirement or stockholders equity requirements, Nasdaq may issue a non-compliance letter or initiate delisting proceedings.

As previously disclosed, on November 20, 2024, we received a letter from the staff (the “Staff”) of the Listing Qualifications Department of Nasdaq notifying us that the Company was no longer in compliance with the minimum $2.5 million stockholders’ equity requirement for continued listing on Nasdaq as set forth in Listing Rule 5550(b)(1) (the “Rule”). After a hearing, the Nasdaq Hearings Panel granted the Company an exception until February 18, 2025 to demonstrate compliance with the Nasdaq listing rules. On February 25, 2025, we received a letter from Nasdaq confirming that the Company had regained compliance with the Rule. Pursuant to Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory panel monitor for a period of one year from the date of such letter. If, within that one-year monitoring period, the Staff finds that the Company is no longer in compliance with the Rule, then, notwithstanding Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to such deficiency and the Staff will not be permitted to grant additional time for us to regain compliance with respect to such deficiency, nor will we be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, the Staff will issue a Delist Determination Letter and we will have an opportunity to request a new hearing with the initial Hearings Panel or a newly convened Hearings Panel if the initial Hearings Panel is unavailable.

If we are unable to maintain compliance with the continued listing requirements of Nasdaq, our common stock could be delisted, making it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our securities could suffer a material decline. Delisting could also impair our ability to raise capital.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. In addition, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. As discussed elsewhere in this Annual Report, as of December 31, 2024, based on an analysis completed by management, our internal controls were not effective due to the existence of material weaknesses. The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time-consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting (as we have for the period covered by this Annual Report), if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline, and we could also become subject to investigations by the stock exchange on which our common stock is listed, the Commission or other regulatory authorities, which could require additional financial and management resources.

Future issuances of stock or other securities could dilute the holdings of stockholders and could materially affect the price of the shares of our common stock.

As discussed elsewhere in this Annual Report, we will need to obtain additional financing in the future to carry out our business objectives. We may do so through the sale and issuance of shares of our common stock or securities convertible or exercisable for shares of our common stock. Additionally, there are currently warrants to purchase an aggregate of 5,848,082 shares of our common stock outstanding and shares of Series C Preferred Stock convertible into an aggregate of 2,959,158 shares of our common stock outstanding. Any issuance of shares of our common stock, including upon the exercise or conversion of outstanding warrants and shares of Series C Preferred, respectively, or issuance of securities exercisable for or convertible into shares of our common stock, will result in the dilution of the ownership interests of our existing stockholders. Additionally, the issuance of a significant number of shares of our common stock could result in a decrease in the price of our common stock.

We have used and intend to continue to use equity incentives for employees, advisors, directors, key consultants and select affiliates. Any issuance of stock upon the conversion of options, restricted stock units and/or other incentive rights will result in the dilution of the ownership interests of our existing stockholders.

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

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Accordingly, stockholders must rely on capital appreciation, if any, for any return on their investment.

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

Provisions in our Tenth Amended and Restated Certificate of Incorporation, as amended (“Certificate of Incorporation”) and Amended and Restated Bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that will:

●	permit our board of directors to issue up to 5,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate (as of March 26, 2025, we had 7,397.893 shares of Series C Preferred stock issued and outstanding);
●	provide that all vacancies on our board of directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
●	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;
●	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice;
●	not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election; and
●	provide that special meetings of our stockholders may be called only by the board of directors or by such person or persons requested by a majority of the board of directors to call such meetings.

    These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Any provision of our Certificate of Incorporation or Amended and Restated Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.   CYBERSECURITY

Risk Management and Strategy

Due to the size of our company, we have not yet developed robust policies and processes for assessing, identifying, and managing material risk from cybersecurity threats. We have implemented access controls with respect to our systems, which we monitor regularly. We currently rely heavily on products and services provided by third-party suppliers to operate certain critical business systems, including without limitation, cloud-based infrastructure, encryption and authentication technology, email, and other functions. We rely on third party providers and outsourced IT services to protect, detect, monitor, mitigate and address cybersecurity related risks, including installing software for threat protection and malware. Such third party providers are tasked with notifying management of any material risks or cybersecurity concerns that they identify, which management then assesses and may bring to our audit committee or board of directors to discuss if deemed necessary or appropriate. We also alert employees to significant new cybersecurity issues on a regular basis.

We rely heavily on third party service providers for our clinical development activities and cloud-based documentation and communications. A cybersecurity incident at a vendor or other third-party service provider could have a material and adverse impact on our business, results of operations and financial condition. We do not currently have a formal process in place for evaluating or reviewing third party vendor cybersecurity risks and procedures and rely on such third parties to implement adequate protectionary and detection measures.

We do not specifically utilize assessors, consultants, auditors, or other third parties to evaluate or enhance our cybersecurity programs. On an annual basis, our information technology risks, controls and procedures are reviewed by third-party experts as part of our Sarbanes-Oxley review and testing.

Board Governance and Management

Our management team is primarily responsible for assessing and managing our strategic risk exposures, including material risks from cybersecurity threats, with assistance from third-party service providers. Management oversees our cybersecurity process on a day-to-day basis, including those described in “Risk Management and Strategy,” above.

Our board of directors has oversight responsibility for risk management, which it administers directly and with assistance from its committees, primarily the audit committee. Throughout the year, the board and its committees engage with management to discuss a wide range of enterprise risks, including cybersecurity.

The audit committee assists the board of directors by overseeing the steps management has taken to monitor and mitigate cybersecurity threats and risks. The audit committee receives reports annually from management on our cybersecurity strategy and program. Significant changes are reported to the audit committee from time to time. Cybersecurity incidents which are determined by management to be material will be reported immediately to the audit committee.

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

ITEM 3.   LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please see Note 5, Commitments and Contingencies, to our consolidated financial statements included in Part IV in this Annual Report. We may, in the ordinary course of business, face various claims brought by third parties, and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could subject us to costly litigation. If this were to happen, the payment of any such awards could have a material adverse effect on our business, financial condition and results of operations. Additionally, any such claims, whether or not successful, could damage our reputation and business.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed under the symbol TRAW on the Nasdaq Capital Market.

Stockholders

As of March 26, 2025, there were approximately 105 holders of record for shares of our common stock. This does not reflect beneficial stockholders who held their common stock in “street” or nominee name through brokerage firms.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under the Company’s equity compensation plans is contained in Part III, Item 11 of this Annual Report, and incorporated by reference herein.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the fiscal year ended December 31, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Reports on Form 10-Q.

Issuer Repurchases of Equity Securities

There were no repurchases of our capital stock during the fourth quarter of 2024.

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

Overview

The Company’s net losses were $166.5 million and $18.9 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had an accumulated deficit of $649.2 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met.

As of December 31, 2024, the Company had $21.3 million in cash and cash equivalents. On December 29, 2024, the Company entered into the Securities Purchase Agreement described below (the “December 2024 Purchase Agreement”), for the sale of shares of Company common stock, pre-funded warrants, and Series A Warrants and raised gross proceeds of $20.0 million at closing on December 31, 2024. In addition, on April 1, 2024, in connection with the Merger, the Company entered into a Securities Purchase Agreement (the “April 2024 Securities Purchase Agreement”) for the sale of common and preferred stock to TPAV, LLC (“TPAV”), an affiliate of Torrey Pines, and OrbiMed Private Investments VIII, LP (“OrbiMed”), an affiliate of OrbiMed Advisors (together, the “Investors”) and raised gross proceeds of $14.0 million. Based on current projections, we believe that we do not have sufficient cash and cash equivalents to support our operations for more than one year following the date that these financial statements are issued.

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

Our Portfolio/ Product Candidates/ Compounds

We are a clinical-stage biopharmaceutical company aiming to address unmet medical needs in respiratory viral diseases and cancer. Following the closing of the Merger in which we acquired Trawsfynydd Therapeutics, Inc. on April 1, 2024, we are advancing the development of four clinical programs:

●	Tivoxavir marboxil, which we acquired as part of the Merger, is a small molecule cap-dependent endonuclease inhibitor. Cap-dependent endonuclease (“CEN”) is an enzyme that is important for influenza virus replication. Tivoxavir marboxil is intended to inhibit CEN and, thus, is intended to impede influenza virus replication including, the influenza A or B viral strains and bird flu viral strains. It is our intention to develop tivoxavir marboxil as an oral dose given only once for potential treatment and prophylaxis of bird flu and seasonal influenza.

The first-in-man clinical study of tivoxavir marboxil (designated AV5124 in a previous study) was performed from May to September of 2023 in Russia. The study sponsor was Pharmasyntez, JSC. We have the right to use the data resulting from the study outside of Russia and the Eurasian Economic Community countries. The trial was a single ascending dose study, and, as such, each study participant only received one dose of tivoxavir marboxil. The study consisted of four dose cohorts that received 20, 40, 80 or 120 mg tivoxavir marboxil delivered as 20 mg strength tablets, or placebo. The study enrolled 28 healthy males ages 18-45 years who received either the study drug or placebo. The primary study endpoint was measurement of the safety and tolerability of single drug doses in healthy volunteers. The secondary endpoint was the measurement of pharmacokinetic parameters of single drug doses in healthy volunteers on an empty stomach or after a meal. In the study, one subject who received a single 40 mg dose of the study drug, experienced two adverse events (“AEs”). This subject experienced hyperglycemia, which was deemed to be mild and believed probably related to tivoxavir marboxil, and erosive gastritis with complications in the form of severe iron deficiency anemia, which was considered to be a serious adverse event (“SAE”) believed unlikely to be related (doubtful per the protocol) to the study drug.

There were no other AEs in the trial, including at higher doses. The pharmacokinetic measurements indicated a small food effect for tivoxavir marboxil, with increased exposure when drug was taken after a meal but otherwise showed increasing exposure with increasing dose.

We are further advancing the development of tivoxavir marboxil with a Traws Pharma sponsored Phase 1 randomized, blinded, and placebo-controlled study in Australia that was approved by the Human Research Ethics Committee. To date, this study enrolled four cohorts of 8 participants, with 6 participants randomized to receive study drug and 2 participants assigned to receive placebo in each cohort. Participants were required to be healthy males or females ages 18-64 years. Participants took either one dose of the study drug or one dose of placebo, depending on the group they were assigned to. The dose levels that were evaluated included 80, 120, 240 mg, and 480 mg taken, via oral capsules. The primary endpoint of the study was the measurement of safety and tolerability, and the secondary and other endpoints included the determination of the drug pharmacokinetic profile. Topline data showed good overall tolerability and a pharmacokinetic profile that appears to support the potential use of tivoxavir marboxil as a one-time treatment for influenza. Sixteen AEs were recorded, of which three were reported as possibly related to study drug during the study; all were mild headaches. Topline data from this study showed that a single dose of tivoxavir marboxil maintained plasma drug levels consistently above the EC90 and within the predicted therapeutic window for more than 23 days. We plan to meet with the FDA in the first half of 2025 to align on a path forward, including to seek guidance regarding the potential for accelerated approval utilizing the “Animal Rule” for further development of tivoxavir marboxil in the treatment of H5N1 bird flu. The FDA “Animal Rule” allows approval of therapeutic interventions in cases where there is a risk of severe disease and a controlled human trial would be unethical or infeasible.

●	Ratutrelvir (“TRX01”), which we acquired as part of the Merger, is an inhibitor of the main protease (also known as 3CL protease) of the SAR-CoV-2 virus, the causative agent in COVID19. The main protease is an essential component in the mechanism for SARS-CoV-2 replication. TRX01 is intended to inhibit this protease and reduce SARS-CoV-2 virus replication. In vitro laboratory tests that measured the impact of TXR01 on SARS-CoV-2 replication, demonstrated that TRX01 inhibited the replication of viral isolates of the original SARS-CoV-2 isolates, and viral variants in the delta and omicron types. An animal study using the widely adopted K18 transgenic mouse model, demonstrated non-inferiority between TRX01 and the combination of nirmatrelvir + ritonavir, in terms of time to death and lung virus burden in this highly lethal model with neurological manifestations. Based on preclinical pharmacokinetic studies in multiple animal species, we intend to develop TRX01 for use without co-administration of a human cytochrome P450 (“CYP”) inhibitor such as ritonavir.

TRX01 was studied in a Phase 1 clinical trial that included single and multiple ascending dose phases. Participants were required to be healthy males or females ages 18-64 years. The primary endpoint of the study was the measurement of safety and tolerability, and the secondary endpoint included the determination of the drug pharmacokinetic and pharmacodynamic profiles. The Phase 1 trial was conducted in Australia. It was sponsored by the Company and was approved by the Human Research Ethics Committee. The trial administered either the study drug or placebo to 40 participants in the single ascending dose phase, which included 5 cohorts with 8 participants in each cohort (6 received study drug and two received placebo). Subjects in the single ascending dose phase received one oral dose of the study drug or placebo, depending on their assigned group. The single ascending dose portion of the study assessed TRX01 at 15, 50, 150, 300 and 600 mg doses. Subjects in the multiple ascending dose phase received a daily single oral dose of 150 mg or 600 mg (6 active and 2 placebo) for 10 consecutive days. The study was completed in September 2024. There were few recorded adverse events reported up to the highest dose, and none were determined to be related to study drug. Topline data from the study showed no treatment related adverse events reported up to the highest dose. Topline data also showed that once-daily administration of TRX01 for 10 consecutive days maintained plasma drug levels within the predicted therapeutic window for 12 days.

●	Narazaciclib is our oral CDK4-plus inhibitor intended initially to treat low grade endometrioid endometrial cancer and other cancers. Narazaciclib is a multi-targeted kinase inhibitor targeting multiple CDK’s, AMP-activated protein kinase (“AMPK”), related protein kinase 5 (“ARK5”), and colony-stimulating factor 1 receptor (“CSF1R”) at low nM concentrations, as well as other tyrosine kinases believed to drive tumor cell proliferation, survival and metastasis. We initiated a multi-center Phase 1/2a trial evaluating narazaciclib in combination with letrozole as a second or third-line therapy for recurrent metastatic low-grade endometrioid endometrial cancer in the first calendar quarter of 2023. In this study, both narazaciclib and letrozole were administered orally in the Phase 1 dose escalation phase. The first patient in this trial was dosed in May 2023 and the initial cohort (160mg) was completed and no DLTs were observed. The 200mg cohort enrolled 6 evaluable subjects but two patients experienced dose limiting toxicities. As a result, the dose of narazaciclib of 160mg once daily in combination with letrozole 2.5mg QD was declared to be the maximum tolerated dose and the recommended Phase 2 dose for women with low grade endometrioid endometrial cancer. This study is now closed to accrual. The database has been locked, and a clinical study report is currently under review.

Another Phase 1 study of narazaciclib as a monotherapy has also been conducted in patients with relapsed and/or refractory advanced cancer. The objectives of this study were to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of narazaciclib administered orally as escalating daily doses in patients with advanced cancer relapsed or refractory to at least 1 prior line of therapy. Narazaciclib was dosed on a continuous daily schedule in 28-day cycles. In this study, the highest dose tested was 280mg once daily given continuously. This study is now closed to accrual and data analysis is ongoing in preparation for database lock, data analysis and a clinical study report.

Narazaciclib is also being developed in greater China, under a 2017 license agreement between our company and HanX. The development in greater China is entirely sponsored by HanX. The compound is being studied in China in a clinical trial of patients with Grade III and IV glioma.

Our objective for narazaciclib is to establish additional partnerships for further development of the compound.

●	Rigosertib is our second asset in oncology. Rigosertib is currently being studied in investigator initiated trials for epidermolysis bullosa-associated squamous cell carcinoma. Both studies included the use of either IV or oral rigosertib, depending on the clinical need of the patient. This is due to GI obstruction arising as a result of the presence of esophageal strictures complicating oral administration or extreme skin fragility complicating IV administration. It is, therefore, important in these patients that the investigator has both dosing options for the appropriate dosing of their patients. The data presented here are preliminary and may be subject to change. Our objective for this program is to establish partnerships for the development of rigosertib in this indication.

Recent Developments

Reverse Stock Split

In September 2024, our board of directors (the “Board”) approved a one-for-25 reverse stock split of the Company’s outstanding shares of common stock (the “Reverse Stock Split”). Each 25 shares of the common stock of the Company, par value of $0.01 per share, issued and outstanding immediately prior to the Reverse Stock Split automatically reclassified, combined, converted and changed into one fully paid and non-assessable share of common stock. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding options, warrants and convertible preferred stock entitling the holders to purchase shares of the Company’s common stock, and the number of shares reserved for issuance pursuant to the Company’s 2021 Incentive Compensation Plan (as amended and restated, the “2021 Plan”), including pursuant to outstanding restricted stock units outstanding thereunder, was reduced proportionately. No fractional shares were issued as a result of the Reverse Stock Split. Instead, the Company’s stockholders who otherwise would have been entitled to a fraction of a share received a full share of common stock. All common stock, per share and related information presented in this Annual Report for periods prior to the date of the Reverse Stock Split, including the financial statements and accompanying notes, have been retroactively adjusted to reflect the Reverse Stock Split.

At the Market Offering Agreement

On March 10, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Citizens JMP Securities, LLC (“Citizens”), pursuant to which the Company may offer and sell shares of its common stock, having aggregate sales price of up to $50,000,000 (subject to certain limitations set forth in the ATM Agreement), from time to time, to or through Citizens, acting as sales agent and/or principal. Sales of shares of common stock, if any, pursuant to the ATM Agreement will be made by any method permitted that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the Nasdaq Capital Market or any other existing trading market in the United States for the Company’s common stock, directly to Citizens as principal, in privately negotiated transactions, in block transactions and/or in any other method permitted by law. Subject to the terms and conditions of the ATM Agreement, Citizens will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the Nasdaq Capital Market to sell shares, from time to time, based upon the Company’s instructions, including any price, time or size limits specified by the Company.

The Company is not obligated to make any sales of common stock under the ATM Agreement and no assurance can be given that the Company will sell any shares under the ATM Agreement, or, if it does, as to the price or amount of shares that the Company will sell, or the dates on which any such sales will take place. The ATM Agreement may be terminated by the Company at any time with five business days’ notice to Citizens, by Citizens at their discretion, or as otherwise permitted in the ATM Agreement.

The shares of Company common stock will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 and an accompanying prospectus (Registration Statement No. 333-273081), filed with the Securities and Exchange Commission (the “Commission”) on June 30, 2023, and declared effective by the Commission on July 11, 2023, including the base prospectus contained therein, as supplemented by a prospectus supplement dated March 10, 2025 (the “Prospectus Supplement”) and filed with the Commission pursuant to Rule 424(b) under the Securities Act, or subsequently filed prospectus supplements as applicable. In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $5,514,200, from time to time, to or through Citizens, which was the Company’s current “baby shelf” limitation under General Instruction I.B.6. of Form S-3 as of the date of filing the Prospectus Supplement.

The Company will pay Citizens a commission at a fixed rate of 3.0% of the gross proceeds of each sale of shares of Company common stock sold through or to Citizens under the ATM Agreement and will reimburse Citizens for the fees and disbursements of its legal counsel incurred in connection with entering into the transactions contemplated by the ATM Agreement in an amount not to exceed $50,000 in the aggregate, in addition to up to $5,000 per “Representation Date” (as defined in the ATM Agreement) in connection with ongoing diligence arising from the transactions contemplated by the ATM Agreement.

The Company made certain customary representations, warranties and covenants in the ATM Agreement concerning the Company and its subsidiaries and the registration statement and base prospectus contained therein, prospectus supplement and other documents and filings relating to the offering of the shares. In addition, the Company has also provided Citizens with customary indemnification rights.

Nasdaq Compliance

The Company received multiple notifications from The Nasdaq Stock Market LLC (“Nasdaq”) staff (the “Staff”) in 2024 regarding non-compliance with continued listing requirements. On February 25, 2025, the Company received a letter from Nasdaq confirming that the Company has regained compliance with Listing Rule 5550(b)(1) related to minimum stockholders’ equity requirements, as required by the Hearings Panel of Nasdaq’s decision dated December 13, 2024.

Pursuant to Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory panel monitor for a period of one year from the date of such letter.

December 2024 Purchase Agreement

On December 29, 2024, the Company entered into the December 2024 Purchase Agreement with several investors for the sale of (i) up to 3,630,205 Class A Units (“Class A Units”), each Class A Unit consisting of (a) one share of common stock or one pre-funded warrant to initially purchase one share of common stock, and (b) one Series A Warrant to purchase one share of common stock and (ii) 289,044 Class B Units (“Class B Units” and, together with the Class A Units, the “Units”), each Class B Unit consisting of one pre-funded warrant and one Series A Warrant. The purchase price per Class A Unit was $5.103 and the purchase price per Class B Unit was $5.093. The Units sold pursuant to the December 2024 Purchase Agreement were issued to the purchasers thereunder on December 31, 2024.

The Series A Warrants have an exercise price of $13.42 per share of common stock, and, subject to certain beneficial ownership limitations described in the Series A Warrants, will be exercisable six months after issuance and will expire on the earlier of (a) subject to the fulfilment of the Equity Conditions (as defined in the December 2024 Purchase Agreement), thirty Trading Days (as defined in the Purchase Agreement) after the last of the following data readouts to occur, as announced by the Company: (i) Ferret animal model Bird Flu data, (ii) non-human primate Bird Flu data, or (iii) Phase 2a Influenza A human clinical data and (b) the 5-year anniversary of the closing date of the December 2024 Purchase Agreement. The pre-funded warrants have an exercise price of $0.01 per share, and subject to certain beneficial ownership limitations described in the pre-funded warrants, are exercisable and do not expire. The exercise price of the Series A Warrants and pre-funded warrants will be subject to adjustment for stock splits, reverse splits, and similar capital transactions, as described in the Series A Warrants and pre-funded warrants.

The Company also entered into an agreement with Tungsten Advisors (through its Broker-Dealer, Finalis Securities LLC) (“Tungsten”), pursuant to which Tungsten agreed to serve as exclusive placement agent for the offering. The Company has agreed to pay Tungsten a cash fee equal to 8.25% of the aggregate gross proceeds raised in this offering from certain investors who are not affiliated with the Company and a cash fee equal to 4.125% of the aggregate gross proceeds raised in this offering with respect to certain investors that are affiliates of the Company.

The net proceeds to the Company from the offering were approximately $18.1 million, after deducting placement agent’s fees and other estimated offering expenses, with approximately $20 million gross proceeds at closing through the sale of shares of common stock and pre-funded warrants and up to another $52.6 million upon exercise of Series A Warrants issued with the offering if exercised in full prior to expiration thereof.

All of the securities in the offering were sold by the Company. The offering of common stock was made pursuant to the Company’s effective registration statement on Form S-3 (File No. 333-273081). The Series A Warrants, pre-funded warrants, and the shares of common stock underlying such warrants were offered in a concurrent private placement pursuant to an exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended, contained in Section 4(2) thereof and/or Regulation D thereunder. On January 14, 2025, as required by the December 2024 Purchase Agreement, the Company filed a registration statement on Form S-3 to register the shares of common stock issuable upon exercise of the Series A Warrants and the pre-funded warrants for resale by the holders thereof, which registration statement was declared effective by the SEC on January 22, 2205.

As required by the December 2024 Purchase Agreement, the Company obtained stockholder approval of the exercise of the Series A Warrants and pre-funded warrants, as required by Nasdaq rules, at that special meeting of stockholders held on February 17, 2025. Thereafter, certain investors exercised their pre-funded warrants for an aggregate of 1,382,559 shares of common stock.

On February 18, 2025, the Company and certain of the purchasers entered into amendments to the Series A Warrants (the “Series A Warrant Amendment”), pursuant to which the Series A Warrants issued to such purchasers were amended to (i) increase the threshold for a change of control, for purposes of determining whether a Fundamental Transaction (as defined in the Series A Warrants) has occurred, from 50% of the outstanding common stock of the Company to greater than 50% of the outstanding common stock of the Company, (ii) revise the expected volatility rate to be applied for purposes of determining the Black Scholes Value of the Series A Warrants to be utilized for calculating consideration payable to the holders of the Series A Warrants in connection with a Fundamental Transaction that is not within the Company’s control, and (iii) remove Section 3(h) of the Series A Warrants, which, under certain circumstances, provided for adjustments to the exercise price of the Series A Warrants in the event of a reverse stock split, stock consolidation, or a recapitalization or similar event involving the Company’s common stock based on the volume weighted average price of the Company’s common stock over the eleven trading day period commencing five trading days immediately preceding such event and the five trading days immediately following such event.

On March 27, 2025,  the Company and certain of the purchasers entered into amendments to the pre-funded warrants (the “PFW Amendment”), pursuant to which the pre-funded warrants issued to such purchasers were amended to increase the threshold for a change of control, for purposes of determining whether a Fundamental Transaction (as defined in the pre-funded warrants) has occurred, from 50% of the outstanding common stock of the Company to greater than 50% of the outstanding common stock of the Company.

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

Under the terms of the Merger Agreement, upon the consummation of the Merger on April 1, 2024 (the “Closing”), in exchange for the outstanding shares of capital stock of Trawsfynydd immediately prior to the effective time of the First Merger, the Company issued to the stockholders of Trawsfynydd an aggregate of (A) 141,982 shares of Common Stock and (B) 10,359.0916 shares of Series C Preferred (as defined and described below). Each share of Series C Preferred converts into shares of common stock, subject to certain conditions and the Beneficial Ownership Limitation (defined below) as set forth in the Certificate of Designation. In addition, the Company assumed all Trawsfynydd stock options immediately outstanding prior to the First Merger, each becoming an option to purchase common stock subject to adjustment pursuant to the terms of the Merger Agreement (the “Assumed Options”). The Assumed Options are exercisable for an aggregate of 365,547 shares of common stock. Following the effective time of the Second Merger, the Company changed its name to “Traws Pharma, Inc.”

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

Pursuant to the Merger Agreement, the Company agreed to hold a stockholders’ meeting to submit, among other proposals, the following proposals to its stockholders for their consideration: (i) the approval of the conversion of shares of Series C Preferred into shares of Common Stock in accordance with the rules of the Nasdaq Stock Market LLC, the Merger Agreement and the Certificate of Designation (the “Conversion Proposal”) and (ii) the approval of an amendment to the Company’s Certificate of Incorporation (as amended to date, the “Charter”), to increase the authorized shares of common stock from 125,000,000 to 250,000,000 (the “Share Increase Proposal” and together with the Conversion Proposal, the “Meeting Proposals”). In connection with these matters, the Company agreed to file a proxy statement on Schedule 14A with the Securities and Exchange Commission (the “SEC”). Such proxy statement was filed on August 9, 2024. At a special meeting of the stockholders held on September 16, 2024, the stockholders approved the Meeting Proposals and, subject to the Beneficial Ownership Limitation, the outstanding shares of Series C Preferred, automatically converted to shares of common stock. After the automatic conversion, there were 7,440 shares of Series C Preferred outstanding. In connection with the increase in common shares outstanding due to the December 2024 Purchase Agreement, certain investors converted an additional 42.45 Series C Preferred shares into an aggregate of 16,980 shares of the Company’s common stock to maintain the Beneficial Ownership Limitation. As of December 31, 2024, 7,398 shares of Series C remained outstanding.

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

In connection with the execution of the Merger Agreement, the Company and Trawsfynydd entered into stockholder support agreements (the “Trawsfynydd Stockholder Support Agreements”) with all of Trawsfynydd’s stockholders (solely in their capacity as stockholders of the Company). Pursuant to the Trawsfynydd Stockholder Support Agreements, among other things, each of the Trawsfynydd stockholders agreed to the terms and conditions of the Merger Agreement, to waive any dissenters’ rights and to release claims such stockholder may have against the Company and Trawsfynydd.

Lock-up Agreements

Concurrently and in connection with the execution of the Merger Agreement, certain Trawsfynydd stockholders as of immediately prior to the Closing, and certain directors, officers, and stockholders of the Company as of immediately prior to the Closing entered into lock-up agreements with the Company and Trawsfynydd, pursuant to which each such stockholder agreed to be subject to a 180-day lockup on the sale or transfer of shares of the Company held by each such stockholder at the Closing, including those shares of Common Stock received by each such stockholder in the Merger and Common Stock received upon conversion of Series C Preferred upon Board approval (the “Lock-up Agreements”).

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

Private Placement and Securities Purchase Agreement

On April 1, 2024, the Company entered into the April 2024 Securities Purchase Agreement with TPAV and OrbiMed. Pursuant to the April 2024 Purchase Agreement, the Company issued and sold an aggregate of (i) 19,879 shares of common stock and (ii) 1,578.2120 shares of Series C Preferred (the “Private Investment in Public Equity” or “PIPE Securities”) for an aggregate purchase price of approximately $14 million (collectively, the “Financing”). The closing of the Financing occurred concurrently with the closing of the Merger on April 1, 2024 (the “Financing Closing Date”). Subject to the Beneficial Ownership Limitation (defined below), each share of Series C Preferred converts into shares of common stock, as provided in the Certificate of Designation.

Registration Rights Agreement

On April 1, 2024, in connection with the April 2024 Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the holders of common stock and Series C Preferred signatory thereto. Pursuant to the Registration Rights Agreement, we are required to prepare and file a resale registration statement with the SEC within 90 calendar days following the Financing Closing Date (the “Filing Deadline”), with respect to the shares of common stock underlying the PIPE Securities and the common stock and Series C Preferred issued to the signatories to the Registration Rights Agreement in the Merger. The Company filed such registration statement on July 1, 2024, which was declared effective on August 28, 2024.

Certificate of Designation

On April 1, 2024, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series C Non-Voting Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware in connection with the Merger. The Certificate of Designation provides for the designation of shares of the Series C Preferred. Holders of Series C Preferred are entitled to receive dividends on shares of Series C Preferred equal to, on an as-if-converted-to-common-stock basis, and in the same form as dividends actually paid on shares of the common stock.

Except as otherwise required by law, the Series C Preferred does not have voting rights. However, as long as any shares of Series C Preferred are outstanding, we will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series C Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series C Preferred or alter or amend the Certificate of Designation, amend or repeal any provision of, or add any provision to, the Charter or our bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, in each case if any such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series C Preferred, regardless of whether any of the foregoing actions shall be by means of amendment to the Charter or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (ii) issue further shares of Series C Preferred, (iii) prior to the earlier of stockholder approval of the Conversion Proposal or the six-month anniversary of the Closing, consummate either: (A) any Fundamental Transaction (as in the Certificate of Designation) or (B) any stock sale to, or any merger, consolidation or other business combination with or into, another entity in which our stockholders immediately before such transaction do not hold at least a majority of the capital stock immediately after such transaction, or (iv) enter into any agreement with respect to any of the foregoing.

The Series C Preferred does not have a preference upon any liquidation, dissolution or winding-up of Traws Pharma. Following stockholder approval of the Conversion Proposal, each share of Series C Preferred automatically converted into 400 shares of common stock (on a post-split basis), subject to certain limitations, including that a holder of Series C Preferred was prohibited from converting shares of Series C Preferred into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than 19.9% of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion (the “Beneficial Ownership Limitation”). The Series C Preferred is redeemable for cash at the option of the holder thereof at any time following the date that is nine months after the initial issuance of the Series C Preferred or following any failure to deliver shares of common stock in accordance with the terms of the Series C Preferred, at a price per share equal to the then-current fair value of the Series C Preferred on an as-converted basis, as described in the Certificate of Designation.

Certificate of Amendment

On April 2, 2024, the Company changed its name to “Traws Pharma, Inc.” pursuant to a certificate of amendment to the Charter filed with the Secretary of State of the State of Delaware (the “Name Change”). Pursuant to the Delaware General Corporation Law, a stockholder vote was not necessary to effectuate the Name Change and it does not affect the rights of the Company’s stockholders. In addition, effective at the open of market trading on April 3, 2024, our common stock ceased trading under the ticker symbol “ONTX” and began trading on the Nasdaq Stock Market under the ticker symbol “TRAW”.

Transaction Costs

In connection with the Merger, the Company incurred transaction costs of approximately $8.7 million during the year ended December 31, 2024. The transaction costs were included in the consideration paid to acquire Trawsfynydd and immediately expensed as a component of in-process research and development expense in the statement of operations for the year ended December 31, 2024.

Tungsten acted as financial advisor to the Company in connection with the Merger. As compensation for services rendered by Tungsten, the Company issued to Tungsten and its affiliates and designees an aggregate of 6,747 shares of Common Stock and 535 shares of Series C Preferred with an aggregated estimated fair value of $5.0 million and paid approximately $1.0 million in cash in April 2024. The 535 shares of Series C Preferred were subsequently converted into 220,932 shares of common stock in connection with the Board’s approval of the Series C Preferred conversion. All of the compensation to Tungsten was contingent on the closing of the Merger and therefore was expensed in the second quarter of 2024.

Employment and Severance Agreements

In accordance with the Merger Agreement, three directors were appointed to the Board of the Company and there were several changes to management, each effective as of the Closing.

On April 8, 2024, the Company terminated 11 of its 17 employees, some of whom have been retained as consultants. Severance costs of $0.9 million were expensed as a result of the termination. All severance costs were paid as of December 31, 2024.

Changes in Management

Effective February 5, 2025, Mark Guerin resigned from his role as Chief Financial Officer of the Company and Nora Brennan was appointed as Interim Chief Financial Officer.

On March 28, 2025, Werner Cautreels notified the Company of his decision to retire and resign from his role as Chief Executive Officer of the Company, effective as of the close of business on the day that this Annual Report is filed with the SEC (the “Termination Date”). Dr. Cautreels will continue to serve as a director on the Board after the Termination Date, and will also continue to provide certain consulting services to the Company for a period of time after the Termination Date.

Iain Dukes, the Company’s Executive Chairman, has been appointed as Interim Chief Executive Officer, effective as of the Termination Date.

Financial Overview

Revenue

During the years ended December 31, 2024 and 2023, our revenues were derived exclusively from activities conducted in accordance with our collaboration arrangement with SymBio.

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

We are recognizing the $7.5 million upfront payment received in 2011 under the SymBio collaboration agreement as revenue on a straight-line basis through December 2037, reflecting our estimate of when we will complete our obligations under the agreement. For the years ended December 31, 2024 and 2023, we recognized revenues of $226,000, under the SymBio collaboration agreement.

Operating Expenses

In-Process Research and Development

Research and development costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility which includes manufacturing, clinical, intellectual property and/or regulatory success which has no alternative future use. The licenses purchased by us require substantial completion of research and development and regulatory and marketing approval efforts in order to reach technological feasibility. As such, and since our inception, the purchase price of licenses acquired is classified as acquired in-process research and development expenses in the statements of operations.

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

Our research and development expenses are related to tivoxavir marboxil, ratutrelvir, narazaciclib, rigosertib, and potentially in-licensed products. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis because we are organized and record expense by functional department and our employees may allocate time to more than one development project. Accordingly, we do not allocate expenses to individual projects or product candidates, although we do allocate some portion of our research and development expenses by functional area and by compound.

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

Series A Warrant and pre-funded warrant expense

      Series A Warrant and pre-funded warrant expense represents the excess of the warrant liability compared to the net proceeds received as part of the December 2024 Purchase Agreement.

Other Income, Net

Other income, net consists principally of interest income earned on cash and cash equivalent balances and foreign exchange gains and losses.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

	Year ended December 31,
	2024	2023	Change
Revenue	$226,000	$226,000	$—
Operating expenses:
Acquired in-process research and development	117,464,000	—	117,464,000
Research and development	12,847,000	11,430,000	1,417,000
General and administrative	12,289,000	9,094,000	3,195,000
Total operating expenses	142,600,000	20,524,000	122,076,000
Loss from operations	(142,374,000)	(20,298,000)	(122,076,000)
Series A warrant and prefunded warrant expense	(24,438,000)	—	(24,438,000)
Other income, net	289,000	1,350,000	(1,061,000)
Net loss	$(166,523,000)	$(18,948,000)	$(147,575,000)

Revenues

Revenues for the years ended December 31, 2024 were consistent with the year ended December 31, 2023 and were due to the recognition of deferred revenue from our collaboration with SymBio.

Acquired in-process research and development

In connection with the Merger, we recognized a non-cash in-process research and development expense of $117.5 million related to the acquired virology programs that had no alternative future use at the time of acquisition which requires immediate expense recognition.

Research and development expenses

The details of our research and development expenses are:

	Year ended December 31,
	2024	2023
Virology	$4,589,000	$-
Oncology	5,290,000	8,444,000
Personnel related	2,787,000	2,400,000
Stock based compensation	181,000	586,000
	$12,847,000	$11,430,000

Research and development expenses increased by $1.4 million, or 12.4%, to $12.8 million for the year ended December 31, 2024, from $11.4 million for the year ended December 31, 2023.  The increase was primarily attributable to costs incurred in connection with our acquired virology programs of $4.6 million and a $0.4 million increase in personnel related expenses attributable to our restructuring activities. In connection with the Merger, we initiated and completed our Phase 1 study for tivoxavir marboxil in Australia. The increases were partially offset by a $3.2 million decrease in oncology costs and a $0.4 million decrease in stock based compensation.

General and administrative expenses

The details of our general and administrative expenses are:

	Year Ended December 31,
	2024	2023
Professional & consulting fees	$5,954,000	$2,162,000
Stock based compensation	1,209,000	715,000
Personnel related	3,035,000	3,264,000
Public company costs	1,231,000	1,968,000
Insurance & other	860,000	985,000
	$12,289,000	$9,094,000

General and administrative expenses increased by $3.2 million, or 35.1%, to $12.3 million for the year ended December 31, 2024, from $9.1 million for the year ended December 31, 2023. The increase was primarily attributable to a $3.8 million increase in consulting fees in connection with seeking strategic alternatives for our investors and a $0.5 million increase in stock based compensation as a result of the options assumed in connection with the Merger. These increases were partially offset by a decrease of $0.7 million in public company costs and a decrease in personnel related costs of $0.2 million due to a decrease in headcount.

Series A Warrant and pre-funded warrant expense

Series A Warrant and pre-funded warrant expense of $24.4 million during the year ended December 31, 2024 represents the excess fair value of the warrant liabilities of $42.5 million over the $18.1 million in net proceeds in connection with the December 2024 Purchase Agreement.

Other income, net

Other income, net, decreased by $1.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The change was caused by lower interest income due to lower cash balances.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and experienced negative cash flows from our operations. We incurred net losses of $166.5 million and $18.9 million for the years ended December 31, 2024 and 2023, respectively. Our operating activities used $29.8 million and $17.9 million of net cash during the year ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $649.2 million, working capital of $13.4 million, and cash and cash equivalents of $21.3 million. Based on current projections, we believe that we do not have sufficient cash and cash equivalents to support our operations for more than one year following the date that these financial statements are issued. As a result of these conditions, substantial doubt exists about our ability to continue as a going concern. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, we may have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us.

We will require substantial additional financing to fund our ongoing clinical trials and operations, and to continue to execute our strategy. To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to explore various dilutive and non-dilutive sources of funding, including debt and equity financings (including pursuant to the ATM Agreement), strategic alliances, business development and/or combinations, and other sources. The future success of the Company is dependent upon our ability to obtain additional funding. There can be no assurance, however, that we will be successful in obtaining such funding in sufficient amounts, on terms acceptable to us, or at all. The failure to obtain sufficient capital on acceptable terms when needed would have a material adverse effect on our business, results of operations, and financial condition. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued.

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

Cash Flows

The following table summarizes our cash flows for the year ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(29,792,000)	$(17,932,000)
Investing activities	(3,648,000)	(14,000)
Financing activities	33,976,000	—
Effect of foreign currency translation	(19,000)	10,000
Net increase (decrease) in cash and cash equivalents	$517,000	$(17,936,000)

Net cash used in operating activities

Net cash used in operating activities was $29.8 million for the year ended December 31, 2024 and consisted primarily of a net loss of $166.5 million and a $6.5 million change in operating assets and liabilities. Significant changes in operating assets and liabilities included a net decrease in accounts payable and accrued expenses of $4.5 million due to timing of invoices and payments to our vendors. These operating uses of cash were offset by $143.3 million in non-cash charges primarily attributable to the immediate expensing of in-process research and development acquired in connection with the Merger of $117.5 million, immediate expensing of the Series A warrant and pre-funded warrant expense of $24.4 million, and $1.4 million related to stock-based compensation expense.

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

Net cash used in investing activities

Net cash used in investing activities was $3.6 million for the year ended December 31, 2024 and primarily related to the transaction costs of $3.6 million in connection with the Merger.

Net cash used in investing activities was $14,000 for the year ended December 31, 2023 and primarily attributable to the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $34.0 million for the year ended December 31, 2024 and primarily attributable to the net proceeds received from the sale of our preferred and common stock in connection with the securities offerings in April and December 2024. There were no financing activities during the year ended December 31, 2023.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2025 to be higher than 2024 due to clinical trials and increased headcount in our clinical and regulatory groups. We also expect an increase in costs for potential in-licensing, the timing of which will be determined by the timing of any potential in-licensing. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that, currently, our non-cancelable obligations under these agreements are not material. Based on current projections, we believe that we do not have sufficient cash and cash equivalents to support our operations for more than one year following the date that these financial statements from our Annual Report on Form 10-K are issued. These conditions raise substantial doubt about our ability to continue as a going concern through the one-year period after the date that the financial statements are issued.

We are exploring various sources of funding for continued development and any potential in-licensed compounds as well as our ongoing operations. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met. If we obtain regulatory approval for any of our product candidates, we expect to incur significant NDA preparation and commercialization expenses. We do not currently have a relationship with an organization for the sales, marketing and distribution of pharmaceutical products. In the future, we may rely on licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories. If we choose to build a commercial infrastructure to support marketing in the United States for any of our product candidates that achieve regulatory approval, such commercial infrastructure could be expected to include a targeted, oncology sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to having any certainty about marketing approval. Furthermore, we have and expect to continue to incur additional costs associated with operating as a public company.

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with US generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements found in this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our consolidated financial statements.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Interim Chief Financial Officer (our principal financial officer), has evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, and due to the identification of material weaknesses in our internal controls over financial reporting as of December 31, 2024, which is discussed in additional detail below, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, where appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-

15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2024, the end of our fiscal year. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Although we had internal controls in place prior to the Merger, and our management has determined in recent years that such internal controls over financial reporting were effective, based on its assessment of our internal controls over financial reporting as of December 31, 2024, management determined that there were material weaknesses in our internal controls over financial reporting due to the fact that our controls were not effectively updated and implemented to reflect the changes in processes and staffing as a result of the Merger. This is the result of not having a sufficient risk assessment process in place post-Merger to identify and analyze risks of misstatement due to fraud and/or error. Additionally, management determined that there was an inadequate segregation of duties over the preparation, review and posting of manual journal entries. Due to the material weaknesses, management concluded that as of December 31, 2024, the Company’s internal control over financial reporting was not effective.

As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the resulting amendment of Section 404 of the Sarbanes-Oxley Act of 2002, as a smaller reporting company, the Company is not required to provide an attestation report by our independent registered public accounting firm regarding internal control over financial reporting for the fiscal year ended December 31, 2024 or thereafter, until such time as we are no longer eligible for the exemption for smaller issuers set forth within the Sarbanes-Oxley Act.

Inherent Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s goal is to improve upon our internal control environment as we continue integration efforts for the Trawsfynydd business and continue to refine our processes and procedures to address changes in our staffing, processes and activities in new geographical regions post-Merger. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measurements that we are anticipating to make.

For a discussion of our internal controls, see the information provided in Item 1A under the risk factor captioned “If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.”

ITEM 9B.   OTHER INFORMATION

Pre-Funded Warrant Amendment

As discussed elsewhere in this Annual Report, on December 29, 2024, the Company entered into the December 2024 Purchase Agreement with certain purchasers named therein, pursuant to which, on December 31, 2024, the Company sold and issued to such purchasers an aggregate of (i) 3,630,205 Class A Units, each Class A Unit consisting of (a) one share of common stock or one pre-funded warrant to purchase one share of common stock and (b) one Series A Warrant to purchase one share of common stock, and (ii) 289,044 Class B Units, each Class B Unit consisting of one pre-funded warrant to purchase one share of common stock and one Series A Warrant to purchase one share of common stock.

On March 27, 2025,  the Company and certain of the purchasers entered into amendments to the pre-funded warrants (the “PFW Amendment”), pursuant to which the pre-funded warrants issued to such purchasers were amended to increase the threshold for a change of control, for purposes of determining whether a Fundamental Transaction (as defined in the pre-funded warrants) has occurred, from 50% of the outstanding common stock of the Company to greater than 50% of the outstanding common stock of the Company.

The foregoing description of the PFW Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the PFW Amendment, the form of which is filed as Exhibit 4.7 to this Annual Report and is incorporated herein by reference.

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2024, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

Werner Cautreels Separation Agreement and Consulting Agreement

As previously disclosed in that Current Report on Form 8-K filed by the Company with the SEC on March 28, 2025, Werner Cautreels, the Company’s Chief Executive Officer, notified the Company of his decision to retire and resign from his role as Chief Executive Officer of the Company, effective as of the close of business on the day that the Company files this Annual Report with the SEC (the “Termination Date”). Iain Dukes, Executive Chairman of the Company, has been appointed to serve as Interim Chief Executive Officer upon the effectiveness of Dr. Cautreels’ resignation.

On March 31, 2025, in connection with Dr. Cautreels’ resignation and retirement, the Company and Dr. Cautreels entered into a Separation Agreement and Release of all Claims (the “Separation Agreement”), pursuant to which the Company agreed to pay Dr. Cautreels $10,000 (less standard deductions and withholdings), payable in a single lump sum, which amount includes all amounts due and payable to Mr. Cautreels through the Termination Date.  In exchange for such payment, Dr. Cautreels has (i) provided the Company with a general release and waiver of claims, and (ii) agreed to be bound by certain restrictive covenants, including those relating to non-disparagement and confidentiality.

Additionally, on March 31, 2025, the Company and Dr. Cautreels entered into a Consulting Services Agreement (the “Consulting Agreement”), pursuant to which Dr. Cautreels agreed to provide certain consultancy services to the Company for the period from April 1, 2025 to December 31, 2025, subject to earlier termination or extension pursuant to the Consulting Agreement. Pursuant to the Consulting Agreement, the Company shall pay Dr. Cautreels $10,000 per month as compensation for services to be rendered during the term of the Consulting Agreement.

The foregoing summaries of the terms of the Separation Agreement and the Consulting Agreement do not purport to be complete, and are, respectively, qualified in their entirety by reference to the complete text of the Separation Agreement and Consulting Agreement, copies of which are attached as Exhibits 10.46 and 10.47, respectively, to this Annual Report and incorporated herein by reference.

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item will be set forth in the Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics” and “Corporate Governance” and is incorporated herein by reference.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements: See Index to Consolidated Financial Statements on page F-1.
(3)	Exhibits: See Exhibits Index on page 83

ITEM 16.   FORM 10-K SUMMARY

Information with respect to this item is not required and has been omitted at the Company’s option.

Exhibit Number	Exhibit Description
2.1

Agreement and Plan of Merger, dated April 1, 2024, by and among the Onconova Therapeutics, Inc., Traws Merger Sub I, Inc., Traws Merger Sub II, LLC, and Trawsfynydd Therapeutics, Inc (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 3, 2024).

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

3.10

Certificate of Designation of Series C Non-Voting Convertible Preferred Stock of Onconova Therapeutics, Inc., dated April 1, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 3, 2024).

3.11

Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Onconova Therapeutics, Inc., as amended, dated April 2, 2024 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 3, 2024).

3.12

Certificate of Amendment to the Tenth Amended and Restated Certificate of Incorporation of Traws Pharma, Inc., as amended (the Reverse Stock Split Certificate of Amendment) (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 17, 2024).

3.13

Certificate of Amendment to the Tenth Amended and Restated Certificate of Incorporation of Traws Pharma, Inc., as amended (the Authorized Shares Increase Certificate of Amendment) (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 17, 2024).

Exhibit Number	Exhibit Description
3.14

Amended and Restated Bylaws of Onconova Therapeutics, Inc. (Incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 11, 2013).

3.15

Amendment to Amended and Restated Bylaws of Traws Pharma, Inc., effective as of June 26, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 28, 2024).

4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).
4.2	Form of Pre-Funded Warrant, issued as of February 12, 2018 (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 8, 2018).
4.3	Form of Pre-Funded Warrant, issued as of May 1, 2018 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 30, 2018).
4.4	Form of Series A Warrant, dated December 31, 2024 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 31, 2024).
4.5	Form of Pre-Funded Warrant, dated December 31, 2024 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 31, 2024).
4.6

Form of Amendment to Series A Common Stock Purchase Warrant, by and between Traws Pharma, Inc. and certain holders, dated February 18, 2025 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 18, 2025).

4.7#	Form of Amendment to Pre-Funded Warrant, by and between Traws Pharma, Inc. and certain holders, dated March 27, 2025.
4.8#	Description of the Company’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.
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

10.15+

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

10.18

License and Collaboration Agreement, effective as of May 10, 2019, by and between Onconova Therapeutics, Inc. and HanX Biopharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2019).

10.19

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

10.21**

Distribution, License and Supply Agreement, effective as of November 20, 2019, by and between Onconova Therapeutics, Inc. and Knight Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2019).

10.22**

Distribution, License and Supply Agreement, by and between Onconova Therapeutics, Inc. and Specialised Therapeutics Asia Pte. Ltd., effective as of December 18, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2019).

10.23+	Form of Stock Appreciation Right Award Agreement (for Employees) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2020).
10.24+	Form of Stock Appreciation Right Award Agreement (for Non-Employee Directors) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2020).
10.25+	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2020).
10.26+

Employment Agreement, dated June 14, 2021, by and between Onconova Therapeutics, Inc. and Mark Stephen Gelder, M.D. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021).

10.27+

Employment Agreement, dated March 9, 2021, by and between Onconova Therapeutics, Inc. and Abraham N. Oler (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021).

10.28+

Amendment to Employment Agreement, dated as of March 18, 2021, by and between Onconova Therapeutics, Inc. and Steven M. Fruchtman, M.D. (Incorporated by reference to Exhibit 10.15.2 to the Company’s Annual Report on Form 10-K filed on March 18, 2021).

Exhibit Number	Exhibit Description
10.29+	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
10.30+	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
10.31#	Master Research and Development Agreement dated January 5, 2022, by and between Viriom, Inc and Trawsfynydd Therapeutics, Inc.
10.32+

Amendment to Employment Agreement, effective as of June 10, 2022, by and between Onconova Therapeutics, Inc. and Mark Guerin (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2022).

10.33#	Master Research and Development Agreement dated September 23, 2022, by and between ChemDiv, Inc. and Trawsfynydd Therapeutics, Inc.
10.34#	Master Research and Development Agreement dated September 1, 2022, by and between Expert Systems, Inc. and Trawsfynydd Therapeutics, Inc.
10.35+	Onconova Therapeutics, Inc. 2021 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2022).
10.36#	License Agreement, dated January 20, 2023, by and between Trawsfynydd Therapeutics, Inc. and Viriom, Inc.
10.37+

Employment Agreement, dated as of October 2, 2023, by and between Onconova Therapeutics, Inc. and Victor Mandia Moyo, MBChB (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023).

10.38**

Securities Purchase Agreement, dated April 1, 2024, by and among the Onconova Therapeutics, Inc., OrbiMed and TorreyPines (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2024).

10.39

Registration Rights Agreement, dated April 1, 2024, by and among the Onconova Therapeutics, Inc., OrbiMed and TorreyPines (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 3, 2024).

10.40+

Employment Agreement, dated April 1, 2024, by and between Onconova Therpeutics, Inc. and Werner Cautreels (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 3, 2024).

10.41+	Form of Offer Letter for Ian Dukes and Nikolay Savchuck, dated April 1, 2024 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 3, 2024).
10.42	Form of Securities Purchase Agreement, dated December 31, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 31, 2024).
10.43+

Separation Agreement and Release of all Claims, by and between Traws Pharma, Inc. and Mark Guerin, dated February 5, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2025).

10.44+

Offer Letter, by and between Traws Pharma, Inc. and Nora Brennan, dated February 5, 2025 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2025).

10.45

At the Market Offering Agreement, by and between Traws Pharma, Inc. and Citizens JMP Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2025).

10.46#+	Separation Agreement and Release of all Claims, by and between Traws Pharma, Inc. and Werner Cautreels, dated March 31, 2025.
10.47#	Consulting Services Agreement, by and between Traws Pharma, Inc. and Werner Cautreels, dated March 31, 2025.
21.1#	Subsidiaries of Traws Pharma, Inc.
23.1#	Consent of KPMG LLP
23.2#	Consent of Ernst & Young, LLP.
31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1##	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description
32.2##	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1

Compensation Recoupment Policy of Onconova Therapeutics, Inc., dated as of December 1, 2023 (Incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on April 1, 2024).

101.INS †	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104 †	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)

EXHIBITS INDEX

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**

Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

# Filed herewith.

## Furnished herewith.

† The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2025
Traws Pharma, Inc.

	By:	/s/ Werner Cautreels, Ph.D.
Werner Cautreels, Ph.D. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Werner Cautreels, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2025
Werner Cautreels, Ph.D.

/s/ Nora Brennan	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2025
Nora Brennan

/s/ Iain Dukes, D. PHIL.	Executive Chairman, Board of Directors	March 31, 2025
Iain Dukes, D. Phil

/s/ Nikolay Savchuk, PH.D.	Director	March 31, 2025
Nikolay Savchuk, Ph.D.

/s/ Trafford Clarke, PH.D.	Director	March 31, 2025
Trafford Clarke, Ph.D.

/s/ Mary Teresa Shoemaker	Director	March 31, 2025
Mary Teresa Shoemaker

/s/ Jack E. Stover	Director	March 31, 2025
Jack E. Stover

TRAWS PHARMA, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Traws Pharma, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Traws Pharma, Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of prepaid research and development expenses

As discussed in Note 4 to the consolidated financial statements, the Company has $1,514,000  of prepaid research and development expenses as of December 31, 2024. As discussed in Note 2, research and development costs are charged to expense as incurred and consist primarily of expenses incurred under agreements with contract research organizations (CRO) and investigative sites that conduct clinical trials and preclinical studies. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued expense.

We identified the evaluation of prepaid research and development expenses for a certain CRO as a critical audit matter. Specifically, evaluating the sufficiency of audit evidence obtained over associated costs incurred for the services provided by the selected CRO required especially subjective auditor judgment due to the nature of evidence available regarding progress towards completion of underlying phases within the statements of work.

The following are the primary procedures we performed to address this critical audit matter. For the selected CRO, we inspected the statements of work and a selection of payments made, and compared them to the Company’s schedule of costs incurred as of year-end. We also confirmed the status of underlying phases within the statements of work directly with the selected CRO. We assessed the sufficiency of audit evidence obtained related to prepaid research and development expenses with the selected CRO by evaluating the cumulative results of the audit procedures

/s/ KPMG LLP

We have served as the Company’s auditor since 2024.

Philadelphia, Pennsylvania
March 31, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Traws Pharma, Inc. (formerly Onconova Therapeutics, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Traws Pharma, Inc. (formerly Onconova Therapeutics, Inc.) (the Company) as of December 31, 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor from 2013 to 2024.

Philadelphia, Pennsylvania

April 1, 2024

except for the second paragraph of Note 1, and Note 10, as to which the date is March 31, 2025.

TRAWS PHARMA, INC.

Consolidated Balance Sheets

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$21,338,000	$20,821,000
Tax incentive and other receivables	1,765,000	18,000
Prepaid expenses and other assets	1,848,000	1,821,000
Total current assets	24,951,000	22,660,000
Property and equipment, net	10,000	22,000
Other assets	1,000	1,000
Total assets	$24,962,000	$22,683,000
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$8,186,000	$5,619,000
Accrued expenses and other liabilities	3,121,000	3,375,000
Deferred revenue	226,000	226,000
Total current liabilities	11,533,000	9,220,000
Deferred revenue, non-current	2,565,000	2,791,000
Warrant liabilities	42,494,000	—
Total liabilities	56,592,000	12,011,000

Commitments and contingencies (Note 5)

Stockholders’ (deficit) equity:
Series C Preferred stock, $0.01 par value, 5,000,000 shares authorized, 7,440 shares issued and 7,398 shares outstanding at December 31, 2024 and no shares issued and outstanding at December 31, 2023	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 3,650,731 and 840,251 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	36,000	9,000
Additional paid in capital	617,530,000	493,317,000
Accumulated deficit	(649,154,000)	(482,631,000)
Accumulated other comprehensive loss	(42,000)	(23,000)
Total stockholders’ (deficit) equity	(31,630,000)	10,672,000
Total liabilities and stockholders’ (deficit) equity	$24,962,000	$22,683,000

See accompanying notes to consolidated financial statements.

TRAWS PHARMA, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2024	2023
Revenue	$226,000	$226,000
Operating expenses:
Acquired in-process research and development	117,464,000	—
Research and development	12,847,000	11,430,000
General and administrative	12,289,000	9,094,000
Total operating expenses	142,600,000	20,524,000
Loss from operations	(142,374,000)	(20,298,000)
Series A warrant and pre-funded warrant expense	(24,438,000)	—
Other income, net	289,000	1,350,000
Net loss	$(166,523,000)	$(18,948,000)
Net loss attributable to common stockholders, basic and diluted	$(54,674,000)	$(18,948,000)
Weighted-average shares of common stock outstanding, basic and diluted	1,552,685	839,554
Net loss per share of common stock, basic and diluted	$(35.21)	$(22.57)
Net loss attributable to Series C Preferred stockholders, basic and diluted	$(111,849,000)	$—
Weighted-average shares of Series C Preferred outstanding, basic and diluted	7,941	—
Net loss per share of Series C Preferred, basic and diluted	$(14,085.00)	$—

See accompanying notes to consolidated financial statements.

TRAWS PHARMA, INC.

Consolidated Statements of Comprehensive Loss

	Years ended December 31,
	2024	2023
Net loss	$(166,523,000)	$(18,948,000)
Other comprehensive loss
Foreign currency translation adjustments	(19,000)	10,000
Other comprehensive loss (income)	(19,000)	10,000
Comprehensive loss	$(166,542,000)	$(18,938,000)

See accompanying notes to consolidated financial statements.

TRAWS PHARMA, INC.

Consolidated Statements of Stockholders’ Equity

	Stockholders’ Equity (Deficit)
									Accumulated
	Redeemable Convertible						Additional		other
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	income (loss)	Total
Balance at December 31, 2022	—	$—	—	$—	837,040	$9,000	$492,016,000	$(463,683,000)	$(33,000)	$28,309,000
Stock-based compensation	—	—	—	—	—	—	1,301,000	—	—	1,301,000
Shares issued for vested restricted stock units	—	—	—	—	3,211	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	10,000	10,000
Net loss	—	—	—	—	—	—	—	(18,948,000)	—	(18,948,000)
Balance at December 31, 2023	—	$—	—	$—	840,251	$9,000	$493,317,000	$(482,631,000)	$(23,000)	$10,672,000

Issuance of stock in connection with the asset acquisition of Trawsfynydd	10,359	93,232,000	—	—	141,982	1,000	3,549,000	—	—	3,550,000
Transaction costs paid through the issuance of stock	535	4,815,000	—	—	6,747	—	169,000	—	—	169,000
Issuance of stock in connection with the private placement, net of expenses	1,578	13,572,000	—	—	19,879	—	427,000	—	—	427,000
Exchange of Trawsfynydd stock options for options of the Company	—	—	—	—	—	—	7,085,000	—	—	7,085,000
Conversion of redeemable convertible preferred stock upon stockholder approval	(12,472)	(111,619,000)	7,440	—	2,029,953	20,000	111,599,000	—	—	111,619,000
Issuance of common stock in connection with the Securities Purchase Agreement	—	—	(42)	—	608,197	6,000	(6,000)	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,390,000	—	—	1,390,000
Shares issued for vested restricted stock units	—	—	—	—	3,722	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(19,000)	(19,000)
Net loss	—	—	—	—	—	—	—	(166,523,000)	—	(166,523,000)
Balance at December 31, 2024	—	$—	7,398	$—	3,650,731	$36,000	$617,530,000	$(649,154,000)	$(42,000)	$(31,630,000)

See accompanying notes to consolidated financial statements.

TRAWS PHARMA, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023
Operating activities:
Net loss	$(166,523,000)	$(18,948,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	117,464,000	—
Series A warrant and pre-funded warrant expense	24,438,000	—
Depreciation and amortization	12,000	16,000
Stock-based compensation	1,390,000	1,301,000
Changes in assets and liabilities:
Receivables	(1,747,000)	11,000
Prepaid expenses and other current assets	(27,000)	(1,260,000)
Accounts payable	646,000	1,759,000
Accrued expenses and other current liabilities	(5,219,000)	(585,000)
Deferred revenue	(226,000)	(226,000)
Net cash used in operating activities	(29,792,000)	(17,932,000)

Investing activities:
Cash paid for acquisition, net of cash acquired	(3,648,000)	—
Payments for purchase of property and equipment	—	(14,000)
Net cash used in investing activities	(3,648,000)	(14,000)

Financing activities:
Proceeds from sale of common and preferred stock in connection with the private placement, net of expenses	13,999,000	—
Proceeds from sale of common stock in connection with the Securities Purchase Agreement, net of expenses	19,977,000	—
Net cash provided by financing activities	33,976,000	—
Effect of foreign currency translation on cash	(19,000)	10,000
Net increase (decrease) in cash and cash equivalents	517,000	(17,936,000)
Cash and cash equivalents at beginning of period	20,821,000	38,757,000
Cash and cash equivalents at end of period	$21,338,000	$20,821,000
Supplemental disclosure of cash flow information:
Preferred stock issued in connection with the reclassification and conversion of redeemable convertible preferred stock	$111,619,000	$—
Common stock issued in connection with acquisition of Trawsfynydd	$3,719,000	$—
Preferred stock issued in connection with acquisition of Trawsfynydd	$98,047,000	$—
Offering costs included in accounts payable	$1,921,000	$—

See accompanying notes to consolidated financial statements.

TRAWS PHARMA, INC.

Notes to Consolidated Financial Statements

1. Nature of Business

The Company

Traws Pharma, Inc. (“Traws Pharma” or the “Company”), formerly known as Onconova Therapeutics, Inc., was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company's headquarters are located in Newtown, Pennsylvania. On April 1, 2024, the Company acquired Trawsfynydd Therapeutics, Inc., a Delaware corporation (“Trawsfynydd”), through a merger and the name change to Traws Pharma was effected. The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in two programs that were grouped as a single identifiable in-process research & development (“IPR&D”) asset. Traws Pharma is a clinical stage biopharmaceutical company aiming to address unmet medical needs in respiratory viral diseases and cancer. The viral respiratory disease program includes an oral antiviral drug candidate for influenza and an oral inhibitor drug candidate of the SARS-CoV-2 Mpro (“3CL protease”). In the cancer program, Traws Pharma is developing the novel, proprietary multi-kinase CDK2/4/6 inhibitor narazaciclib for refractory endometrial cancer and potentially for other cancers.

Reverse Stock Split

In September 2024, the Board of Directors of the Company (the “Board”) approved a one-for-25 reverse stock split of the Company’s outstanding shares of common stock (the “Reverse Stock Split”). Each 25 shares of the Company’s common stock, par value of $0.01 per share, issued and outstanding immediately prior to the Reverse Stock Split automatically reclassified, combined, converted and changed into one fully paid and nonassessable share of common stock, par value of $0.01 per share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding options, warrants and convertible preferred stock entitling the holders to purchase shares of the Company’s common stock, and the number of shares reserved for issuance pursuant to the Company’s 2021 Incentive Compensation Plan (the “2021 Plan”), including pursuant to outstanding restricted stock units outstanding thereunder, was reduced proportionately. No fractional shares were issued as a result of the Reverse Stock Split. Instead, the Company’s stockholders who otherwise would have been entitled to a fraction of a share received a full share of common stock. All common stock, per share and related information presented in the financial statements and accompanying notes for periods prior to the date of the Reverse Stock Split have been retroactively adjusted to reflect the Reverse Stock Split.

Liquidity

The Company has incurred recurring operating losses since inception. For the year ended December 31, 2024, the Company incurred a net loss of $166,523,000 and as of December 31, 2024, the Company had generated an accumulated deficit of $649,154,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At December 31, 2024, the Company had cash and cash equivalents of $21,338,000. Based on current projections, the Company believes that it does not have sufficient cash and cash equivalents to support its operations for more than one year following the date that these financial statements are issued. As a result of these conditions, substantial doubt exists about the Company’s ability to continue as a going concern.

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

The Company received multiple notifications from The Nasdaq Stock Market LLC (“Nasdaq”) staff (the “Staff”) in 2024 regarding non-compliance with continued listing requirements. On February 25, 2025, the Company received a letter from Nasdaq confirming that the Company has regained compliance with Listing Rule 5550(b)(1) related to minimum stockholders’ equity requirements, as required by the Hearings Panel of Nasdaq’s decision dated December 13, 2024. Pursuant to Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory panel monitor for a period of one year from the date of such letter.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Trawsfynydd Therapeutics LLC, Trawsfynydd Therapeutics AU Ltd, Throxavir Therapeutics AU Pty Ltd, and Onconova Europe GmbH. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, and equity and the amount of revenues and expenses. Actual results could differ significantly from those estimates. The most significant estimates and assumptions that management considers in the preparation of the Company's financial statements relate to prepaid and accrued research and development costs; the valuation of consideration transferred in acquiring the assets of Trawsfynydd; and inputs used in the Black-Scholes model for stock-based compensation expense and Series A Warrant (as defined below) liability.

Segment Information

      Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one operating segment. The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The Company’s CODM manages the Company’s operations on a consolidated basis for the purpose of allocating resources. All the Company’s long-lived assets are held in the United States.

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

At December 31, 2024 the Company had $20,508,000 of its cash and cash equivalents in money market funds that invest in a portfolio of liquid, high-quality debt securities issued by the U.S. government.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturity from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposit, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. During the years ended December 31, 2024 and 2023, the Company received $510,000 and $1,391,000, respectively, of interest income primarily from a money market mutual fund that invests primarily in U.S. government obligations. The interest income is included in Other income, net in the Statement of Operations.

Deferred Financing Costs

The Company capitalizes costs that are directly associated with in-process equity and debt financing until such financings are consummated, at which time such costs are recorded against the gross proceeds from the applicable financing. If a financing is abandoned, deferred financing costs are expensed.

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

Tax Incentive Receivable

The Company is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian Research and Development Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company’s Australian subsidiaries began operations in the second quarter of 2024, and the Company has recognized reductions to R&D expenses of $1,543,000 for the year ended December 31, 2024.

Redeemable Convertible Preferred Stock

The Company records shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company has historically applied the guidance from the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and classified the redeemable convertible preferred stock outside of stockholders’ equity because, if conversion to common stock is not approved by the stockholders, the redeemable convertible preferred stock would have been redeemable at the option of the holders for cash equal to the closing price of the common stock on the last trading day prior to the holder’s redemption request. The Company determined that at the time, the conversion and redemption are outside of the Company’s control. Additionally, the Company determined the conversion and redemption features did not require bifurcation as derivatives. In September 2024, and in connection with the Company’s stockholder approval to allow for the conversion of outstanding preferred stock into common stock, the preferred stockholders right to request redemption expired. Immediately following the stockholder approval and related conversions to common stock, the Company reclassified the remaining preferred stock and related carrying value to permanent equity within the accompanying consolidated balance sheet as of December 31, 2024, and the preferred stock is no longer subject to temporary equity guidance within ASC 480-10-S99-3A.

Fair Value of Financial Instruments

The Company accounts for financial instruments under ASC 820, Fair Value Measurements (“ASC 820”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 — observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 — assets and liabilities whose significant value drivers are unobservable.

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, accounts payable, and accrued liabilities approximate their respective fair values because of the short-term nature of these accounts.

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents - money market funds	$20,508,000	$-	$-
Liabilities:
Warrant liabilities - Series A Warrants	$-	$-	$13,125,000
Warrant liabilities - Pre-funded Warrants	-	29,369,000	-
Total warrant liabilities	$-	$29,369,000	$13,125,000

December 31, 2023
Assets:
Cash and cash equivalents - money market funds	$20,559,000	$-	$-

On December 29, 2024, the Company entered into a Securities Purchase Agreement with several investors (the “December 2024 Purchase Agreement”) for the sale of (i) up to 3,630,205 Class A Units (“Class A Units”), each Class A Unit consisting of (a) one share of common stock or one pre-funded warrant to initially purchase one share of common stock, and (b) one Series A Warrant to purchase one share of common stock (“Series A Warrants”) and (ii) 289,044 Class B Units”, and together, with the Class A Units, the “Units”), each Class B Unit consisting of one pre-funded warrant and one Series A Warrant. The fair value of the pre-funded warrants is the intrinsic value of the pre-funded warrants due to their nominal exercise price. The fair value of the Series A Warrants was calculated using the Black-Scholes option pricing model and is revalued to fair value at the end of each reporting period until the earlier of the exercise or expiration of the Series A Warrants. The fair value of the Series A Warrant liability was estimated using the Black-Scholes option pricing model using the following assumptions:

December 31, 2024 (Issuance date)
Expected term of warrants (years)	1 year
Risk-free interest rate	4.2%
Expected volatility	126.9%
Dividend yield	$ -

The warrant liabilities were initially measured at fair value at the day of issuance and on a recurring basis. The changes in fair value of warrant liabilities will be recognized as part of the consolidated statements of operations. As the warrants were issued on December 31, 2024, no change in warrant liability has been recorded during the year ended December 31, 2024.

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

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceeds their fair value, which is measured based on the projected discounted future net cash flows generated from the assets. No impairment losses have been recorded through December 31, 2024.

Warrant Accounting

The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, ASC Topic 505, Equity, and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company accounts for the Series A Warrants and pre-funded warrants issued in December 2024 in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Series A Warrants and pre-funded warrants as liabilities at their fair value and adjust the liability to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. As the Series A Warrants and pre-funded warrants were issued on December 31, 2024, no change in warrant liability has been recorded during the year ended December 31, 2024.

Foreign Currency

The reporting currency of the Company and its U.S. subsidiaries is the U.S. dollar. The functional currency of the Company’s Australian subsidiary is the U.S. dollar. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the U.S. dollar are included in operations in the period in which the transaction occurs and reported within the other income, net in the consolidated statements of operations. The functional currency for the Company’s German subsidiary is the euro. Translation adjustments are included as a component of accumulated other comprehensive income and gains and losses resulting from exchange rate changes on such transactions are reflected within the Company’s statements of comprehensive loss.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company applies ASC 606 to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. In accordance with ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods and services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract that falls under the scope of ASC 606, determines those that are performance obligations and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Manufacturing supply service: Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered as options. The Company assesses if these options provide material rights to the licensee and if so, they are accounted for as separate performance obligations. If the Company is entitled to additional payments when the customer exercises these options, any additional payments are recorded when the customer obtains control of the goods, which is upon shipment.

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

The Company recognized revenue under its license and collaboration agreement with SymBio as follows (Note 13):

	Year ended December 31,
	2024	2023
Symbio
Upfront license fee recognition over time	$226,000	$226,000

Deferred revenue is as follows:

Symbio
Upfront Payment
Deferred balance at December 31, 2023	$3,017,000
Recognition to revenue	(226,000)
Deferred balance at December 31, 2024	$2,791,000

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The deferred tax asset primarily includes net operating loss and tax credit carry forwards, accrued expenses not currently deductible and the cumulative temporary differences related to certain research and patent costs, which have been charged to expense in the accompanying statements of operations but have been recorded as assets for income tax purposes. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A full valuation allowance has been established against all of the deferred tax assets (Note 11), as it is more likely than not that these assets will not be realized given the Company’s history of operating losses. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position.

Stock-Based Compensation Expense

The Company applies the provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employees, including employee stock options, stock appreciation rights, performance stock units and restricted stock units.

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

Clinical Trial Expense Accruals

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2024 and 2023, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Net Loss Per Share

For purposes of net loss per share, the Series C Preferred shares have the same characteristics as common stock and have no liquidation or other material preferential rights over common stock and accordingly, have been considered as a second class of common stock in the computation of net loss per share regardless of their legal form. Losses are allocated between the common shares and the Series C Preferred on a pro rata basis as they share equally in losses and residual net assets on an as-converted basis.

Basic loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period, including pre-funded warrants. The pre-funded warrants to purchase common stock are included in the calculation of basic and diluted net loss per share as the exercise price of $0.01 per share is non-substantive and is virtually assured.

Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, unvested restricted stock units, and common stock warrants, which would result in the issuance of incremental shares of common stock. Basic and diluted net loss per share data is the same due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2024	2023
Warrants	3,919,249	12,310
Stock Options	423,107	92,441
Unvested restricted stock units	22,421	9,888
	4,364,777	114,639

Recently Adopted Accounting Pronouncements

The Company adopted the FASB’s Accounting Standards Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), effective as of January 1, 2024 using the modified retrospective method. Among other amendments, ASU 2020-06 eliminates the cash conversion and beneficial conversion feature models in ASC 470-20 that require an issuer of certain convertible debt and preferred stock to separately account for embedded conversion features as a component of equity, as well as changed the accounting for diluted earnings-per-share for convertible instruments and contracts that may be settled in cash or stock. Additionally, ASU 2020-06 requires that the if-converted method, which is more dilutive than the treasury stock method, be used for all convertible instruments. The Company applied ASU 2020-06 to all redeemable convertible preferred stock during 2024, accordingly the Company did not apply the cash conversion or beneficial conversion feature models in its analysis of the redeemable convertible preferred stock.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public companies to disclose for each reportable segment the significant expense categories and amounts for such expenses. The Company incorporated the improved segment disclosures in the summary of significant accounting policies, herein.

Recently Issued but not yet Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which expands the disclosure required for income taxes. This ASU is effective for fiscal years beginning after December 16, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this ASU on its disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures.

3. Asset Acquisition

On April 1, 2024, the Company acquired Trawsfynydd, in accordance with the terms of an Agreement and Plan of Merger, dated April 1, 2024 (the “Merger Agreement”), pursuant to which the Company acquired Trawsfynydd’s tivoxavir marboxil and TRX01 programs and assumed certain liabilities associated with the acquired assets (the “Merger”). The upfront consideration included (i) the issuance of 141,982 shares of common stock of the Company at an aggregate fair value of $3,550,000, (ii) the issuance of 10,359 shares of Series C Convertible Preferred Stock (“Series C Preferred”) at an aggregate fair value of $93,232,000, and (iii) the assumption of all Trawsfynydd stock options (the “assumed options”) immediately outstanding prior to the transaction at an aggregated fair value of $7,085,000.

Each share of Series C Preferred was initially convertible into 10,000 shares of common stock, subject to the Beneficial Ownership Limitation (defined below). Post Reverse Stock Split, each share of Series C Preferred converts into 400 shares of common stock, and is still subject to the Beneficial Ownership Limitation (defined below). The fair value of the shares issued to Trawsfynydd and options assumed was based on the closing stock price of the Company’s common stock on April 1, 2024 of $1.00, less a discount 10.0% related to unregistered share restrictions of the preferred shares.

The Company accounted for the transaction as an asset acquisition as the Company acquired inputs and no substantive processes or outputs. The assets acquired in the transaction were measured based on the estimated fair value of the consideration paid of $112,543,000, which included direct transactions costs of $8,676,000. Tungsten Partners LLC (“Tungsten”) acted as financial advisor to the Company in connection with the Merger. As partial compensation for services rendered by Tungsten, the Company issued to Tungsten and its affiliates and designees an aggregate of 6,747 shares of common stock and 535 shares of Series C Preferred.

The consideration paid and the relative fair values of the assets acquired and liabilities assumed were as follows:

Consideration transferred:
Common stock	$3,550,000
Series C Preferred	93,232,000
Assumed options	7,085,000
Company transaction costs settled in equity	4,984,000
Company transaction costs paid in cash	3,692,000
Total consideration transferred	$112,543,000

Assets acquired:
Cash and cash equivalents	$44,000
Total assets acquired	$44,000

Liabilities assumed:
Accrued expenses and other current liabilities	$4,965,000
Total liabilities assumed	4,965,000
Net assets acquired	(4,921,000)
In-process research and development	117,464,000
Net assets acquired	$112,543,000

The Company elected to follow the asset acquisition approach and the Trawsfynydd IPR&D assets acquired have no alternative future use to the Company. As a result, the Company charged $117,464,000 to expense within its consolidated statement of operations for the year ended December 31, 2024.

The Company’s board of directors (“Board”) approved the Merger Agreement and the related transactions, and the consummation of the Merger was not subject to approval of Company stockholders. In accordance with the Merger Agreement, three directors were appointed to the Board, and there were several changes to management, each effective as of the Closing.

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

The distributions in respect of the CVRs will be made on a quarterly basis, and will be subject to a number of deductions, subject to certain exceptions or limitations, including but not limited to for certain taxes and certain out-of-pocket expenses incurred by Traws Pharma. At the time of Merger and again at December 31, 2024, the value ascribed to the CVR liability was de minimis given the uncertainty related to the success of the underlying oncology programs.

Pursuant to the Merger Agreement, the Company agreed to hold a stockholders’ meeting to submit, among other proposals, the following proposals to its stockholders for their consideration: (i) the approval of the conversion of shares of Series C Preferred into shares of common stock in accordance with the rules of the Nasdaq Stock Market LLC, the Merger Agreement and the Certificate of Designation (the “Conversion Proposal”) and (ii) the approval of an amendment to the Company’s Certificate of Incorporation (as amended, “Charter”), to increase the authorized shares of common stock from 125,000,000 to 250,000,000 (the “Share Increase Proposal” and together with the Conversion Proposal, the “Meeting Proposals”). In connection with these matters, the Company agreed to file a proxy statement on Schedule 14A with the SEC. Such proxy statement was filed on August 9, 2024. At a special meeting of the stockholders held on September 16, 2024, the Company’s stockholders approved the Meeting Proposals.

4. Balance Sheet Detail

Prepaid expenses and other current assets:

	December 31,
	2024	2023
Research and development	$1,514,000	$1,060,000
Manufacturing	—	186,000
Insurance	156,000	174,000
Other	178,000	401,000
	$1,848,000	$1,821,000

Property and Equipment:

	December 31,
	2024	2023
Computer and office equipment	$84,000	$84,000
Less accumulated depreciation	(74,000)	(62,000)
	$10,000	$22,000

Depreciation and amortization expense was $12,000 and $16,000 for the years ended December 31, 2024 and 2023, respectively.

Accrued expenses and other current liabilities:

	December 31,
	2024	2023
Research and development	$2,331,000	$2,196,000
Employee compensation	265,000	1,002,000
Professional fees	525,000	177,000
	$3,121,000	$3,375,000

5. Commitments and Contingencies

Litigation

In the normal course of business, the Company from time to time is named as a party to legal claims and actions. The Company records a loss contingency reserve for a legal proceeding when the potential loss is considered probable and can be reasonably estimated. The Company has not recorded any amounts for loss contingencies as of December 31, 2024.

On June 17, 2024, Steven M. Fruchtman informed the Board of his intent to resign from his positions of President and Chief Scientific Officer, Oncology and indicated to the Company that Dr. Fruchtman believes his resignation to be for "good reason" under the terms of his employment agreement and his expectation of compensation commensurate therewith and in connection with a change in control. The Board accepted Dr. Fruchtman’s resignation effective immediately but disagrees with the characterization of the events set forth in the letter. The Company believes that no severance payments are due to Dr. Fruchtman under the terms of his employment agreement as it pertains to termination for good reason events. At December 31, 2024, the Company determined a range of possible loss associated with Dr. Fruchtman’s claim to be zero to $1.5 million. While the Company intends to defend itself against these claims, and believes it has strong arguments to prevail in the litigation, there can be no assurance that the Company will prevail on its claims.

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

6. Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

As a result of the stockholder approval of the Meeting Proposals at the special meeting of the Company’s stockholders held on September 16, 2024, certain of the Series C Preferred shares issued in connection with the acquisition of Trawsfynydd and the concurrent private placement of securities were converted into 2,012,973 shares of the Company’s common stock. In connection with the increase in common shares outstanding due to the December 2024 Purchase Agreement (as defined below), certain investors converted an additional 42.45 Series C Preferred shares into 16,980 shares of the Company’s common stock to maintain the Beneficial Ownership Limitation. As of December 31, 2024, 7,398 shares of Series C Preferred remained outstanding.

Series C Preferred shares have no voting rights. Certain provisions of the Series C Preferred are as follows:

Dividends: Series C Preferred participates in any dividends with common stockholders on an as-converted basis

Liquidation: In the event of the liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of Series C Preferred shall rank on parity with common stockholders as to the distributions of assets.

Redemption: In the event the Company is unable to obtain an affirmative stockholder vote to permit conversion within nine months after the initial issuance of the Series C Preferred, each holder of Series C Preferred may elect, at the holder’s option, to have the shares of Series C Preferred be redeemed by the Company at an amount equal to the last reported closing trading price of the common stock at such time on an as-converted to common stock basis, as further described in the Certificate of Designation relating to the Series C Preferred. The redemption right expired in connection with the Company obtaining the affirmative stockholder vote on the Conversion Proposal in September 2024. Immediately following the stockholder vote, any outstanding shares of Series C Preferred not converted were reclassified as permanent equity within the Company’s consolidated balance sheet as of September 30, 2024.

Beneficial Ownership Limitation: A holder of Series C Preferred is prohibited from converting shares of Series C Preferred into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than 19.9% of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion (the “Beneficial Ownership Limitation”)

Securities Purchase Agreements

On December 29, 2024, the Company entered into the December 2024 Purchase Agreement for the sale of (i) up to 3,630,205 Class A Units, each Class A Unit consisting of (a) one share of common stock or one pre-funded warrant to initially purchase one share of common stock, and (b) one Series A Warrant and (ii) 289,044 Class B Units, each Class B Unit consisting of one pre-funded warrant and one Series A Warrant. The purchase price per Class A Unit was $5.103 and the purchase price per Class B Unit was $5.093. The Units sold pursuant to the December 2024 Purchase Agreement were issued to the purchasers thereunder on December 31, 2024.

The Series A Warrants have an exercise price of $13.42 per share of common stock, and, subject to certain beneficial ownership limitations described in the Series A Warrants, will be exercisable six months after issuance and will expire on the earlier of (a) subject to the fulfilment of the Equity Conditions (as defined in the December 2024 Purchase Agreement), thirty (30) Trading Days (as defined in the December 2024 Purchase Agreement) after the last of the following data readouts to occur, as announced by the Company: (i) Ferret animal model Bird Flu data, (ii) non-human primate Bird Flu data, or (iii) Phase 2a Influenza A human clinical data and (b) the 5-year anniversary of the closing date of the December 2024 Purchase Agreement. The pre-funded warrants have an exercise price of $0.01 per share, and subject to certain beneficial ownership limitations described in the pre-funded warrants, are exercisable and do not expire. The exercise price of the Series A Warrants and pre-funded warrants will be subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the Series A Warrants and pre-funded warrants.

The Company also entered into an agreement with Tungsten (through its Broker-Dealer, Finalis Securities LLC), pursuant to which Tungsten agreed to serve as exclusive placement agent for the offering. The Company has agreed to pay Tungsten a cash fee equal to 8.25% of the aggregate gross proceeds raised in this offering from certain investors who are not affiliated with the Company and a cash fee equal to 4.125% of the aggregate gross proceeds raised in this offering with respect to certain investors that are affiliates of the Company.

The net proceeds to the Company from the offering was approximately $18.1 million, after deducting placement agent’s fees and other estimated offering expenses with approximately $20.0 million gross proceeds at closing through the sale of shares of common stock and pre-funded warrants and up to another $52.6 million upon exercise of Series A Warrants issued with the offering if exercised in full prior to expiration thereof.

On April 1, 2024, the Company entered into a Securities Purchase Agreement (the “April 2024 Securities Purchase Agreement”) with TPAV, LLC (“TPAV”), an affiliate of Torrey Pines, and OrbiMed Private Investments VIII, LP (“OrbiMed”), an affiliate of OrbiMed Advisors (together, the “Investors”). Pursuant to the April 2024 Securities Purchase Agreement, the Company issued and sold an aggregate of (i) 19,879 shares of common stock and (ii) 1,578 shares of Series C Preferred (the “Private Investment in Public Equity” or “PIPE Securities”) for an aggregate purchase price of approximately $14.0 million (collectively, the “Financing”). The closing of the Financing occurred concurrently with the closing of the Merger on April 1, 2024 (the “Financing Closing Date”). Subject to the Beneficial Ownership Limitation, each share of Series C Preferred was converted into 400 shares of common stock (on a post-split basis) upon Board approval in September 2024.

Registration Rights Agreement

On April 1, 2024, in connection with the April 2024 Securities Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the holders of common stock and Series C Preferred signatory thereto. Pursuant to the Registration Rights Agreement, the Company was required to prepare and file a resale registration statement with the SEC within 90 calendar days following the Financing Closing Date (the “Filing Deadline”), with respect to the shares of common stock underlying the PIPE Securities and the common stock to be issued upon conversion of the Series C Preferred issued to the signatories to the Registration Rights Agreement in the Merger, subject to the Beneficial Ownership Limitation. The Company filed such registration statement within the Filing Deadline on July 1, 2024 which was declared effective on August 28, 2024.

7.

7. Warrants

Common stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. The conditions within ASC 815-40 are not subject to a probability assessment. The equity classified warrants do not fall under the liability criteria within ASC 480 Distinguishing Liabilities from Equity as they are not puttable and do not represent an instrument that has a redeemable underlying security. The equity classified warrants do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding. The Series A Warrants and pre-funded warrants issued in connection with the December 2024 Purchase Agreement do not meet the scope exception under ASC 815 and, therefore, are classified as liabilities. The weighted average grant date fair value of the warrants issued during the year ended December 31, 2024 was $5.88. The fair value of the Series A Warrant and pre-funded warrant liability exceeded the net proceeds received in connection with the December 2024 Purchase Agreement, resulting in the recognition of Series A and pre-funded warrant expense of $24,438,000 in the consolidated statements of operations.

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the year ended December 31, 2024 is as follows:

				Balance				Balance
		Exercise	Expiration	December 31,	Warrants	Warrants	Warrants	December 31,
Description	Classification	Price	Date	2023	Issued	Exercised	Expired	2024
Non-tradable pre-funded warrants	Equity	$56.25	none	141	—	—	—	141
Non-tradable pre-funded warrants	Equity	$56.25	none	199	—	—	—	199
Non-tradable warrants	Equity	$75.00	November 2024	9,780	—	—	(9,780)	—
Non-tradable warrants	Equity	$163.59375	December 2024	679	—	—	(679)	—
Non-tradable warrants	Equity	$168.86250	December 2024	1,851	—	—	(1,851)	—
Non-tradable pre-funded warrants	Liability	$0.01	none	—	3,311,052	—	—	3,311,052
Series A Warrants	Liability	$13.42	Variable	—	3,919,249	—	—	3,919,249
				12,650	7,230,301	—	(12,310)	7,230,641

8. Stock-Based Compensation

In connection with the Merger in April 2024, the Company assumed all Trawsfynydd stock options outstanding, each becoming an option to purchase shares of the Company’s common stock. The total number of Company shares subject to such options is 365,547.

The Company’s 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”) was unanimously approved by the Board on May 24, 2018 and was approved by the Company’s stockholders on June 27, 2018.

The 2018 Plan was amended and restated (as amended, the “Amended 2018 Plan”) following unanimous approval of the Board on April 24, 2019 and was approved by the Company’s stockholders on June 17, 2019. The Amended 2018 Plan allowed for an additional 1,572 shares of the Company’s common stock to be issued under the Amended Plan with respect to awards made on and after June 17, 2019. The maximum aggregate number of shares of the Company’s common stock that may be issued pursuant to outstanding stock options granted under the Amended 2018 Plan is 1,073.

The 2021 Plan was unanimously approved by the Board on May 28, 2021 and was approved by the Company’s stockholders on July 30, 2021. Upon stockholders’ approval of the 2021 Plan, no further awards have been or will be made under the amended 2018 Plan. Under the 2021 Plan, the Company may grant incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors, consultants, and advisors.

The 2021 Plan was amended and restated (as so amended, the “First A&R 2021 Plan”) following unanimous approval of the Board on May 23, 2022 and approval by the Company’s stockholders on August 18, 2022. The First A&R 2021 Plan allowed for the issuance of an additional 80,000 shares of the Company’s common stock with respect to awards made under the First A&R 2021 Plan on and after August 18, 2022. The First A&R 2021 Plan was further amended and restated (as so amended, the “Second A&R 2021 Plan”) following unanimous approval of the Board on October 10, 2024 and approval by the Company’s stockholders on October 31, 2024 to provide for the issuance of an additional 300,000 shares of the Company’s common stock.

In September 2024, the shares reserved for issuance under the First A&R 2021 Plan were proportionally reduced in connection with the Reverse Stock Split. At December 31, 2024, there were 357,142 shares available for future issuance with respect to new awards and outstanding awards under the Second A&R 2021 Plan.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss in either R&D expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense related to stock options and restricted stock units as follows for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Research and development	$181,000	$715,000
General and administrative	1,209,000	586,000
Total stock-based compensation expense	$1,390,000	$1,301,000

A summary of stock option activity for the twelve months ended December 31, 2024 is as follows:

	Options Outstanding
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Balance, December 31, 2023	92,441	$76.05	8.53	$21,000
Trawsfynydd options exchanged in connection with acquisition	365,547	$1.24	8.87	—
Granted	6,560	$8.50	—	—
Forfeitures	(18,745)	$22.07	—	—
Expired	(22,696)	$327.10	—	—
Balance, December 31, 2024	423,107	$11.89	8.75	$2,698,000
Exercisable at December 31, 2024	381,922	$13.01	8.74	$2,394,000

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

As of December 31, 2024, there was $126,000 of unrecognized compensation expense related to the unvested stock options which is expected to be recognized over a weighted-average period of approximately 1.7 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

	Year ended December 31,
	2024		2023
Risk-free interest rate	3.46%		4.0%
Expected volatility	117.9%		122.8%
Expected term	6.00	years	5.74	years
Expected dividend yield	—%		—%
Weighted average grant date fair value	$7.36		$21.25

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected term of options: Due to its lack of sufficient historical data, the Company estimates the expected term of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.
●	Expected stock price volatility: Expected volatility is based on the historical volatility of the Company’s common stock.
●	Expected annual dividend yield: The Company has never paid, and does not expect to pay, dividends in the foreseeable future. Accordingly, the Company assumed an expected dividend yield of 0.0%.

On August 2, 2021, the compensation committee of the Board approved restricted stock unit grants to certain of the Company’s employees (the “2021 RSUs”). An aggregate of 4,188 service-based RSUs were issued at a grant date fair value of $129.75. The 2021 RSUs will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. The 2021 RSUs were granted under the 2021 Plan.

On February 7, 2022, the compensation committee of the Board approved restricted stock unit grants to certain of the Company’s employees (“2022 RSUs”). An aggregate of 5,934 service-based RSUs were issued at a grant date fair value of $45.50. The 2022 RSUs will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. The 2022 RSUs were granted under the 2021 Plan.

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

On March 13, 2023, the compensation committee of the Board approved restricted stock unit grants to certain of the Company’s employees (“2023 RSUs”). An aggregate of 6,769 service-based RSUs were issued at a grant date fair value of $18.25. The 2023 RSUs will be settled in stock, vest 33% on each of the first and second anniversary of the date of grant, and vest 34% on the third anniversary of the date of grant. The 2023 RSUs were granted under the First A&R 2021 Plan.

On April 1, 2024, the compensation committee of the Board approved restricted stock unit grants as inducement awards to certain of the Company’s employees who joined the Company on April 1, 2024 in connection with the Merger (“Inducement RSUs”). An aggregate of 21,200 service-based RSUs were issued at a grant date fair value of $25.00. The Inducement RSUs will be settled in stock, vest 25% on each of the first four anniversaries of the date of grant. The Inducement RSUs were granted outside of the Company’s incentive plans in accordance with Nasdaq Listing Rule 5635(c)(4).

A summary of RSU activity for the twelve months ended December 31, 2024 is as follows:

	2021 RSUs	2022 RSUs	2022 RSU Awards	2023 RSUs	Inducement RSUs
Outstanding and unvested January 1, 2024	1,032	2,980	440	5,436	-
Granted	-	-	-	-	21,200
Vested	(200)	(1,490)	(220)	(1,812)	-
Forfeited/Cancelled	(832)	(1,207)	-	(2,906)	-
Outstanding and unvested December 31, 2024	-	283	220	718	21,200

At December 31, 2024, the unrecognized compensation cost related to unvested service-based RSUs was $443,000, which will be recognized over the remaining service period of 3.2 years.

Grants of PSUs and SARs

During 2020 and 2021, the compensation committee of the Board and the Board approved a cash bonus program of cash-settled stock appreciation right (“SAR”) awards to the Company’s employees and non-employee directors, and cash-settled performance stock unit (“PSU”) awards to the Company’s employees. These awards were granted outside of the Amended 2018 Plan and the 2021 Plan. As the Company’s stock price has decreased since these awards were issued, their impact on the results of operations and balance sheet of the Company was not material during 2024 or 2023.

9. Restructuring

On April 8, 2024, Traws Pharma terminated 11 of its 17 employees, some of whom have been retained as consultants. The associated severance costs of $884,000 were expensed in the second quarter of 2024. The Company recorded these restructuring charges based on each employee’s role to the respective research and development and general and administrative operating expense categories on its consolidated statements of operations and comprehensive loss. The Company paid all severance costs as of December 31, 2024.

10. Segment Information

The Company has one operating segment. The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The Company’s CODM manages the Company’s operations on a consolidated basis for the purpose of allocating resources. All the Company’s long-lived assets are held in the United States.

The accounting policies of its segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for its segment based on net loss, which is reported on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total assets. The CODM uses cash forecast models in deciding how to invest into the segment. The CODM analyzes the Company’s net loss and monitors budget versus actual results to assess the performance of the Company.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024	2023
Revenue	$226,000	$226,000
Less:
Acquired in-process research and development	117,464,000	—
Research and development expenses:
Preclinical & clinical development	7,441,000	4,060,000
Personnel related	2,787,000	2,400,000
Other research and development (a)	2,619,000	4,970,000
Total research and development expenses	12,847,000	11,430,000
General and administrative expenses:
Professional & consulting fees	5,954,000	2,162,000
Personnel related	3,035,000	3,264,000
Other general and administrative (b)	3,300,000	3,668,000
Total general and administrative	12,289,000	9,094,000
Series A warrant and pre-funded warrant expense	24,438,000	—
Other income, net	(289,000)	(1,350,000)
Net loss	$(166,523,000)	$(18,948,000)

(a)Other research and development expenses include stock based compensation, manufacturing, formulation, development, and consulting fees.
(b)Other general and administrative expenses include stock based compensation, public company costs, and insurance.

11. Income Taxes

The Company accounts for income taxes under FASB ASC 740 (“ASC 740”). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income taxes have been based on the following income (loss) before income tax expense:

	December 31,
	2024	2023
Domestic	$(161,830,000)	$(18,949,000)
Foreign	(4,696,000)	1,000
	$(166,526,000)	$(18,948,000)

As of December 31, 2024, the Company had federal net operating loss (“NOL”) carry forwards of $128,054,000, state NOL carry forwards of $34,934,000, foreign NOL of $219,000 and federal research and development tax credit carry forwards of $0, which may be available to reduce future taxable income. The federal NOL, that was generated before the 2024 tax year, and the tax credit carry forwards will begin to expire at various dates starting in 2025. The state NOL carry forwards will begin to expire at various dates starting in 2025. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% within a three-year period results in an annual limitation on the Company’s ability to utilize its NOL carryforwards created during the tax periods prior to the change in ownership. The Company has determined that they have gone through an ownership change during 2024 and is currently in process of completing an ownership change analysis pursuant to Section 382. Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal and state income tax authorities.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. The Company recognized no material adjustment for unrecognized income tax benefits. Through December 31, 2024, the Company had no unrecognized tax benefits or related interest and penalties accrued.

The principal components of the Company’s deferred tax assets are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryovers	$28,324,000	$74,029,000
R&D tax credits	—	93,031,000
Non-qualified stock options	2,509,000	641,000
Deferred revenue	696,000	752,000
Fixed assets	2,000	1,000
Accrued expenses	459,000	486,000
Capitalized research and development costs	4,839,000	5,339,000
Healthcare withholding - SARs	11,000	12,000
Deferred tax assets	36,840,000	174,291,000

Less valuation allowance	(36,840,000)	(174,291,000)
Net deferred tax assets	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2024. The Company experienced a net change in valuation allowance of $(137,452,000) and $4,157,000 for the years ended December 31, 2024 and 2023, respectively.

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	December 31,
	2024	2023
Federal income tax expense at statutory rate	21.0%	21.0%
Permanent items	(17.9)	(0.1)
Foreign permanent items	(0.7)	—
Foreign rate differential	0.1	—
State income tax, net of federal benefit	0.5	5.4
State expirations	—	(8.6)
Tax credits	—	17.7
Change in valuation allowance	83.6	(21.9)
Deferred tax adjustment	(1.0)	(9.4)
State tax rate change	—	—
Sec 382 expirations	(84.0)	—
Other	(1.6)	(4.1)
Effective income tax rate	—%	—%

12. Research and Development Arrangements and Related Party Transactions

Research and development arrangements with unrelated parties

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through December 31, 2024 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

Research and development arrangements with related parties

Prior to consummation of the Merger, Trawsfynydd entered into a Master Research and Development Agreement with ChemDiv, Inc. (“ChemDiv”). Pursuant to the Master Research and Development Agreement, ChemDiv provided services related to preclinical drug discovery to Trawsfynydd prior to the Merger and continues to provide services to the Company post-Merger. Dr. Nikolay Savchuk, COO of the Company and a director on the Board, is a stockholder of ChemDiv and a member of its board of directors. Subsequent to the Merger and through December 31, 2024, the Company made payments to ChemDiv of $5,024,000 which primarily relate to services completed prior to the Merger. During the year ended December 31, 2024, $460,000 was expensed as R&D in the Company’s consolidated statements of operations related to ChemDiv’s services, of which $10,000 was included in accounts payable as of December 31, 2024 in the Company’s consolidated balance sheets.

Prior to consummation of the Merger, Trawsfynydd entered into a Master Research and Development Agreement with Viriom, Inc. (“Viriom”). Pursuant to the Master Research and Development Agreement, Viriom provided services related to virology to Trawsfynydd prior to the Merger and continues to provide services to the Company post-Merger. Nikolay Savchuk, COO of the Company, serves as President of Viriom and as a member of its board of directors. Dr. Savchuk has investment control of Viriom and indirectly holds a significant number of its shares of common stock through a limited liability company of which Dr. Savchuk is the managing member and equity holder. Dr. Robert R. Redfield, M.D., our Chief Medical Officer, serves as a strategic advisor and member of Viriom’s board of directors. Additionally, Dr. C. David Pauza Ph.D., our Chief Science Officer, served as the Chief Science Officer of Viriom until April 1, 2024, after which time he resigned from any position with Viriom; and Iain Dukes, Executive Chairman of the Company, served as CEO of Viriom and as a member of its board of directors. During the year ended December 31, 2024, $128,000 was expensed as R&D in the Company’s consolidated statements of operations related to Viriom’s services, of which $113,000 and $15,000 was included in accounts payable and accrued expenses, respectively, as of December 31, 2024, in the Company’s consolidated balance sheets.

Prior to consummation of the Merger, Trawsfynydd entered into a Master Research and Development Agreement with Expert Systems, Inc. (“Expert”). Pursuant to the Master Research and Development Agreement, Expert provided drug development and consulting services to Trawsfynydd prior to the Merger and continues to provide services to the Company post-Merger. An immediate family member of Dr. Savchuk has significant ownership in Expert. During the year ended December 31, 2024, $149,000 was expensed in the Company’s consolidated statements of operations related to Expert’s services. As of December 31, 2024, $77,000 and $72,000 was included in accounts payable and accrued expenses, respectively, in the Company’s consolidated balance sheets.

License Agreement with related party

In addition, prior to consummation of the Merger, Trawsfynydd entered into a License Agreement (the “Viriom License Agreement”) with Viriom, pursuant to which Trawsfynydd obtained an exclusive, royalty-free, sublicensable, world-wide license to certain Viriom patents, applications, and technical information (collectively, the “Viriom Licensed IP”) to make, have made, use, sell, offer for sale and import several classes of novel compounds related to the treatment and prevention of viral diseases, specifically for use of the Viriom Licensed IP in the development of treatment and methods to prevent viral disease in Canada, China, the European Union, Hong Kong, Japan, the United States and all areas covered by PCT applications for the Viriom Licensed IP. No annual license fees, royalties, or milestone payments are required. Additionally, pursuant to the Viriom License Agreement, Trawsfynydd obtained the right to control prosecution, defense of infringement and enforcement. As a result of the Merger, the rights and obligations of Trawsfynydd under the Viriom License Agreement were transferred to the Company (through its subsidiaries).

    Unless terminated earlier pursuant to the agreement, the Viriom License Agreement shall remain in force and effect for the life of the last-to-expire patent included in the Viriom Licensed IP or last-to-be abandoned patent application licensed under the agreement, whichever is later. The Viriom License Agreement can be terminated by either party due to the material breach of either party (subject to a cure period).

Related party purchase of securities

In connection with the Merger, on April 1, 2024, TPAV purchased 13,489 shares of Company common stock and 1,070.93 shares of Series C Preferred Stock for an aggregate purchase price of $9,499,995 pursuant to the April 2024 Purchase Agreement. Nikolay Savchuk, the Company’s Chief Operating Officer and a director on the Board, serves as the sole manager on the board of managers of TPAV.

Additionally, TPAV purchased 96,348 Class B Units, consisting of pre-funded warrants to purchase 96,348 shares of Company common stock and Series A Warrants to purchase 96,348 shares of Company common stock for an aggregate purchase price of $491,664 in the December 2024 financing.

Werner Cautreels, our Chief Executive Officer and a member of our Board, also purchased 96,348 Class B Units, consisting of pre-funded warrants to purchase 96,348 shares of Company common stock and Series A Warrants to purchase 96,348 shares of Company common stock for an aggregate purchase price of $491,664 in the December 2024 financing.

13. License and Collaboration Agreements

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

HanX Narazaciclib (ON 123300) Agreement

In December 2017, the Company entered into a license and collaboration agreement with HanX Biopharmaceuticals, Inc. (“HanX”), a company focused on development of novel oncology products, for the further development, registration and commercialization of narazaciclib in Greater China. Narazaciclib is a preclinical compound which the Company believes has the potential to overcome the limitations of current generation CDK 4/6 inhibitors. The key feature of the collaboration was that HanX provided all funding required for the Chinese IND enabling studies necessary in order to seek IND approval by the National Medical Products Administration (“Chinese FDA”). The Chinese IND was approved in January 2020. The Company and HanX also intended for these studies underlying the Chinese IND approval, to meet the US FDA standards for IND approval. Accordingly, such studies were used by the Company for an IND filing with the US FDA in November 2020. In September 2020, a Phase 1 Study with narazaciclib in cancer patients was initiated in China. The Company maintains global rights to the study and study data outside of China. The US FDA Study May Proceed letter was issued in December 2020. Enrollment into the US phase 1 study (“Study 19-01”) commenced in May 2021.

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

Under the terms of the Pint License Agreement, the Company granted Pint an exclusive, royalty-bearing license, with the right to sublicense, under certain Company patent rights and know-how to develop and commercialize any pharmaceutical product (the “Pint Licensed Product”) containing rigosertib in all uses of rigosertib in humans in Latin American countries (the “Pint Territory”, including Argentina, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Cuba, Dominican Republic, Ecuador, El Salvador, French Guiana, British Guiana, Suriname, Guatemala, Haiti, Honduras, Mexico, Nicaragua, Panama, Paraguay, Peru, Uruguay and Venezuela).

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

14. Subsequent Events

At the Market Offering Agreement

On March 10, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Citizens JMP Securities, LLC (“Citizens”), pursuant to which the Company may offer and sell shares of its common stock, having aggregate sales price of up to $50,000,000 (subject to certain limitations set forth in the ATM Agreement), from time to time, to or through Citizens, acting as sales agent and/or principal.

Amendment of Series A Warrants and pre-funded warrants

On February 18, 2025, the Company and certain of the purchasers of Units in the December 2024 offering entered into amendments to the Series A Warrants (the “Series A Warrant Amendment”), pursuant to which the Series A Warrants issued to such purchasers were amended to (i) increase the threshold for a change of control, for purposes of determining whether a Fundamental Transaction (as defined in the Series A Warrants) has occurred, from 50% of the outstanding common stock of the Company to greater than 50% of the outstanding common stock of the Company, (ii) revise the expected volatility rate to be applied for purposes of determining the Black Scholes Value of the Series A Warrants to be utilized for calculating consideration payable to the holders of the Series A Warrants in connection with a Fundamental Transaction that is not within the Company’s control, and (iii) remove Section 3(h) of the Series A Warrants, which, under certain circumstances, provided for adjustments to the exercise price of the Series A Warrants in the event of a reverse stock split, stock consolidation, or a recapitalization or similar event involving the Company’s common stock based on the volume weighted average price of the Company’s common stock over the eleven trading day period commencing five trading days immediately preceding such event and the five trading days immediately following such event.

Subsequent to the year ended December 31, 2024, certain purchasers exercised their pre-funded warrants for an aggregate of 1,382,559 shares of our common stock. On March 27, 2025,  the Company and those purchasers holding all pre-funded warrants outstanding as of such date entered into amendments to the pre-funded warrants (the “PFW Amendment”), pursuant to which the pre-funded warrants issued to such purchasers were amended to increase the threshold for a change of control, for purposes of determining whether a Fundamental Transaction (as defined in the pre-funded warrants) has occurred, from 50% of the outstanding common stock of the Company to greater than 50% of the outstanding common stock of the Company.