Form 10-K/A
period 2024-12-31
Traws Pharma, Inc.
filed 2025-04-30
CIK 1130598

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

There were 5,334,015 shares of common stock outstanding as of April 28, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

Traws Pharma, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 31, 2025 (the “Original Form 10-K”), to include the information required by Part III of Form 10-K. The Part III information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III to be incorporated by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Form10-K.

In accordance with, among other things, Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment is accompanied by a currently dated certifications on Exhibits 31.3 and 31.4 by the Company’s current Principal Executive Officer and Principal Financial Officer (because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certification have been omitted). This Amendment is being filed to: (i) delete the reference on the cover of the Original Form 10-K to the incorporation by reference information from the Company’s definitive proxy statement, (ii) amend and restate Part III, Items 10 through 14 of the Original Form 10-K in their entirety to include information previously omitted from the Original Form 10-K, and (iii) amend the Exhibit Index of the Original Form 10-K to include the filing of new certifications.

Except as expressly noted above, this Amendment does not modify or update in any way the disclosures made in the Original Form 10-K and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Original Form 10-K. The Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures that may be affected by subsequent events, other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the Securities and Exchange Commission.

i

TRAWS PHARMA, INC.

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

All of our directors bring to our Board of Directors executive leadership experience from their service as executives and/or directors of our Company and/or other entities. The biography of each of our current directors, below, contains information regarding the person’s business experience, director positions held currently or at any time during the last five years, and the experience, qualifications, attributes and skills that caused the Nominating and Corporate Governance Committee and our Board of Directors to determine that the person should serve as a director, given our business and structure.

Name	Age	Position(s) with Traws Pharma, Inc.	Served as Director From
Iain Dukes, D. Phil.	66	Director, Interim Chief Executive Officer and Secretary	2024
Jack E. Stover	72	Chairman	2016
Werner Cautreels, Ph.D.	72	Director	2024
Nikolay Savchuk, Ph.D.	56	Director and Chief Operating Officer	2024
Trafford Clarke, Ph.D.	67	Director	2022
M. Teresa Shoemaker	64	Director	2020

Iain Dukes, D. Phil. Dr. Dukes has served as a member of our Board of Directors since April 1, 2024 and as Interim Chief Executive Officer of the Company since March 31, 2025, and previously served as Executive Chairman of the Company from April 1, 2024 to April 15, 2025. Dr. Dukes is a Venture Partner at OrbiMed Advisors LLC, a global investment firm, which he joined in August 2016. He has also served in a consulting role as Chief Executive Officer and as Chairman of Lomond Therapeutics Holdings, Inc. (“Lomond”) since November 1, 2024 (prior to which, commencing in January 2020, he served as Chairman of Lomond Therapeutics, Inc., which became a wholly owned subsidiary of Lomond through a merger on November 1, 2024), as the Executive Chairman of Angiex Inc. since February 2020, the Chief Executive Officer and Chairman of Eilean Therapeutics LLC since July 2022 and as Chairman of various private companies forming the Loch Group of companies. In September 2017, Dr. Dukes co-founded Kartos Therapeutics, Inc., and he currently serves as its President and as a member of its board of directors. Dr. Dukes also co-founded Telios Pharmaceuticals, Inc., where he serves as President. From February 2019 to December 2024, Dr. Dukes served as the Chief Executive Officer of Viriom Inc. In June 2018, Dr. Dukes co-founded Theseus Pharmaceuticals, Inc., where he served as Chairman and director until its acquisition by Concentra Biosciences, LLC in April 2024. Dr. Dukes previously served as Senior Vice President and Head of Business Development and Licensing for Merck Research Laboratories. Prior to joining Merck, Dr. Dukes served as Vice President of External Research and Development at Amgen, Inc. He has also served as President and Chief Executive Officer, as well as a member of the Board of Directors, of Essentialis Therapeutics, a clinical stage biotechnology company focused on the development of breakthrough medicines for the treatment of rare metabolic diseases. Previously, Dr. Dukes served as Vice President of Scientific and Technology Licensing at GlaxoSmithKline, and he held various positions at Glaxo Wellcome, including Head of Exploratory Development for Metabolic and Urogenital Diseases and Head of Ion Channel Drug Discovery Group. From October 2017 to July 2020, Dr. Dukes was a board member and Chairman of KaNDy Therapeutics, which was acquired by Bayer AG in September 2020. From January 2020 to June 2020, Dr. Dukes served as supervisory board member of Themis BioScience GmbH, until it was acquired by Merck & Co. Dr. Dukes is currently the chairman of the board of directors of Iovance Biotherapeutics, Inc. (Nasdaq: IOVA) and also serves on the board of directors of Ikena Oncology (Nasdaq: IKNA), NeRRe Therapeutics, ENYO Therapeutics, Feldan Therapeutics and Rathlin Therapeutics Ltd. He holds an M.A. in Jurisprudence. and D.Phil. from the University of Oxford, an M.Sc. in Cardiovascular Studies from the University of Leeds, and a B.Sc. in Pharmacology from the University of Bath.

Our Board of Directors believes that Dr. Dukes’ experience holding an executive role at the Company and senior leadership positions in the pharmaceutical industry, as well as his specific skills, developing, financing and managing organizations in the pharmaceutical industry, provide him with the qualifications and skills to serve as a director of the Company.

Jack E. Stover.  Mr. Stover has served as a member of our Board of Directors since May 2016, and as Chairman of our Board of Directors since April 15, 2025. Since March 2021, Mr. Stover has served as Chief Executive Officer and as a director of NorthView Acquisition Corp. and NorthView Sponsor I LLC. From June 2022 until November 2022, when he resigned, Mr. Stover served as a director and Chairman of the Audit Committee of PharmaCyte Biotech (Nasdaq: PMCB). From December 2015 until June 2016, Mr. Stover served as Interim President and Chief Executive Officer of Interpace Diagnostics Group, Inc. (“Interpace”) (OTC: IDXG) and served on the Board of Directors of Interpace and as Chairman of Interpace’s Audit Committee from August 2005 until December 2015. From June 2016 until December 2020, Mr. Stover served as President, Chief Executive Officer and Director of Interpace, which changed its name to Interpace Biosciences, Inc. in 2019. Mr. Stover has served as a member of the board of directors of Stero Therapeutics, Inc. since February 2024. From June 2016 to December 2016, Mr. Stover served as Chairman of the Audit Committee and a member of the board of directors of Viatar CTC Solutions, Inc. From 2004 to 2008, he served as Chief Executive Officer, President and as a director of Antares Pharma, Inc., a publicly held specialty pharmaceutical company then listed on the American Stock Exchange and subsequently Nasdaq. In addition to other relevant experience, Mr. Stover has previously served as Chief Operating Officer and Chief Financial Officer of various public and private companies and was also formerly a partner with PricewaterhouseCoopers (then Coopers and Lybrand), working in the bioscience industry division in New Jersey. Mr. Stover received his B.A. in Accounting from Lehigh University and is a Certified Public Accountant.

Our Board of Directors believes that Mr. Stover’s experience holding senior leadership positions in the life sciences industry, his specific experience and skills in the areas of general operations, and financial operations and administration, and his extensive experience in accounting and as an audit committee member and chair of various public companies in the life sciences industry, provide him with the qualifications and skills to serve as a director of the Company.

Werner Cautreels, Ph.D. Dr. Cautreels has served as a member of our Board of Directors since April 1, 2024 and served as Chief Executive Officer of the Company from April 1, 2024 to March 31, 2025. Dr. Cautreels is a highly accomplished biopharmaceutical executive with a core emphasis in research and development in various therapeutic areas, who brings a deep understanding of clinical and regulatory strategy. During his 40-year plus career, his work has touched on cardiovascular, autoimmune, oncology, rare disease, and vaccines. Dr. Cautreels served as President and Chief Executive Officer of Selecta Biosciences from July 2010 until 2018. Prior to Selecta Biosciences, Dr. Cautreels served as Global Chief Executive Officer of Solvay Pharmaceuticals until it was acquired by Abbott Laboratories in 2010. Prior to joining Solvay, he worked at Sanofi, Sterling Winthrop and Nycomed-Amersham in a variety of research and development management positions in Europe and the United States. Dr. Cautreels also served as a Director of Innogenetics NV (Gent, Belgium) and of Arqule Inc. (Woburn, Massachusetts). Until April 2019, Dr. Cautreels served as a Director and as Chair of the Audit Committee of Galapagos NV (Mechelen, Belgium). Dr. Cautreels currently serves on the board of directors of Third Pole Therapeutics, a privately held company developing critical life-sustaining therapies for people living with cardiopulmonary and infectious diseases, and on the advisory board of Thuja Capital, an early-stage venture capital firm. Dr. Cautreels also currently serves as Chief Executive Officer of Cristal Therapeutics (Maastricht, The Netherlands) and Chairman of MRM Health (Gent, Belgium). Dr. Cautreels has a Ph.D. in chemistry from the University of Antwerp, Belgium, and an Executive M.B.A. from Harvard Business School.

Our Board of Directors believes that Dr. Cautreels’ experience holding senior leadership positions in the pharmaceutical industry, and his specifically as the Company’s prior Chief Executive Officer and as a prior Chief Executive Officer for other companies in the pharmaceutical industry, provide him with the qualifications and skills to serve as a director of the Company.

Nikolay Savchuk, Ph.D. Dr. Savchuk has served as a director and Chief Operating Officer of the Company since April 1, 2024. He also currently serves as President and Chief Operating Officer and as a member of the board of directors of Lomond, roles he assumed on November 1, 2024. Prior to that, beginning in January 2020, Dr. Savchuk served as director of Lomond Therapeutics, Inc., which became a wholly owned subsidiary of Lomond through a merger completed on November 1, 2024. Dr. Savchuk is the Managing Member at Torrey Pines Investment LLC, a life-science investment firm, a position he has held since November 2002. Since October 2018, he has also served as the Managing General Partner of Teal Ventures, LP, a venture capital firm focused on early-stage health technology investments. In addition, Dr. Savchuk holds several executive roles across the biotechnology sector, including: Chief Operating Officer and President of Eilean Therapeutics, LLC since September 2022; President and Chief Executive Officer of Eil Therapeutics, Inc. since February 2020; President and Chief Executive Officer of Bala Therapeutics, Inc. since June 2018; and Chief Executive Officer of

Dinas Therapeutics, Inc. since March 2022.  He has served as President and Chairman of the Board of Viriom Inc., a private biotechnology company focused on global infectious diseases, since November 2015. He has also served as Chairman of ChemDiv, Inc., a drug discovery and development company, since November 2013, and previously served as its Chief Executive Officer from April 2008 to January 2022. Earlier in his career, Dr. Savchuk held various business and research management positions in the information technology sector with companies based in Singapore and Russia. He received his M.S. in Physics and Ph.D. in Applied Mathematics from the Moscow Institute of Physics and Technology.

Our Board of Directors believes that Dr. Savchuk’s experience in biotech investments, drug development and operations provide him with the qualifications and skills to serve as a director of the Company.

Trafford Clarke, Ph.D. Dr. Clarke was appointed to serve as a member of our Board of Directors in December 2022. Dr. Clarke held roles of increasing responsibility in drug development and management at Eli Lilly for 31 years from 1986 until May 2017. Most recently, he served as a Managing Director and UK Research and Development Site Head. While at Eli Lilly, he served as a board member for Eli Lilly and Company Ltd. UK and on the Innovation Board of the Association of the British Pharmaceutical Industry and the European Federation of Pharmaceutical Industries Research Directors group. Dr. Clarke currently serves on the board of the non-profit Barrier Islands Free Medical Clinic. Dr. Clarke has a Ph.D. in organic chemistry from Imperial College, London and a Bachelor of Science in organic chemistry from University of Liverpool.

Our Board of Directors believes that Dr. Clarke’s experience holding senior leadership positions in the pharmaceutical industry and his specific skills, developing and managing organizations in the pharmaceutical industry, provide him with the qualifications and skills to serve as a director of the Company.

M. Teresa Shoemaker.  Ms. Shoemaker has served as a member of our Board of Directors since April 2020. Ms. Shoemaker served as the President and Chief Executive Officer of Medexus Pharmaceuticals, Inc. (“Medexus”) from October 2018 to May 2020. Prior to joining Medexus, she served as President and Chief Executive Officer and as a board member of Medac Pharma, Inc. from its inception in June 2012 until its acquisition by Medexus in October 2018. Ms. Shoemaker led the development and regulatory approval of a product candidate for the treatment of rheumatoid arthritis and developed the commercial strategy that enabled a successful U.S. launch. Previously, Ms. Shoemaker served as Principal and Co-Founder of BioPharm Strategic Solutions from 2010 to 2012. From October 2009 to July 2010, she served as Vice President of Sales at InterMune, Inc., where she built and led the commercial organization, recruiting and scaling a national sales team and establishing foundational go-to-market strategies. From 2002 to 2008, Ms. Shoemaker served as National Sales Director and then Sr. Director US Commercial Operations for Pharmion Corporation (“Pharmion”). Ms. Shoemaker led the U.S. launch of a first-in-class therapy for the treatment of myelodysplastic syndromes (MDS). In 2008, when Celgene Corporation acquired Pharmion, Ms. Shoemaker remained as Executive Director of Strategic Commercial Operations working as part of the executive transition team until 2009. Ms. Shoemaker began her career at DuPont Pharmaceuticals, which was acquired by Bristol Myers Squibb in 2000, where she held a number of sales and marketing leadership positions. Ms. Shoemaker holds B.S. degrees in Communication Science and Psychology from Missouri State University, and a M.S. degree in Communication Science and Disorders from University of Central Missouri.

Our Board of Directors believes that Ms. Shoemaker’s experience holding senior leadership positions in the life sciences industry and her specific skills, developing and managing commercial organizations in the life sciences industry, provide her with the qualifications and skills to serve as a director of the Company.

Executive Officers

The following table sets forth certain information regarding our current executive officers.

Name	Age	Position(s) with Traws Pharma, Inc.
Iain Dukes, D. Phil.	66	Interim Chief Executive Officer, Secretary and Director
Nora Brennan	56	Interim Chief Financial Officer
Nikolay Savchuk, Ph.D.	56	Chief Operating Officer and Director
C. David Pauza, Ph.D.	71	Chief Science Officer, Virology
Robert Redfield, M.D.	73	Chief Medical Officer
Victor Moyo, M.D.	57	Chief Medical Officer, Oncology

Iain Dukes, D. Phil. Please see Dr. Dukes’ biography under the section entitled “Directors,” above.

Nora Brennan. Ms. Brennan was appointed Interim Chief Financial Officer of the Company on February 5, 2025. Ms. Brennan has served on management teams of various publicly traded and private life science companies, raising more than $2 billion in capital, building finance organizations and supporting operations from early development stage into commercialization. Prior to her appointment as Interim Chief Financial Officer of the Company, she provided financial consulting services to the Company from October 2024 to February 2025. She served as Chief Financial Officer of Spectrum Pharmaceuticals Inc. from May 2022 until August 2023, when it was acquired by Assertio Holdings, Inc., and as a director on the board of directors of Spectrum from December 2020 to May 2022. Prior to that, from June 2021 to May 2022, she served as the Chief Financial Officer of Fore Biotherapeutics, a private precision oncology company. From January 2019 until June 2021, she served as the Chief Financial Officer of TELA Bio, Inc., where she guided the company through a successful IPO. Ms. Brennan also served as the Chief Financial Officer for Xeris from July 2017 to April 2018 and spent 11 years as the Senior Vice President of Treasury and Investor Relations at Integra LifeSciences Holdings Corporation, where she served in numerous capacities and led Integra through a myriad of financings. She currently serves on the board of directors of Artios Pharma. Ms. Brennan holds a B.A. in Economics from the University of Illinois Urbana-Champaign and an MBA from the University of Chicago Booth School of Business.

Nikolay Savchuk, Ph.D. Please see Dr. Savchuk’s biography under the section entitled “Directors,” above.

C. David Pauza, Ph.D. Dr. Pauza has served as Chief Science Officer, Virology of the Company since April 1, 2024. From 2021 to 2024, Dr. Pauza served as Chief Science Officer of both Trawsfynydd Therapeutics, Inc. (“Trawsfynydd”) and Viriom, Inc. Dr. Pauza previously served as Chief Science Officer of American Gene Technologies International, Inc. from 2016 to 2021, where he led development of a cell and gene therapy for HIV disease and developed a robust intellectual property portfolio in cancer and infectious diseases. Before joining the biotechnology industry, Dr. Pauza had a 35-year career in academic research at the University of Maryland, Baltimore. Dr. Pauza obtained his B.A. from San Jose State University, his Ph.D. from University of California, Berkeley and his Post Doctorate from the Medical Research Counsel, United Kingdom.

Robert Redfield, M.D. Dr. Redfield has served as Chief Medical Officer of the Company since April 1, 2024. From 2021 to 2023, Dr. Redfield served as Senior Public Health Advisor to Governor Hogan and the State of Maryland. Dr. Redfield previously served as Director of the U.S. Centers for Disease Control and Prevention from 2018 to 2021 and Senior Strategic Advisor at Pasaca Capital Inc. from 2021 to 2022. Currently, Dr. Redfield is the President and Chief Executive Officer of R3 Enterprises and Consulting, a role he has held since 2021; the Co-Founder and President of Prevention, Diagnosis, Treatment Inc. (PDTi), a role he has held since 2021; and a practicing physician with Greater Baltimore Medical Center (GBMC) Health Partners, a role he has held since 2022. Dr. Redfield is also a director and strategic advisor at Viriom, Inc.

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

Victor Moyo, M.D. Dr. Moyo has served as the Company’s Chief Medical Officer, Oncology since April 12, 2024. Dr. Moyo joined the Company in June 2023 as Consulting Chief Medical Officer and transitioned to Chief Medical Officer in October 2023. Dr. Moyo is a highly experienced physician researcher and drug developer, with approximately 30 years of clinical research experience, including 19 years in the pharmaceutical industry. He has held a variety of senior leadership positions with responsibility for a number of clinical development plans, IND filings, NDA filings, post-market development plans, notably including his work on Onivyde® for metastatic pancreatic cancer, epoetin alpha trial in myelodysplastic syndrome. He is also a named inventor on numerous granted patents and patent applications. From May 2022 to October 2023, Dr. Moyo served as Chief Medical Officer of OncoPep, Inc. From January 2019 to May 2022, he served as Executive Vice-President, Chief Medical Officer and Head of R&D at L.E.A.F. Pharmaceuticals, where he served as Senior Vice President R&D and Chief Medical Officer from January 2016 to January 2019. Prior to that, he held various leadership roles as a Vice President Clinical Investigations or Medical Director at Merrimack Pharmaceuticals and the Centocor Ortho Biotech Services, LLC division of Johnson & Johnson. Dr. Moyo earned his M.D. from the University of Zimbabwe. Following his move to the U.S., he went on to complete his internship and residency in Internal Medicine at the George Washington School of Medicine and Health Sciences and his fellowship in Hematology and Oncology at the Johns Hopkins University School of Medicine.

Family Relationships

There are no family relationships between or among our directors or executive officers.

Arrangements and Understandings with our Officers and Directors

On April 1, 2024, we completed the acquisition of Trawsfynydd in accordance with the terms of an Agreement and Plan of Merger, dated April 1, 2024 (the “Merger Agreement”), by and among the Company, Traws Merger Sub I, Inc., Traws Merger Sub II, LLC, and Trawsfynydd. Pursuant to the Merger Agreement, on April 1, 2024, effective immediately upon closing of the acquisition, our Board of Directors, upon the recommendation of the Nominating and Corporate Governance Committee, (i) accepted the resignations of Dr. Steven M. Fruchtman, Peter Atadja, Jerome Groopman and Viren Mehta from the Board of Directors; (ii) accepted the resignations of Dr. Steven M. Fruchtman and Mark Guerin from their roles of Chief Executive Officer of the Company and Chief Operating Officer of the Company, respectively; (iii) appointed Iain Dukes as a director and Executive Chairman of the Company, Nikolay Savchuk as a director of the Company, and Werner Cautreels as a director of the Company; and (iv) appointed Werner Cautreels as the Company’s Chief Executive Officer and Nikolay Savchuk as the Company’s Chief Operating Officer. Dr. Steven M. Fruchtman remained as the President of the Company and was appointed Chief Scientific Officer, Oncology and Mark Guerin remained as the Chief Financial Officer of the Company.

Except as discussed above, there are no arrangements or understandings between any two or more of our directors or executive officers or between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and to our knowledge there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current members of our Board of Directors. To our knowledge, there are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (iv) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission (“SEC”) or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Corporate Governance

Board Composition and Independence

Our Board of Directors currently consists of six members. Our Board of Directors has undertaken a review of the independence of our directors and has determined that all directors, except Werner Cautreels, Iain Dukes, and Nikolay Savchuk, are independent within the meaning of Section 5605(a)(2) of the NASDAQ Stock Market listing rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Tenth Amended and Restated Certificate of Incorporation, as amended, provides that our Board of Directors will consist of not less than three nor more than 11 directors, as such number may be fixed by our Board of Directors from time to time. Each director shall be elected to the Board of Directors to hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified, subject to earlier death, resignation or removal.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors recognizes the time, effort and energy that our Interim Chief Executive officer is required to devote to his position in the current business environment, as well as the commitment required to serve as Chairman of our Board of Directors, particularly as the Company continues to undergo changes to its business and management team and as the Board of Directors’ oversight responsibilities continue to grow. We believe that, at present, separating these positions allows our Interim Chief Executive officer to focus on our day-to-day business, while allowing our Chairman to lead the Board of Directors in its fundamental role of providing advice to, and independent oversight of, management. Our Board of Directors also believes that this structure ensures a greater role for the independent directors in the oversight of our company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our Board of Directors.

While our bylaws do not require that our Chairman and Chief Executive Officer positions be separate, our Board of Directors believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including but not limited to risks relating to limited cash resources, economic uncertainty, volatility of the capital markets, need to raise additional funds, product candidate development, technological uncertainty, dependence on collaborative partners and other third parties, uncertainty regarding patents and proprietary rights, comprehensive government regulations, regulatory uncertainty, having no commercial manufacturing experience, marketing or sales capability or experience and dependence on key personnel. Management is responsible for the day-to-day management of risks we face, while our Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board of Directors periodically consults with management regarding the Company’s risks.

Our Board of Directors is actively involved in oversight of risks that could affect us. This oversight is conducted primarily through the Audit Committee of our Board of Directors, but the full Board of Directors has retained responsibility for general oversight of risks.

Board Committees

Our Board of Directors has established three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The current members of our Audit Committee are M. Teresa Shoemaker, Trafford Clarke and Jack E. Stover, with Jack E. Stover serving as chairperson. The current members of our

Compensation Committee are M. Teresa Shoemaker, Trafford Clarke and Jack E. Stover, with M. Teresa Shoemaker serving as chairperson. The current members of our Nominating and Corporate Governance committee are M. Teresa Shoemaker, Trafford Clarke and Jack E. Stover, with Trafford Clarke serving as chairperson.

In addition to the foregoing, in April 2024, our Board of Directors constituted a temporary committee of the Board of Directors, the Transition Committee, to provide support to our management team throughout the transition of the Company’s business and staffing after the completion of our acquisition of Trawsfynydd. Members of the Transition Committee included Jack E. Stover, Iain Dukes and Nikolay Savchuk, with Jack E. Stover serving as chairperson. The Transition Committee was disbanded on December 31, 2024.

Our Board of Directors has determined that Jack E. Stover, Trafford Clarke and M. Teresa Shoemaker meet the additional test for independence for audit committee members imposed by SEC regulations and Section 5605(c)(2)(A) of the NASDAQ Stock Market listing rules and that M. Teresa Shoemaker, Trafford Clarke and Jack E. Stover meet the additional test for independence for compensation committee members imposed by Section 5605(d)(2)(A) of the NASDAQ Stock Market listing rules.

Audit Committee

The primary purpose of our Audit Committee is to assist the Board of Directors in the oversight of the integrity of our accounting and financial reporting process, the audits of our consolidated financial statements, and our compliance with legal and regulatory requirements. Our Audit Committee held 10 formal meetings, several informal meetings and various actions were approved by unanimous written consent of the committee during fiscal year 2024. The functions of our Audit Committee include, among other things:

●	hiring the independent registered public accounting firm to conduct the annual audit of our consolidated financial statements and monitoring its independence and performance;

●	reviewing and approving the planned scope of the annual audit and the results of the annual audit;

●	pre-approving all audit services and permissible non-audit services provided by our independent registered public accounting firm;

●	reviewing the significant accounting and reporting principles to understand their impact on our consolidated financial statements;

●	reviewing our internal financial, operating and accounting controls with management, our independent registered public accounting firm and our internal audit provider;

●	reviewing with management and our independent registered public accounting firm, as appropriate, our financial reports, earnings announcements and our compliance with legal and regulatory requirements;

●	periodically reviewing and discussing with management the effectiveness and adequacy of our system of internal controls;

●	in consultation with management and the independent auditors, reviewing the integrity of our financial reporting process and adequacy of disclosure controls;

●	periodically reviewing potential conflicts of interest under and violations of our code of conduct and overseeing the administration of the Company’s code of conduct;

●	periodically reviewing financial and accounting personnel succession planning within the Company;

●	establishing procedures for the treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and confidential submissions by our employees of concerns regarding questionable accounting or auditing matters;

●	providing oversight for all matters related to the security of and risks related to information technology systems and procedures;

●	reviewing and approving related-party transactions; and

●	reviewing and evaluating, at least annually, our Audit Committee’s charter.

With respect to reviewing and approving related-party transactions, our Audit Committee reviews related-party transactions for potential conflicts of interests or other improprieties. Under SEC rules, as a smaller reporting company, related-party transactions are those transactions to which we are or may be a party in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors or executive officers or any other related person had or will have a direct or indirect material interest, excluding, among other things, compensation arrangements with respect to employment and Board of Directors membership. Our Audit Committee could approve a related-party transaction if it determines that the transaction is in our best interests. Our directors are required to disclose to our Audit Committee or the full Board of Directors any potential conflict of interest, or personal interest in a transaction that our Board of Directors is considering.

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

The Board of Directors has adopted a charter for the Audit Committee, which is available in the corporate governance section of our website at https://investor.onconova.com/corporate-governance.

Compensation Committee

The primary purpose of our Compensation Committee is to assist our Board of Directors in exercising its responsibilities relating to compensation of our executive officers and employees and to administer our equity compensation and other benefit plans. In carrying out these responsibilities, this committee reviews all components of executive officer and employee compensation for consistency with its compensation philosophy, as in effect from time to time. Our Compensation Committee held 9 formal meetings, several informal meetings and various actions were approved by unanimous written consent of the committee during fiscal year 2024. The functions of our Compensation Committee include, among other things:

●	designing and implementing competitive compensation, retention and severance policies to attract and retain key personnel;

●	reviewing and formulating policy and determining the compensation of our Chief Executive Officer, other executive officers and employees;

●	reviewing and recommending to our Board of Directors the compensation of our non-employee directors;

●	reviewing and evaluating our compensation risk policies and procedures;

●	administering our equity incentive plans and granting equity awards to our employees and consultants;

●	administering our performance bonus plans and granting bonus opportunities to our employees, consultants and non-employee directors under these plans;

●	if required from time to time, preparing the analysis or reports on executive officer compensation required to be included in our annual proxy statement;

●	engaging compensation consultants or other advisors it deems appropriate to assist with its duties and evaluating whether any consultants retained have any conflicts of interest; and

●	reviewing and evaluating, at least annually, our Compensation Committee’s charter.

The Board of Directors has adopted a charter for the Compensation Committee, which is available in the corporate governance section of our website at https://investor.onconova.com/corporate-governance.

The Compensation Committee has utilized Radford (“Radford”), an Aon Hewitt company, as its executive compensation consultant. Radford reports directly to the Compensation Committee. The Compensation Committee may replace Radford or hire additional consultants at any time. Upon request by the Compensation Committee or its chair, a representative of Radford attends meetings of the Compensation Committee and is available to discuss compensation issues in between meetings.

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

Nominating and Corporate Governance Committee

The primary purpose of our Nominating and Corporate Governance Committee is to assist our Board of Directors in promoting the best interest of our company and our stockholders through the implementation of sound corporate governance principles and practices. Our Nominating and Corporate Governance Committee held 4 formal meetings, several informal meetings and various actions were approved by unanimous written consent of the committee during fiscal 2024. The functions of our Nominating and Corporate Governance Committee include, among other things:

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

The Board of Directors has adopted a charter for the Nominating and Corporate Governance Committee, which is available in the corporate governance section of our website at https://investor.onconova.com/corporate-governance.

Meetings of the Board of Directors

The Board of Directors held 16 formal meetings, several informal meetings and various actions were approved by unanimous written consent of the Board of Directors during fiscal 2024. During fiscal 2024, each director attended at least 75 percent of the aggregate of the total number of meetings of the Board of Directors and the committees on which such director served.

Directors are encouraged, but not required, to attend our annual meetings of stockholders. All of our directors attended the 2024 Annual Meeting of Stockholders.

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

In determining whether to recommend any particular candidate for inclusion in the Board of Directors’ slate of recommended director nominees, our Nominating and Corporate Governance Committee considers the composition of the Board of Directors with respect to depth of experience, balance of professional interests, required expertise and other factors. The Nominating and Corporate Governance Committee considers the value of diversity when recommending candidates. The committee views diversity broadly to include diversity of experience, skills and viewpoint. The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. Our Board of Directors believes that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow it to fulfill its responsibilities.

Stockholders may recommend individuals to our Nominating and Corporate Governance Committee for consideration as potential director candidates. The Nominating and Corporate Governance Committee will evaluate stockholder-recommended candidates by following the same process and applying the same criteria as it follows for candidates submitted by others.

Stockholders may directly nominate a person for election to our Board of Directors by complying with the procedures set forth in Section 2.2(A) of our bylaws and with the rules and regulations of the SEC. Under our bylaws, only persons nominated in accordance with the procedures set forth in the bylaws will be eligible to be elected to serve as directors. In order to nominate a candidate for service as a director, you must be a stockholder at the time you give the Board of Directors notice of your nomination, and you must be entitled to vote for the election of directors at the meeting at which your nominee will be considered. In addition, the stockholder must have given timely notice in writing to our Secretary. To be timely, a stockholder’s notice must be delivered to the Secretary at our principal executive offices not later than the 90th day, nor earlier than the 120th day, prior to the first anniversary of the prior year’s annual meeting of stockholders (provided, however, that in the event that the date of the annual meeting is more than 30 days before or 60 days after such anniversary date, notice by the stockholder must be delivered no earlier than the 120th day prior to the annual meeting and no later than the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such annual meeting is first made by us).

A stockholder’s notice must set forth (i) the name, age, business address and, if known, residence address of the nominee, (ii) the principal occupation or employment of the nominee, (iii) the class and number of shares of stock of the Company directly or indirectly, owned beneficially or of record by the nominee, (iv) a description of all arrangements or understandings between you and the nominee and any other person or persons (naming such person or persons) pursuant to which the nomination is to be made by you, and (v) all other information relating to the nominee that is required to be disclosed in solicitations of proxies for the election of directors in an election contest, or is otherwise required, in each case, pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder. Nominations for director must be accompanied by the nominee’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected.

Stockholder Communications with the Board of Directors

You can contact our Board of Directors to provide comments, to report concerns, or to ask a question, at the following address.

Interim Chief Executive Officer
Traws Pharma, Inc.
12 Penns Trail
Newtown, PA 18940
United States

You may submit your concern anonymously or confidentially by postal mail. You may also indicate whether you are a stockholder, customer, supplier, or other interested party.

Communications are distributed to our Board of Directors or to any individual directors, as appropriate, depending on the facts and circumstances outlined in the communication.

Code of Conduct for Employees, Executive Officers and Directors

We have adopted a code of conduct (the “Code”) applicable to all of our employees, executive officers and directors. If we make any substantive amendments to, or grant any waivers from, the Code for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K. The Code is available in the corporate governance section of our website at https://investor.onconova.com/corporate-governance. The inclusion of our website address in this Amendment does not include or incorporate by reference the information on our website into this Amendment.

The Audit Committee of our Board of Directors is responsible for overseeing the code of conduct and must approve any waivers of the code of conduct for employees, executive officers or directors.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our executive officers, directors and beneficial owners of more than ten percent of our common stock are required to file with the SEC reports of holdings of and transactions in our securities. Copies of such reports are required to be furnished to us. Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that all required reports were filed in fiscal 2024 in a timely manner, except that Mark Guerin, the Company’s former Chief Financial Officer; Werner Cautreels, the Company’s former Chief Executive Officer and a current board member; Nikolay Savchuk, the Company’s Chief Operating Officer and a board member; and TPAV, LLC and OrbiMed Advisors LLC, each a 10% stockholder of the Company; each inadvertently failed to timely file one Form 4 relating to transactions in our securities; and each of Jack E. Stover, M. Teresa Shoemaker and Trafford Clarke, each independent directors on our board, failed to file one Form 4 to disclose the stock options awarded as director compensation in November 2024.

ITEM 11. EXECUTIVE COMPENSATION.

Overview of Executive Compensation

The Compensation Committee of our Board of Directors is responsible for overseeing the compensation of all of our executive officers. In this capacity, our Compensation Committee annually reviews and approves the compensation of our (interim) chief executive officer and other executive officers, including such goals and objectives relevant to the executive officers’ compensation that the committee, in its discretion, determines are appropriate, evaluates their performance in light of those goals and objectives, and sets their compensation based on this evaluation.

2024 Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2024 and 2023 concerning compensation of (i) each individual who served as our principal executive officer during 2024, and (ii) the two most highly compensated executive officers other than our principal executive officers during 2024 that were serving as executive officers of the Company as of December 31, 2024. We refer to these three executive officers as our “named executive officers.”

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)
Werner Cautreels, Ph.D. (5)	2024	445,769	-	200,000	-	1,813	647,582
Former Chief Executive Officer	2023	-	-	-	-	-	-

Steven M. Fruchtman, M.D. (6)	2024	332,887	-	-	-	77,113	410,000
Former President and Chief Executive Officer	2023	660,894	227,391	50,613	131,662	36,187	1,106,747

Mark P. Guerin (7)	2024	520,849	-	-	-	41,898	562,747
Former Chief Financial Officer and Chief Operating Officer	2023	500,688	137,809	18,980	50,247	36,985	744,709

Victor Moyo, M.D. (8)	2024	453,107	-	-	-	25,329	478,436
Chief Medical Officer - Oncology	2023	103,846	113,990	-	78,616	108,226	404,678

(1)	Represents discretionary annual bonus amounts earned in the year reported herein.

(2)

The amounts shown for 2024 and 2023 represent the aggregate grant date fair value related to the grant of restricted stock units (“RSUs”) to our named executive officers in fiscal 2024 and 2023. Aggregate grant date fair value is calculated in accordance with FASB ASC Topic 718 (excluding the effect of any estimate of future forfeitures). Additional information concerning our financial reporting of RSUs is presented in Note 8 to our Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2024. See the “Outstanding Equity Awards at 2024 Fiscal Year-End” table below for additional details regarding the RSUs that were granted to our named executive officers in fiscal 2024.

(3)

The amounts shown for 2024 and 2023 represent the aggregate grant date fair value related to the grant of non-qualified stock options to our named executive officers in fiscal 2024 and 2023. Aggregate grant date fair value is calculated in accordance with FASB ASC Topic 718 (excluding the effect of any estimate of future forfeitures). Additional information concerning our financial reporting of stock options is presented in Note 8 to our Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2024. See the “Outstanding

Equity Awards at 2024 Fiscal Year-End” table below for additional details regarding the non-qualified stock options that were granted to our named executive officers in fiscal 2024.

(4)

Includes amounts paid for insurance premiums and unreimbursed medical expenses on behalf of the named executive officer and matching funds paid pursuant to our 401(k) Plan. For Dr. Fruchtman in 2024, also includes $52,946 of paid time off. For Dr. Moyo in 2023, also includes $103,950 of consulting payments prior to his employment.

(5)

Dr. Cautreels was appointed as Chief Executive Officer of the Company on April 1, 2024 in connection with closing of our acquisition of Trawsfynydd. Subsequent to the end of fiscal 2024, effective March 31, 2025, he retired and resigned from his role as Chief Executive Officer of the Company. He continues to serve as a member of our Board of Directors.

(6)

Dr. Fruchtman served as President and Chief Executive Officer of the Company prior to our acquisition of Trawsfynydd. On April 1, 2024, in connection with the acquisition, he resigned from his position as Chief Executive Officer of the Company, retained his position as President of the Company and was appointed as Chief Scientific Officer, Oncology. Dr. Fruchtman resigned from his positions as President and Chief Scientific Officer of the Company on June 17, 2024.

(7)

Mr. Guerin served as Chief Operating Officer and Chief Financial Officer of the Company prior to our acquisition of Trawsfynydd. On April 1, 2024, in connection with the acquisition, Mr. Guerin resigned from his position as Chief Operating Officer, but retained his position as Chief Financial Officer of the Company. Subsequent to the end of fiscal 2024, effective February 5, 2025, he resigned from his role as Chief Financial Officer of the Company.

(8)	Dr. Moyo was appointed as the Company’s Chief Medical Officer, Oncology on April 12, 2024, prior to which he served as Chief Medical Officer of the Company.

Employment Agreements

We have entered into employment agreements with each of our named executive officers, and the compensation of our named executive officers is determined, in large part, by the terms of those employment agreements. A summary of the material terms of each named executive officer’s employment agreement is set forth below.

Werner Cautreels, Ph.D.

We entered into an employment agreement with Dr. Cautreels on April 1, 2024 (the “Cautreels Employment Agreement”) in connection with our acquisition of Trawsfynydd. The Cautreels Employment Agreement had an initial term of one year, unless terminated sooner by Dr. Cautreels or the Company, and the term was to renew for additional one year periods, unless either party provided written notice of termination at least 90 days prior to the end of the applicable term.

The Cautreels Employment Agreement provided for an initial base salary of $610,000, subject to adjustment upon annual review. Subject to the Board of Directors’ or Compensation Committee’s sole discretion, Dr. Cautreels was eligible for an annual bonus, with a target amount equal to 50% of his base salary (i.e., target bonus), based on the performance of Dr. Cautreels and the Company. The annual bonus may be paid in the form of cash, stock options, shares of our common stock, or a combination thereof, at our Board of Directors’ or Compensation Committee’s discretion. Additionally, the Cautreels Employment Agreement provided for the grant of 8,000 RSUs as an inducement for Dr. Cautreels to join the Company, which RSUs will vest as to 25% on the first anniversary of the grant date and the remainder will vest in substantially equal annual installments for three years thereafter, subject to his continued service to the Company. The RSUs were granted as inducement awards under Rule 5635(c)(4) of the Nasdaq Stock Market Listing Rules and were granted outside of the Company’s 2021 Incentive Compensation Plan (as amended, the “2021 Plan”).

Dr. Cautreels was entitled to participate in all of our employee benefit plans and programs that are made generally available from time to time to our executive officers and was entitled to up to four weeks of vacation each year. The Cautreels Employment Agreement contains non-solicitation, non-competition, confidentiality and inventions assignment provisions that, among other things, prevent him from competing with us during the term of his employment and for a specified time thereafter. The Company was also obligated to reimburse Dr. Cautreels for reasonable business expenses, including certain travel and cell phone expenses.

Pursuant to the Cautreels Employment Agreement, if Dr. Cautreels’ employment was terminated for any reason, we were obligated to pay to Dr. Cautreels or his spouse or estate, as applicable, the balance of his accrued and unpaid salary, unreimbursed expenses, and unused accrued vacation time through the termination date.

Additionally, pursuant to the Cautreels Employment Agreement, if Dr. Cautreels’ employment was terminated by us without “cause” or by Dr. Cautreels for “good reason,” other than during the 12-month period following a change in control of the Company, Dr. Cautreels would be entitled to receive the sum of (i) his current base salary and (ii) target bonus, payable in installments over 12 months. If the termination was during the 12-month period following a change in control of the Company, Dr. Cautreels would be entitled to receive one and one-half times the sum of (i) his current base salary and (ii) target bonus, payable in a lump sum. The Company would also be obligated to reimburse Dr. Cautreels for the employer’s portion of his medical insurance costs under COBRA for 12 months if Dr. Cautreels’ termination occurred other than during the 12-month period following a change in control of the Company or for 18 months if Dr. Cautreels’ termination occurs during the 12 month-period following a change in control of the Company. In addition, all of Dr. Cautreels’ outstanding unvested equity awards as of the date of such termination would fully vest as of the date of termination and any accrued, approved and unpaid annual bonus for the year prior to the termination date would be paid. As a condition to receive the forgoing severance benefits, Dr. Cautreels was obligated to deliver to the Company an effective release and waiver of claims and continue to comply with the non-solicitation, non-competition, confidentiality and inventions assignment covenants set forth in the Cautreels Employment Agreement.

Dr. Cautreels retired and resigned from his position as Chief Executive Officer on March 31, 2025. In connection with his retirement, on March 31, 2025, the Company and Dr. Cautreels entered into a Separation Agreement and Release of all Claims, pursuant to which the Company agreed to pay Dr. Cautreels $10,000 (less standard deductions and withholdings), payable in a single lump sum, which amount includes all amounts due and payable to Mr. Cautreels through the termination date.  In exchange for such payment, Dr. Cautreels provided the Company with a general release and waiver of claims, and agreed to be bound by certain restrictive covenants, including those relating to non-disparagement and confidentiality.

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

Steven M. Fruchtman, M.D.

We entered into an amended and restated employment agreement with Dr. Fruchtman on June 19, 2018, which was amended effective March 18, 2021 (the “Fruchtman Employment Agreement”). The Fruchtman Employment Agreement was to continue indefinitely, unless terminated in accordance with the terms set forth therein.

The Fruchtman Employment Agreement provided for an initial base salary of $510,000, subject to adjustment upon annual review. Subject to the Compensation Committee’s sole discretion, Dr. Fruchtman was eligible for an annual bonus, of up to 50% of his base salary (i.e., target bonus), and an annual option grant, in each case, based on the performance of Dr. Fruchtman and the Company. The annual bonus may be paid in the form of cash, stock options, shares of our common stock, or a combination thereof, at our Compensation Committee’s discretion.

Dr. Fruchtman was entitled to participate in all of our employee benefit plans and programs that are made generally available from time to time to our executive officers and is entitled to up to four weeks of vacation each year. The Fruchtman Employment Agreement contains non-solicitation, non-competition, confidentiality and inventions assignment provisions that, among other things, prevent him from competing with us during the term of his employment and for a specified time thereafter. The Company was also obligated to reimburse Dr. Fruchtman for reasonable business expenses, including certain travel and cell phone expenses.

Pursuant to the Fruchtman Employment Agreement, if Dr. Fruchtman’s employment was terminated for any reason, we were obligated to pay to Dr. Fruchtman or his spouse or estate, as applicable, the balance of his accrued and unpaid salary, unreimbursed expenses, and unused accrued vacation time through the termination date.

Additionally, pursuant to the Fruchtman Employment Agreement, if Dr. Fruchtman’s employment was terminated by us without “cause” or by Dr. Fruchtman for “good reason,” other than during the 12-month period following a change in control of the Company, Dr. Fruchtman would be entitled to receive the sum of (i) his current base salary and (ii) target bonus, payable in installments over 12 months. If the termination was during the 12-month period following a change in control of the Company, Dr. Fruchtman would be entitled to receive one and one-half times the sum of (i) his current base salary and (ii) target bonus, payable in a lump sum. The Company would also be obligated to reimburse Dr. Fruchtman for the employer’s portion of his medical insurance costs under COBRA for 12 months if Dr. Fruchtman’s termination occurred other than during the 12-month period following a change in control of the Company or for 18 months if Dr. Fruchtman’s termination occurred during the 12 month-period following a change in control of the Company. In addition, all of Dr. Fruchtman’s stock options that are unvested as of the date of such termination would fully vest as of the date of termination and any accrued, approved and unpaid annual bonus for the year prior to the termination date would be paid. As a condition to receive the forgoing severance benefits, Dr. Fruchtman must deliver to the Company an effective release and waiver of claims and continue to comply with the non-solicitation, non-competition, confidentiality and inventions assignment covenants set forth in the Fruchtman Employment Agreement.

Dr. Fruchtman resigned from his positions as Director, President and Chief Executive Officer on June 17, 2024. On June 17, 2024, Dr. Fruchtman’s attorney provided a letter to the Company’s counsel, which indicates that Dr. Fruchtman believes his resignation to be for “good reason” under the terms of his employment agreement and his expectation of severance compensation commensurate therewith and in connection with a change in control. The Board of Directors accepted Dr. Fruchtman’s resignation effective immediately but disagrees with the characterization of the events set forth in the letter and accordingly believes that no severance payments are due to Dr. Fruchtman under the terms of the Fruchtman Employment Agreement. No severance has been paid to date, and the Company and Dr. Fruchtman are currently in arbitration to determine what, if anything, Dr. Fruchtman is entitled to.

Mark P. Guerin

We entered into an employment agreement with Mr. Guerin on July 1, 2015, which was amended on June 10, 2022 (the “Guerin Employment Agreement”). The Guerin Employment Agreement was to continue indefinitely, unless terminated in accordance with the terms set forth therein.

The Guerin Employment Agreement provided for an initial base salary of $475,000. Subject to the Compensation Committee’s sole discretion, Mr. Guerin was eligible for an annual bonus, of up to 25% of such base salary (i.e., target bonus), based on the performance of Mr. Guerin and the Company. The annual bonus may be paid in the form of cash, stock options, shares of our common stock, or a combination thereof, at our Compensation Committee’s discretion.

Mr. Guerin was entitled to participate in all of our employee benefit plans and programs that are made generally available from time to time to our executive officers and is entitled to up to four weeks of vacation each year. The Guerin Employment Agreement contains non-solicitation, non-competition, confidentiality and inventions assignment provisions that, among other things, prevent him from competing with us during the term of his employment and for a specified time thereafter. The Company was also obligated to reimburse Mr. Guerin for reasonable business expenses.

Pursuant to the Guerin Employment Agreement, if Mr. Guerin’s employment was terminated for any reason, we would pay to Mr. Guerin or his spouse or estate, as applicable, the balance of his accrued and unpaid salary, unreimbursed expenses, and unused accrued vacation time through the termination date.

Additionally, pursuant to the Guerin Employment Agreement, if Mr. Guerin’s employment was terminated by us without “cause” or by Mr. Guerin for “good reason,” other than during the 12-month period following a change in control of the Company, Mr. Guerin would be entitled to receive nine-twelfths of the sum of (i) his current base salary and (ii) target bonus, payable in installments over nine months. If the termination was during the 12-month period following a change in control of the Company, Mr. Guerin would be entitled to receive the sum of (i) his current base salary and (ii) target bonus, payable in a lump sum. The Company would also be obligated to reimburse Mr. Guerin for the employer’s portion of his medical insurance costs under COBRA for nine months if Mr. Guerin’s termination occurred other than during the 12-month period following a change in control of the Company or for 12 months if Mr. Guerin’s termination occurred during the 12-month-period following a change in control of the Company. In addition, all of Mr. Guerin’s stock options that were unvested as of the date of such termination would fully vest as of the date of termination and any accrued, approved and unpaid annual bonus for the year prior to the termination date would be paid. As a condition to receive the forgoing severance benefits, Mr. Guerin was obligated to deliver to the Company an effective release and waiver of claims and continue to comply with the non-solicitation, non-competition, confidentiality and inventions assignment covenants set forth in the Guerin Employment Agreement.

Mr. Guerin resigned from his position as Chief Financial Officer on February 5, 2025. In connection with his resignation, on February 5, 2025, the Company and Mr. Guerin pursuant to which the Company agreed to (i) pay Mr. Guerin $250,000 (less standard deductions and withholdings), payable in nine equal monthly installments commencing in the first 15 days following the termination date; (ii) pay Mr. Guerin $150,000 (less standard deductions and withholdings), payable in a single lump sum within one business day of the execution of the separation agreement, which amount includes all amounts due and payable to Mr. Guerin through the termination date; (iii) pay the employer portion of COBRA coverage for nine months after the termination date; (iv) grant Mr. Guerin $75,000 of restricted stock units on the termination date, 50% of which will vest on the first anniversary of the termination date and the other 50% of which will vest on the second anniversary of the termination date; (v) accelerate the vesting of all outstanding RSUs and options held by Mr. Guerin as of the termination date; and (vi) extend the exercise period of all outstanding stock options held by Mr. Guerin as of the termination date though February 5, 2026. Additionally, pursuant to the separation agreement, Mr. Guerin agreed to provide certain transition services to the Company for the period from February 6, 2025 to February 21, 2025, during which time he continued to earn his equivalent salary amount paid on normal payroll cycles.  In exchange for such payment, Mr. Guerin provided the Company with a general release and waiver of claims, and agreed to be bound by certain restrictive covenants, including those relating to non-disparagement and confidentiality.

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

If, following October 2, 2024, Dr. Moyo’s employment is terminated by us without “cause” or by Dr. Moyo for “good reason,” other than during the 12-month period following a change in control of the Company, Dr. Moyo will be entitled to receive nine-twelfths of the sum of (i) his current base salary and (ii) target bonus, payable in installments over nine months. If the termination is during the 12-month period following a change in control of the Company, Dr. Moyo will be entitled to receive the sum of (i) his current base salary and (ii) target bonus, payable in a lump sum. The Company will also reimburse Dr. Moyo for the employer’s portion of his medical insurance costs under COBRA for nine months if Dr. Moyo’s termination occurs other than during the 12-month period following a change in control of the Company or for 12 months if Dr. Moyo’s termination occurs during the 12-month-period following a change in control of the Company. In addition, all of Dr. Moyo’s stock options that are unvested as of the date of such termination will fully vest as of the date of termination and any accrued, approved and unpaid annual bonus for the year prior to the termination date will be paid. As a condition to receive the forgoing severance benefits, Dr. Moyo must deliver to the Company an effective release and waiver of claims and continue to comply with the non-solicitation, non-competition, confidentiality and inventions assignment covenants set forth in the Moyo Employment Agreement.

On April 12, 2024, we entered into a new employment agreement with Dr. Moyo in connection with his new title of Chief Medical Officer, Oncology, which included substantially similar terms to the Moyo Employment Agreement, except that Dr. Moyo is immediately eligible for the severance benefits specified under the Moyo Employment Agreement, regardless of when Dr. Moyo’s employment is terminated by us without “cause” or by Dr. Moyo for “good reason,” and he is not required to repay the sign-on bonus in the event of a termination of employment by the Company for “cause” or by Dr. Moyo without “good reason” prior to October 2, 2024.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table contains certain information regarding equity awards held by the named executive officers as of December 31, 2024:

	Option Awards					Stock Awards
									Equity Incentive		Equity Incentive
									Plan Awards:		Plan Awards:
	Number of		Number of			Number of		Market Value	Number of		Market or Payout
	Securities		Securities			Shares or		of Shares or	Unearned		Value of
	Underlying		Underlying			Units of		Units of	Shares,		Unearned Shares,
	Unexercised		Unexercised	Option		Stock That		Stock That	Units or Other		Units or Other
	Options		Options	Exercise	Option	Have Not		Have Not	Rights That		Rights That Have
	Exercisable		Unexercisable	Price	Expiration	Vested		Vested	Have Not Vested		Not Vested
Name(1)	(#)		(#)	($)	Date	(#)		($)	(#)		($)
Cautreels						8,000	(2)	200,000
Guerin	1		—	130,500.00	4/16/2025
	1		—	83,250.00	9/25/2025
	1		—	36,562.50	1/26/2026
	1		—	36,562.50	1/26/2026
	1		—	18,225.00	9/1/2026
	2		—	18,225.00	9/1/2026
	1		—	14,906.25	12/15/2026
	4		—	15,187.50	1/17/2027
	6		—	8,437.50	1/3/2028
	69		—	2,587.50	7/26/2028
	174		—	116.25	12/20/2029
	1,448	(3)	—		7/9/2030
	803	(3)	—		2/17/2031
	1,710		—	129.75	8/2/2031
	2,346	(4)	138	45.50	2/7/2032
	1,675	(4)	335	33.25	6/10/2032
	1,844	(4)	1,316	18.25	3/13/2033
									322	(5)	2,711
									1,190	(6)	32,539
Moyo	1,459	(7)	3,541	17.79	10/2/2033

(1)	Steven M. Fruchtman, the Company’s former President and Chief Executive Officer, did not hold any equity awards as of December 31, 2024.

(2)	These are RSUs issued as inducement grants outside of the Company’s incentive plans in accordance with Nasdaq Listing Rules that vest over four years: 25% on the first anniversary; 25% on the second anniversary; 25% on the third anniversary; and 25% on the further anniversary.
(3)	These are vested cash-settled stock appreciation rights.
(4)	Options vest over three years, one-third on the first anniversary of the date of grant and thereafter in 24 equal monthly installments over the following two years.
(5)	These are outstanding PSUs that will be earned and vested upon the Company’s attainment of certain performance goals, subject to the executive’s continued employment with the Company through each vesting date, as follows: (i) 50% of PSUs will vest upon the first patient enrolled in a registrational study and (ii) 50% of the PSUs will vest upon attainment of registrational study topline data. The (“Expiration Date”): for the goals under (i) is December 31, 2025, and for the goal under (ii) is June 30, 2028. The PSUs will be settled in cash and are in all cases subject to the terms and conditions of the Company form of Performance Stock Unit Award Agreement. Pursuant to the terms of the PSU awards, the maximum cash amount payable to each officer with respect to each vested PSU subject to the officer’s PSU award cannot exceed maximum price per share of $952.53, subject to adjustment in accordance with the terms of the Performance Stock Unit Award Agreement. If a performance goal is not achieved on or before its corresponding Expiration Date, then all of the PSUs subject to such performance goal will be automatically forfeited as of such date. A portion of the PSUs granted expired on December 31, 2022, and are therefore excluded from this table. The goals under (i) and (ii) have not been attained as of December 31, 2024.
(6)	These are RSUs that vest over three years from the date of grant: 33% on the first anniversary; 33% on the second anniversary; and 34% on the third anniversary.
(7)	Options vest over four years, 25% on the first anniversary of the date of grant and thereafter in 36 equal monthly installments over the following three years.

Potential Payments Upon Termination of Employment or Change in Control

As discussed under the section of this Proxy Statement entitled “Employment Agreements” above, we have agreements with our named executive officers pursuant to which they will receive severance payments upon certain termination events. The information below describes certain compensation that would be available under our existing plans and arrangements if (i) the named executive officer was terminated as of December 31, 2024 or (ii) if a Change in Control, as defined in the applicable employment agreement or plan, occurred on December 31, 2024 and the named executive officer’s employment had been subsequently terminated on the same date.

Acceleration of Equity Awards in connection with a Change in Control

Pursuant to the terms of each named executive officer’s option agreements reflecting options granted under the Company’s 2018 Omnibus Incentive Compensation Plan, as previously amended (the “2018 Plan”), applicable award agreements reflecting options and RSUs granted under the 2021 Plan and the applicable award agreement reflecting cash-settled stock appreciation rights and cash-settled PSUs, in the event of a “Change in Control” in which the Company is not the surviving corporation (or survives only as a subsidiary of another corporation) and the awards are assumed by, or replaced with awards with comparable terms by, the surviving corporation (or parent or subsidiary of the surviving corporation) and the named executive officer’s employment or service is terminated without “Cause” or the named executive officer terminates his employment for “Good Reason” (as such terms are defined in the applicable award agreement), all such awards shall fully vest and, if applicable, become exercisable, upon termination of employment or service. In the event that the surviving corporation (or a parent or subsidiary of the surviving corporation) does not assume or replace the awards with grants that have comparable terms, and named executive officer is employed by, or providing services to, the Company and its subsidiaries on the date of the Change in Control, all awards granted pursuant to such award agreements shall fully vest and, if applicable, become exercisable.

Termination Other than for Cause, Death or Disability; Resignation for Good Reason

The outstanding options, RSUs and stock appreciation rights held by our named executive officers will vest and, if applicable, become exercisable in the event that the named executive officer’s employment or service is terminated without “Cause” or the named executive officer terminates his employment for “Good Reason” (as such terms are defined in the applicable award agreement).

Director Compensation

The following table summarizes compensation paid to our non-employee directors in fiscal 2024.

	Fees Earned or	Stock Option	All Other
Name	Paid in Cash ($)	Awards ($) (1) (2)	Compensation ($)	Total ($)
Peter Atadja, Ph.D. (3)	26,000	—	—	26,000
Jerome E. Groopman, M.D. (3)	11,000	—	—	11,000
Viren Mehta, Pharm.D. (3)	25,750	—	—	25,750
James J. Marino (4)	82,500	—	—	82,500
Luba Greenwood (5)	—	166,293	—	166,293
Trafford Clarke, Ph.D.	45,000	58,991	—	103,991
M. Teresa Shoemaker	59,000	58,991	—	117,991
Jack E. Stover	117,500	108,991	—	226,491

(1)	The amounts shown represent the aggregate grant date fair value related to the grant of (i) 15,780 non-qualified stock options to each of our non-employee directors as of November 22, 2024, (ii) an additional 13,402 non-qualified stock options to Mr. Stover as compensation for services rendered as chair of the Transition Committee, and (iii) 38,211 non-qualified stock options to Ms. Greenwood in connection with her appointment as a director, in each case calculated in accordance with FASB ASC Topic 718. These stock options vest on the first anniversary of the grant and expire ten years after the grant date and are subject to the director’s continued service. Additional information concerning our financial reporting of stock appreciation rights is presented in Note 8 to our Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

(2)	As of December 31, 2024, the aggregate number of outstanding stock option awards held by each non-employee director was: Dr. Clarke—15,780; Ms. Shoemaker—5,838; and Mr. Stover—29,182. As of December 31, 2024, the aggregate number of stock appreciation rights held by each non-employee director was: Ms. Shoemaker—334; and Mr. Stover—334.

(3)	Resigned on April 1, 2024 in connection with our acquisition of Trawsfynydd.

(4)	Resigned on September 16, 2024.

(5)	Ms. Greenwood was appointed as a non-employee director on September 16, 2024 and resigned on December 16, 2024. None of the stock options issued to Ms. Greenwood in connection with her appointment as a director or as Board compensation were vested as of her date of resignation; as a result, all such awards were forfeited as of December 16, 2024.

In June 2013, our Board of Directors approved a non-employee director compensation policy, which became effective for all non-employee directors in July 2013 and has been amended from time to time since the adoption of such policy. In September 2024, our Board of Directors revised its non-employee director compensation policy to change the equity award value members of our Board of Directors would receive, based on a benchmarking study comparing our director compensation to a group of comparable peer companies; cash stipend amounts remain unchanged. Under the new policy, each non-employee director is entitled to receive an annual equity award with a grant date value of $28,400 for the applicable fiscal year, which is to be awarded at the first Board of Directors meeting after the Company’s annual meeting of stockholders for that year; provided, however, that for the first Board meeting following the Company’s 2024 Annual Meeting, each non-employee director received stock options with a grant date value of $59,000 (options to purchase 15,780 shares of Company common stock). Additionally, pursuant to the new policy, each new non-employee director receives an option with a grant date value of $59,000 on the date service commences.

In accordance with this policy, each non-employee director is entitled to receive an annual base retainer of $40,000. In addition to the equity compensation discussed above, our non-employee directors are entitled to receive the following cash compensation for board services, as applicable:

●	the chair of our Board of Directors, when the chair is not an employee, receives an additional annual retainer of $30,000;

●	each member of our Audit, Compensation and Nominating and Corporate Governance Committees received an additional retainer of $7,500, $5,000 and $4,000, respectively; and

●	each chairperson of our Audit, Compensation and Nominating and Corporate Governance Committees received an additional annual retainer of $15,000, $10,000 and $8,000, respectively, in addition to the retainer received for service as a member of such committee.

Notwithstanding the foregoing, on April 15, 2025, in connection with Mr. Stover’s appointment as Chairman, our Board of Directors approved the payment of an aggregate of $120,000 in cash to Mr. Stover for services to be rendered by Mr. Stover as Chairman of the Board of Directors during the period commencing April 15, 2025 through December 31, 2025, after which the Chairman retainer is expected to revert back to the typical annual retainer of $30,000.

In addition to the foregoing, as discussed above, in April 2024, our Board of Directors constituted the Transition Committee to provide support to our management team throughout the transition of the Company’s business and staffing after the completion of our acquisition of Trawsfynydd. Members of the transition committee included Jack E. Stover, Iain Dukes and Nikolay Savchuk. As compensation for services performed as a member of the Transition Committee, Mr. Stover, the only non-executive director on the committee, received $50,000 in cash payments and stock options to purchase 13,402 shares (valued at $50,000) during fiscal 2024. The Transition Committee was disbanded on December 31, 2024.

All amounts are paid in quarterly installments. To the extent that an individual serves as a non-employee director for less than a full year, he or she shall be entitled to receive a pro-rata portion of the above amounts based on the percentage of the year for which he or she serves in such role.

All of our directors are eligible to receive additional discretionary awards under the 2021 Plan, subject to the annual limit set forth in the 2021 Plan.

We reimburse each non-employee director for out-of-pocket expenses incurred in connection with attending our Board of Directors and committee meetings. Compensation for our directors, including cash and equity compensation, is determined, and remains subject to adjustment, by our Board of Directors.

Equity Award Grant Timing

We do not have a written policy in place regarding the timing of the grant and issuance of stock options in relation to the release of material non-public information. Historically, we have typically granted option awards in the first quarter of the year, to the extent that options are awarded as a component of annual bonuses, shortly after the completion of our annual meeting of shareholders, and as may otherwise be deemed appropriate by our Board of Directors or Compensation Committee from time to time based on the facts and circumstances, as applicable. We have not intentionally timed the grant of stock options in anticipation of the release of material nonpublic information, nor have we intentionally timed the release of material nonpublic information based on stock option grant dates.

The date on which an equity award is granted is the date specified in the resolutions of the Board of Directors or Compensation Committee, as applicable, authorizing the grant. The grant date must fall on or after the date on which the resolutions are adopted by the Board of Directors or Compensation Committee. For stock options, the exercise price is the closing sale price of the Company’s common stock on the grant date, as reported by the Nasdaq Capital Market, or as otherwise required or permitted by the applicable equity plan under which the option is granted. Under our equity plans, the per share exercise price of an option cannot be less than the fair market value of a share of our common stock on the date of grant.

During fiscal year 2024, we did not grant stock options (or similar awards) to any of our named executive officers during the period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 28, 2025 by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (b) each of our named executive officers identified under the heading, “2024 Summary Compensation Table,” (c) each of our directors, and (d) all of our executive officers and directors as a group.

The percentage of common stock outstanding is based on 5,334,015 shares of common stock outstanding on April 28, 2025. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of common stock subject to warrants and options that are currently exercisable or exercisable within sixty days of April 28, 2025 to be outstanding and to be beneficially owned by the person holding the warrants and options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, we believe that each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of common stock beneficially owned by him, her or it, subject to community property laws, where applicable. Except as otherwise noted below, the street address of each beneficial owner is c/o Traws Pharma, Inc., 12 Penns Trail, Newtown, PA 18940.

	Number of Shares	Percentage of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned
5% or greater stockholders:
Viriom, Inc. (1)	605,531	11.4%
OrbiMed Advisors LLC (2)	760,824	14.3%
Perceptive Advisors LLC (3)	386,555	7.2%
Directors, Director Nominees and Named Executive Officers:
Iain Dukes, D. Phil. (4)	233,308	4.3%
Werner Cautreels, Ph.D. (5)	98,348	1.8%
Trafford Clarke, Ph.D. (6)	5,326	*
Nikolay Savchuk, Ph.D. (7)	659,294	11.5%
M. Teresa Shoemaker (8)	5,973	*
Jack E. Stover (9)	19,283	*
Steven M. Fruchtman, M.D. (10)	2,992	*
Mark P. Guerin (11)	11,195	*
Victor Moyo, M.D. (12)	2,084	*
All current executive officers and directors as a group (10 persons) (13)	1,064,871	17.7%

*	Represents a beneficial ownership of less than one percent of our outstanding shares of common stock.
(1)	Based on our records and a Schedule 13D filed by Viriom on April 8, 2024 with the SEC. Mr. Savchuk has investment control of and is a director of Viriom, and indirectly holds a majority of shares of its common stock through AAAn LLC, a limited liability company of which Mr. Savchuk is the managing member. Mr. Savchuk disclaims any excess of his pecuniary interest in the securities held by Viriom. The address of Viriom is 1450 Research Blvd, Rockville, MD 20850.

(2)	Based on our records and a Schedule 13D filed by OrbiMed on January 29, 2025 with the SEC. These shares are held of record by OPI VIII. OrbiMed Capital GP VIII LLC (“GP VIII”), is the general partner of OPI VIII. OrbiMed Advisors is the managing member of GP VIII. By virtue of such relationships, OrbiMed Advisors and GP VIII may be deemed to have voting power and investment power over the securities held by OPI VIII and, as a result, may be deemed to have beneficial ownership over such securities. OrbiMed Advisors exercises voting and investment power through a management committee comprised of Carl L. Gordon, Sven H. Borho, and W. Carter Neild, each of whom disclaims beneficial ownership of the securities held by OPI VIII. The address of OrbiMed Advisors is 601 Lexington Avenue, 54th Floor, New York, NY 10022.

(3)	Based on our records and a Schedule 13G filed by Perceptive Advisors LLC (“Perceptive Advisors”) with the SEC on January 8, 2025. Perceptive Advisors shares voting and dispositive power over the shares of common stock with Perceptive Life Sciences Master Fund, Ltd and Joseph Edelman. Mr. Edelman serves as the Managing Member of Perceptive Advisors. The address of Perceptive Advisors is 51 Astor Place, 10th Floor, New York, NY 10003.

(4)	Includes 80,517 shares of common stock, 675 RSUs that are scheduled to vest within sixty days of April 28, 2025, and 152,116 shares of common stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of April 28, 2025.

(5)	Includes 96,348 shares of common stock and 2,000 RSUs that are scheduled to vest within sixty days of April 28, 2025.

(6)	Includes 5,326 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable or exercisable within sixty days of April 28, 2025.

(7)	Includes 251,227 shares of common stock, 255,276 shares of common stock issuable upon conversion of outstanding shares of Series C Non-Voting Convertible Preferred Stock that are currently convertible, 675 RSUs that are scheduled to vest within sixty days of April 28, 2025, and 152,116 shares of common stock issuable upon the exercise of warrants and options that are currently exercisable or exercisable within sixty days of April 28, 2025. Does not include shares of common stock owned by Viriom, for which Mr. Savchuk disclaims beneficial ownership.

(8)	Includes 135 shares of common stock and 5,838 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of April 28, 2025.

(9)	Includes 8 shares of common stock and 19,275 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of April 28, 2025.

(10)	Includes 2,992 shares of common stock. Mr. Fruchtman, who was a named executive officer for the fiscal year ended December 31, 2024, resigned from his positions of President and Chief Scientific Officer of the Company in June 2024.

(11)	Includes 380 shares of common stock, 1,190 RSUs that are scheduled to vest within sixty days of April 28, 2025, and 9,625 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of April 28, 2025. Mr. Guerin, who was a named executive officer for the fiscal year ended December 31, 2024, resigned from his position of Chief Financial Officer of the Company in February 2025.

(12)	Includes 2,084 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of April 28, 2025.

(13)	Excludes shares beneficially owned by Messrs. Fruchtman and Guerin, as they are no longer executive officers of the Company, and includes shares beneficially owned by C. David Pauza, Ph.D., who serves as the Company’s Chief Scientific Officer, Virology, and Robert Redfield, M.D., who serves as the Company’s Chief Medical Officer. Nora Brennan, the Company’s Interim Chief Financial Officer, does not beneficially own any shares of our common stock as of April 28, 2025.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding awards and shares available for other future issuances of options under our equity compensation plans as of December 31, 2024.

					Number of Shares
	Number of Shares to				Remaining Available
	be Issued Upon		Weighted-Average		for Future Issuance
	Exercise of		Exercise Price of		Under the Equity
	Outstanding		Outstanding		Compensation Plan
	Options,		Options,		(Excluding Shares in
Plan Category	Warrants and Rights		Warrants and Rights		First Column)
Equity compensation plans approved by stockholders	119,523	(1)	$40.19	(2)	296,400	(3)
Equity compensation plans not approved by stockholders	386,747	(4)	$1.24	(2)	—
Total	506,270				296,400

(1)  Consists of stock options and RSUs granted under our 2013 Equity Compensation Plan, 2018 Plan and the 2021 Plan (collectively, the “Plans”).

(2) The weighted average exercise price is calculated based solely on the outstanding stock options. It does not take into account the shares issuable upon vesting of outstanding RSU awards, which have no exercise price.

(3)  Consists of shares remaining available for issuance under our 2021 Plan.

(4) Consists of (i) 21,200 shares of common stock underlying outstanding RSUs issued as inducement awards outside of the Plans in April 2024 in accordance with Nasdaq Listing Rules, and (ii) stock options to purchase 365,547 shares of common stock that were assumed by the Company in connection with our acquisition of Trawsfynydd. No additional awards may be granted under the Trawsfynydd Therapeutics, Inc. 2021 Stock Plan, pursuant to which such assumed stock options were initially granted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Review and Approval of Related Person Transactions

The Audit Committee of our Board of Directors is charged with the responsibility of reviewing and approving all related person transactions (as defined in SEC regulations) and periodically reassessing any related person transaction that we enter to ensure continued appropriateness. This responsibility is set forth in our Audit Committee charter. A related party transaction will only be approved if the Audit Committee determines that the transaction is in the best interests of the Company. If a director is involved in the transaction, he or she will recuse himself or herself from all decisions regarding the transaction.

After our acquisition of Trawsfynydd on April 1, 2024, the Company has the following related party transactions, all of which have been approved by the Board and the Audit Committee as deemed necessary:

Prior to our acquisition of Trawsfynydd, on January 5, 2022, Trawsfynydd entered into a Master Research and Development Agreement with Viriom, Inc. (“Viriom”), pursuant to which Viriom provided services related to virology to Trawsfynydd prior to the Merger and continues to provide services to the Company. Nikolay Savchuk, Chief Operating Officer of the Company and a member of our Board of Directors, serves as President of Viriom and as a member of its board of directors, and Iain Dukes, Interim Chief Executive Officer of the Company and a member of our Board of Directors, served as Chief Executive officer of Viriom until December 2024. Dr. Savchuk has investment control of Viriom and indirectly holds a significant number of its shares of common stock through AAAn LLC, a limited liability company of which Dr. Savchuk is the managing member and equity holder. Dr. Robert R. Redfield, M.D., our Chief Medical Officer, serves as a strategic advisor and member of Viriom’s board of directors. Additionally, Dr. C. David Pauza Ph.D., our Chief Science Officer, served as the Chief Science Officer of Viriom until April 1, 2024, after which time he resigned from any position with Viriom; and Iain Dukes, Executive Chairman of the Company, served as Chief Executive Officer of Viriom and as a member of its board of directors. During the year ended December 31, 2024, $128,000 was expensed as R&D in the Company’s consolidated statements of operations related to Viriom’s services, of which $113,000 and $15,000 was included in accounts payable and accrued expenses, respectively, as of December 31, 2024, in the Company’s consolidated balance sheets.

Prior to our acquisition of Trawsfynydd, on January 20, 2023, Trawsfynydd entered into a License Agreement (the “Viriom License Agreement”) with Viriom, pursuant to which Trawsfynydd obtained an exclusive, royalty-free, sublicensable, world-wide license to certain Viriom patents, applications, and technical information (collectively, the “Viriom Licensed IP”) to make, have made, use, sell, offer for sale and import several classes of novel compounds related to the treatment and prevention of viral diseases, specifically for use of the Viriom Licensed IP in the development of treatment and methods to prevent viral disease in Canada, China, the European Union, Hong Kong, Japan, the United States and all areas covered by PCT applications for the Viriom Licensed IP. No annual license fees, royalties, or milestone payments are required. Additionally, pursuant to the Viriom License Agreement, Trawsfynydd obtained the right to control prosecution, defense of infringement and enforcement. As a result of the Merger, the rights and obligations of Trawsfynydd under the Viriom License Agreement were transferred to the Company (through its subsidiaries).

Prior to our acquisition of Trawsfynydd, on September 23, 2022, Trawsfynydd entered into a Master Research and Development Agreement with ChemDiv, Inc. (“ChemDiv”). Pursuant to the Master Research and Development Agreement, ChemDiv provided services related to preclinical drug discovery to Trawsfynydd prior to the acquisition and continues to provide services to the Company. Dr. Nikolay Savchuk, Chief Operating Officer of the Company and a member of our Board of Directors, is a stockholder of ChemDiv and a member of its board of directors. Subsequent to the acquisition and through December 31, 2024, the Company made payments to ChemDiv of $5,024,000 which primarily relate to services completed prior to the Merger. During the year ended December 31, 2024, $460,000 was expensed as R&D in the Company’s consolidated statements of operations related to ChemDiv’s services, of which $10,000 was included in accounts payable as of December 31, 2024 in the Company’s consolidated balance sheets.

Prior to our acquisition of Trawsfynydd, on September 1, 2022, Trawsfynydd entered into a Master Research and Development Agreement with Expert Systems, Inc. (“Expert”). Pursuant to the Master Research and Development Agreement, Expert provided drug development and consulting services to Trawsfynydd prior to the acquisition and continues to provide services to the Company. An immediate family member of Dr. Savchuk has significant ownership in Expert. During the year ended December 31, 2024, $149,000 was expensed in the Company’s consolidated statements of operations related to Expert’s services. As of December 31, 2024, $77,000 and $72,000 was included in accounts payable and accrued expenses, respectively, in the Company’s consolidated balance sheets.

Pursuant to a Securities Purchase Agreement entered into by the Company and TPAV LLC (“TPAV”) on April 1, 2024 in connection with our acquisition of Trawsfynydd, TPAV purchased 13,489 shares of Company common stock and 1,070.93 shares of Series C Preferred Stock for an aggregate purchase price of $9,499,995. Nikolay Savchuk, the Company’s Chief Operating Officer and a member of our Board of Directors, serves as the sole manager on the board of managers of TPAV.

Additionally, pursuant to a Securities Purchase Agreement entered into by and between the Company and various investors on December 29, 2024 (the “December 2024 Purchase Agreement”), TPAV purchased 96,348 Class B Units, consisting of pre-funded warrants to purchase 96,348 shares of Company common stock and Series A Warrants to purchase 96,348 shares of Company common stock for an aggregate purchase price of $491,664.

Werner Cautreels, our former Chief Executive Officer and a member of our Board of Directors, also purchased 96,348 Class B Units, consisting of pre-funded warrants to purchase 96,348 shares of Company common stock and Series A Warrants to purchase 96,348 shares of Company common stock for an aggregate purchase price of $491,664 pursuant to the December 2024 Purchase Agreement.

See “Item 10. Directors, Executive Officers and Corporate Governance; Corporate Governance, Board Composition” above for a discussion regarding the independence of the members of our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees of Independent Registered Public Accounting Firms

We engaged KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm on July 16, 2024. Prior to that, including for part of the 2024 fiscal year and all of the 2023 fiscal year, Ernst & Young LLP (“E&Y”) served as the Company’s independent registered public accounting firm. E&Y was dismissed as the Company’s independent registered public accounting firm on July 16, 2024. The Company disclosed the change in auditors in a Current Report on Form 8-K filed with the SEC on July 19, 2024.

The following table summarizes the fees of KPMG (Philadelphia, PA, PCAOB ID: 185) and E&Y (Philadelphia, PA, PCAOB ID: 42), our independent registered public accounting firms for fiscal 2024 and 2023, billed to us for each of the last two fiscal years.

Fee Category	Fiscal 2024	Fiscal 2023
Audit Fees(1)	$720,000	$326,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
Total Fees	$720,000	$326,000

(1)
Audit fees include fees for professional services rendered in connection with the audit of our annual financial statements for fiscal years 2024 and 2023 and for reviews of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters.

(2)
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our consolidated financial statements and which are not reported under “Audit Fees.”

(3)
Tax fees for fiscal 2024 and fiscal 2023 include fees for tax advice, tax return preparation assistance and review.

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

All audit services in fiscal 2024 were pre-approved by our Audit Committee. Neither KPMG nor E&Y provided any non-audit services in fiscal 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of the Annual Report on Form 10-K, as amended by this Amendment:

(1) Financial Statements. See Part II, Item 8, which appears on Page 74 of the Original Form 10-K.

(2) Financial Statement Schedules. All schedules have been omitted from the Original Form 10-K and this Amendment because they are not required or because the required information is given in the Financial Statements or Notes thereto set forth under Item 8 of the Original 10-K.

(b) The exhibits listed in Part IV, Item 15(b) of the Original 10-K and the exhibits listed below are filed with, or incorporated by reference into, this report.

Exhibit Number	Exhibit Description
31.3#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS †	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104 †	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)

# Filed herewith.

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

Date: April 30, 2025
Traws Pharma, Inc.

	By:	/s/ Iain Dukes, D. Phil
Iain Dukes, D. Phil Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Iain Dukes, D. Phil	Interim Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2025
Iain Dukes, D. Phil

/s/ Nora Brennan	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 30, 2025
Nora Brennan

/s/ Jack E. Stover	Chairman, Board of Directors	April 30, 2025
Jack E. Stover

/s/ Nikolay Savchuk, PH.D.	Director	April 30, 2025
Nikolay Savchuk, Ph.D.

/s/ Trafford Clarke, PH.D.	Director	April 30, 2025
Trafford Clarke, Ph.D.

/s/ Mary Teresa Shoemaker	Director	April 30, 2025
Mary Teresa Shoemaker

/s/ Werner Cautreels, Ph.D.	Director	April 30, 2025
Werner Cautreels, Ph.D.