Form 10-Q
period 2025-03-31
Traws Pharma, Inc.
filed 2025-05-15
CIK 1130598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of May 13, 2025 was 5,564,315.

TRAWS PHARMA, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Traws Pharma, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$15,937,000	$21,338,000
Tax incentive and other receivables	1,654,000	1,765,000
Prepaid expenses and other assets	1,265,000	1,848,000
Total current assets	18,856,000	24,951,000
Property and equipment, net	9,000	10,000
Other assets	198,000	1,000
Total assets	$19,063,000	$24,962,000
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,656,000	$8,186,000
Accrued expenses and other liabilities	2,519,000	3,121,000
Deferred revenue	226,000	226,000
Total current liabilities	10,401,000	11,533,000
Deferred revenue, non-current	2,508,000	2,565,000
Warrant liabilities	154,000	42,494,000
Total liabilities	13,063,000	56,592,000

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit):
Series C Preferred stock, $0.01 par value, 5,000,000 shares authorized, 7,440 shares issued and 7,398 shares outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 5,075,390 and 3,650,731 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	50,000	36,000
Additional paid in capital	633,633,000	617,530,000
Accumulated deficit	(627,664,000)	(649,154,000)
Accumulated other comprehensive loss	(19,000)	(42,000)
Total stockholders’ equity (deficit)	6,000,000	(31,630,000)
Total liabilities and stockholders’ equity (deficit)	$19,063,000	$24,962,000

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$57,000	$56,000
Operating expenses:
Research and development	2,506,000	1,912,000
General and administrative	2,754,000	3,356,000
Total operating expenses	5,260,000	5,268,000
Loss from operations	(5,203,000)	(5,212,000)
Change in fair value of warrant liability	26,513,000	—
Other income, net	180,000	229,000
Net income (loss)	$21,490,000	$(4,983,000)
Net income (loss) attributable to common stockholders, basic and diluted	$15,083,000	$(4,983,000)
Weighted-average shares of common stock outstanding, basic	6,965,927	841,738
Net income (loss) per share of common stock, basic	$2.17	$(5.92)
Weighted-average shares of common stock outstanding, diluted	7,215,125	841,738
Net income (loss) per share of common stock, diluted	$2.09	$(5.92)
Net income (loss) attributable to Series C Preferred stockholders, basic and diluted	$6,407,000	$—
Weighted-average shares of Series C Preferred outstanding, basic and diluted	7,398	—
Net income (loss) per share of Series C Preferred, basic and diluted	$866.04	$—

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$21,490,000	$(4,983,000)
Other comprehensive income (loss)
Foreign currency translation adjustments	23,000	(7,000)
Other comprehensive income (loss)	23,000	(7,000)
Comprehensive income (loss)	$21,513,000	$(4,990,000)

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Consolidated Statement of Convertible Preferred Stock and Stockholders’ (Deficit) Equity (unaudited)

							Accumulated
					Additional		other
	Preferred Stock		Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Capital	deficit	income (loss)	Total
Balance at December 31, 2024	7,398	$—	3,650,731	$36,000	$617,530,000	$(649,154,000)	$(42,000)	$(31,630,000)
Stock-based compensation	—	—	—	—	161,000	—	—	161,000
Stock issued for vested restricted stock units	—	—	1,208	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	42,100	—	115,000	—	—	115,000
Reclassification of warrant liability upon exercise of prefunded warrants and amended warrant agreements	—	—	—	—	15,827,000	—	—	15,827,000
Exercise of prefunded warrants	—	—	1,382,559	14,000	—	—	—	14,000
Other comprehensive income	—	—	—	—	—	—	23,000	23,000
Net income	—	—	—	—	—	21,490,000	—	21,490,000
Balance at March 31, 2025	7,398	$—	5,076,598	$50,000	$633,633,000	$(627,664,000)	$(19,000)	$6,000,000

Balance at December 31, 2023	—	$—	840,251	$9,000	$493,317,000	$(482,631,000)	$(23,000)	$10,672,000
Stock-based compensation	—	—	—	—	333,000	—	—	333,000
Shares issued for vested restricted stock units	—	—	3,302	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(7,000)	(7,000)
Net loss	—	—	—	—	—	(4,983,000)	—	(4,983,000)
Balance at March 31, 2024	—	$—	843,553	$9,000	$493,650,000	$(487,614,000)	$(30,000)	$6,015,000

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income (loss)	$21,490,000	$(4,983,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(26,513,000)	—
Depreciation and amortization	1,000	4,000
Stock-based compensation	161,000	333,000
Changes in assets and liabilities:
Receivables	111,000	—
Prepaid expenses and other current assets	774,000	76,000
Other assets	(197,000)	—
Accounts payable	(605,000)	949,000
Accrued expenses and other current liabilities	(602,000)	(747,000)
Deferred revenue	(57,000)	(56,000)
Net cash used in operating activities	(5,437,000)	(4,424,000)

Financing activities:
Proceeds from sale of common stock related to the ATM	122,000	—
Payment of offering costs	(123,000)	—
Proceeds from exercised prefunded warrants	14,000	—
Net cash provided by financing activities	13,000	—
Effect of foreign currency translation on cash	23,000	(7,000)
Net decrease in cash and cash equivalents	(5,401,000)	(4,431,000)
Cash and cash equivalents at beginning of period	21,338,000	20,821,000
Cash and cash equivalents at end of period	$15,937,000	$16,390,000
Supplemental disclosure of cash flow information:
Deferred offering costs in accounts payable	$75,000	$—
Reclassification of warrant liability upon exercise of prefunded warrants and amended warrant agreements	$15,827,000	$—

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

The Company

Traws Pharma, Inc. (“Traws Pharma” or the “Company”), formerly known as Onconova Therapeutics, Inc., was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company's headquarters are located in Newtown, Pennsylvania. On April 1, 2024, the Company acquired Trawsfynydd Therapeutics, Inc., a Delaware corporation (“Trawsfynydd”), through a merger (the “Merger”) and the name change to Traws Pharma was effected. The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in two programs that were grouped as a single identifiable in-process research and development (“IPR&D”) asset. Traws Pharma is a clinical stage biopharmaceutical company dedicated to developing novel therapies to target critical threats to human health in respiratory viral diseases. Following the Merger, the Company has four clinical programs: (i) tivoxavir marboxil, an investigational oral, small molecule CAP-dependent endonuclease inhibitor designed to be administered as a single-dose for the treatment of bird flu and seasonal influenza; (ii) ratutrelvir, an inhibitor of the main protease (also known as 3CL protease) of the SAR-CoV-2 virus, the causative agent in COVID19; (iii) narazaciclib (ON 123300), a multi-targeted kinase inhibitor in solid tumors and hematological malignancies as a single agent or in combination with other anti-cancer therapies; and (iv) rigosertib, administered alone or in combination for investigation in various cancers. The Company’s primary focus is the development of tivoxavir marboxil and ratutrelvir, and its strategic objective for narazaciclib and rigosertib is to establish additional partnerships for further development of the compounds.

Reverse Stock Split

In September 2024, the Company effected a one-for-25 reverse stock split of its issued and outstanding shares of common stock (the “Reverse Stock Split”). All share and per share amounts for the Company’s common stock, as well as the number of shares of common stock issuable upon conversion of outstanding preferred stock, exercise of options and warrants outstanding (and the exercise prices thereof) and settlement of outstanding restricted stock units, from dates prior to completion of the Reverse Stock Split that are included in  the financial statements and the accompanying footnote for periods prior to the Reverse Split have been retroactively restated to give effect to the Reverse Stock Split.

Liquidity

The Company has incurred recurring operating losses since inception. As of March 31, 2025, the Company had an accumulated deficit of $627,664,000. The Company anticipates that operating losses will continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its clinical programs, strategic alliances and its administrative organization. At March 31, 2025, the Company had cash and cash equivalents of $15,937,000. Based on current projections, the Company believes that it does not have sufficient cash and cash equivalents to support its operations for more than one year following the date that these financial statements are issued. As a result of these conditions, substantial doubt exists about the Company’s ability to continue as a going concern.

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

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, Trawsfynydd Therapeutics LLC, Trawsfynydd Therapeutics AU Ltd, Throxavir Therapeutics AU Pty Ltd and Onconova Europe GmbH, as of and for the three months ended March 31, 2025. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, and equity and the amount of revenues and expenses. Actual results could differ significantly from those estimates. The most significant estimates and assumptions that management considers in the preparation of the Company's financial statements relate to prepaid and accrued research and development costs; the valuation of consideration transferred in acquiring the assets of Trawsfynydd; and inputs used in the Black-Scholes model for stock-based compensation expense and Series A Warrants (as defined below) liability.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, the consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2025 and 2024 and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025, the results of its operations for the three months ended March 31, 2025 and 2024, and its cash flows for the three months ended March 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are unaudited. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024 (“Annual Report”), filed with the SEC on March 31, 2025.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one operating segment. The Company’s chief operating decision maker (“CODM”) is the interim chief executive officer. The Company’s CODM manages the Company’s operations on a consolidated basis for the purpose of allocating resources. All the Company’s long-lived assets are held in the United States.

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

At March 31, 2025, the Company had $14,281,000 of its cash and cash equivalents in money market funds that invest in a portfolio of liquid, high-quality debt securities issued by the U.S. government.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company deposits its cash with reputable financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash balances may exceed the current insured amounts provided by the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash and cash equivalents.

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

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s Australian subsidiaries began operations in the second quarter of 2024, and the Company has recognized reductions to R&D expenses of $63,000 for the three months ended March 31, 2025.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents - money market funds	$14,281,000	$-	$-
Liabilities:
Warrant liabilities - Series A Warrants	$-	$-	$154,000

December 31, 2024
Assets:
Cash equivalents - money market funds	$20,508,000	$-	$-
Liabilities:
Warrant liabilities - Series A Warrants	$-	$-	$13,125,000
Warrant liabilities - Pre-funded Warrants	$-	$29,369,000	$-

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

	March 31, 2025	December 31, 2024 (Issuance date)
Expected term of warrants (years)	0.8 year	1 year
Risk-free interest rate	4.1%	4.2%
Expected volatility	153.3%	126.9%
Dividend yield	$ -	$ -

The warrant liabilities were initially measured at fair value at the day of issuance and on a recurring basis. The changes in fair value of warrant liabilities will be recognized as part of the consolidated statements of operations. A summary of warrant liability activity for the three months ended March 31, 2025 is as follows:

Balance, December 31, 2024	$42,494,000
Change in fair value	(26,513,000)
Reclassification of warrant liability upon exercise of prefunded warrants and amended warrant agreements	(15,827,000)
Balance, March 31, 2025	$154,000

On February 18, 2025, the Company and certain of the purchasers entered into amendments to the Series A Warrants, pursuant to which the Series A Warrant liability was reclassified to permanent equity. The change in fair value of the warrant liability related to the Series A Warrants was measured using the fair value of the amended Series A Warrants immediately prior to February 18, 2025.

During the first quarter of 2025, certain purchasers exercised their pre-funded warrants for an aggregate of 1,382,559 shares of the Company’s common stock. On March 27, 2025, the Company and those purchasers holding all pre-funded warrants outstanding as of such date entered into amendments to the pre-funded warrants, pursuant to which the pre-funded warrant liability was reclassified to permanent equity.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Revenues and Deferred Revenues

The Company’s revenue during the three months ended March 31, 2025 and 2024 was from its license and collaboration agreement with SymBio Pharmaceuticals Limited (“Symbio”).

	Three Months Ended March 31,
	2025	2024
Symbio
Upfront license fee recognition over time	$57,000	$56,000

Deferred revenue is as follows:

Symbio
Upfront Payment
Deferred balance at December 31, 2024	$2,791,000
Recognition of revenue	(57,000)
Deferred balance at March 31, 2025	$2,734,000

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

Net income (loss) per share

For purposes of net income (loss) per share, the Company’s Series C Non-Voting Convertible Preferred (“Series C Preferred”) shares have the same characteristics as common stock and have no liquidation or other material preferential rights over common stock and accordingly, have been considered as a second class of common stock in the computation of net income (loss) per share regardless of their legal form. Income (losses) are allocated between the common shares and the Series C Preferred on a pro rata basis as they share equally in income (losses) and residual net assets on an as-converted basis.

Basic income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period, including pre-funded warrants. The pre-funded warrants to purchase common stock are included in the calculation of basic and diluted net income (loss) per share as the exercise price of $0.01 per share is non-substantive and is virtually assured.

Diluted income (loss) per share of common stock includes the effect from the potential exercise or conversion of securities, such as stock options, unvested restricted stock units, and common stock warrants, which would result in the issuance of incremental shares of common stock, using the treasury stock method, and the potential shares of converted

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

common stock associated with the Series C Preferred using the if-converted method. Potential common shares are excluded from the diluted per share calculation when their effect is anti-dilutive, including in periods of net loss or when inclusion does not result in a decrease in earnings per share.

For the three months ended March 31, 2025 and 2024, the components of basic and diluted net income (loss) per share were as follows:

	Three Months Ended March 31,
(in thousands except per share amounts)	2025	2024
Numerator:
Net income (loss)	$21,490,000	$(4,983,000)

Net income (loss) attributable to common stockholders	$15,083,000	$(4,983,000)
Net income (loss) attributable to Series C Preferred stockholders	$6,407,000	$-

Denominator:
Weighted-average shares of common stock outstanding, basic	6,965,927	841,738
Restricted stock units	878	-
Stock options	248,320	-
Weighted-average shares of common stock outstanding, diluted	7,215,125	841,738

Net income (loss) per share of common stock, basic	$2.17	$(5.92)
Net income (loss) per share of common stock, diluted	$2.09	$(5.92)

Weighted-average shares of Series C Preferred outstanding, basic and diluted	7,398	-
Net income (loss) per share of Series C Preferred, basic and diluted	$866.04	$-

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2025	2024
Warrants	3,375,457	12,309
Stock Options	211,140	91,702
Unvested restricted stock units	29,938	6,585
Series C Preferred (as converted to common stock)	2,959,200	—
	6,575,735	110,596

Recently Issued but not yet Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which expands the disclosure required for income taxes. This ASU is effective for fiscal years beginning after December 16, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this ASU on its disclosures.

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

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures.

3. Asset Acquisition

On April 1, 2024, the Company acquired Trawsfynydd, in accordance with the terms of an Agreement and Plan of Merger, dated April 1, 2024 (the “Merger Agreement”), pursuant to which the Company acquired Trawsfynydd’s tivoxavir marboxil and ratutrelvir programs and assumed certain liabilities associated with the acquired assets. The upfront consideration included (i) the issuance of 141,982 shares of common stock of the Company at an aggregate fair value of $3,550,000, (ii) the issuance of 10,359 shares of Series C Preferred at an aggregate fair value of $93,232,000, and (iii) the assumption of all Trawsfynydd stock options (the “assumed options”) immediately outstanding prior to the transaction at an aggregated fair value of $7,085,000.

Each share of Series C Preferred is convertible into 400 shares of common stock, subject to the Beneficial Ownership Limitation (defined below). The fair value of the shares issued to Trawsfynydd and options assumed was based on the closing stock price of the Company’s common stock on April 1, 2024 of $1.00, less a 10.0% discount related to unregistered share restrictions of the Series C Preferred shares.

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

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s board of directors (“Board”) approved the Merger Agreement and the related transactions, and the consummation of the Merger was not subject to approval of Company stockholders. In accordance with the Merger Agreement, three directors were appointed to the Board, and there were several changes to management, each effective as of the closing of the Merger.

Concurrently with the closing of the Merger, the Company entered into a contingent value rights agreement (the “CVR Agreement”) with a rights agent (the “Rights Agent”), pursuant to which each holder of Company common stock as of the applicable record date (April 15, 2024), including those holders receiving shares of common stock in connection with the Merger, is entitled to one contractual contingent value right (each, a “CVR”) entitling the holder to certain distributions of net proceeds and net sales of the Company’s two leading oncology drug candidates, subject to, and in accordance with, the terms and conditions of the CVR Agreement, for each share of common stock held by such holder as of the applicable record time.

The distributions in respect of the CVRs will be made on a quarterly basis, and will be subject to a number of deductions, subject to certain exceptions or limitations, including but not limited to, for certain taxes and certain out-of-pocket expenses incurred by the Company. At the time of Merger and again at March 31, 2025, the value ascribed to the CVR liability was de minimis given the uncertainty related to the success of the underlying oncology programs.

4. Balance Sheet Detail

Prepaid expenses and other current assets:

	March 31,	December 31,
	2025	2024
Research and development	$933,000	$1,514,000
Insurance	149,000	156,000
Other	183,000	178,000
	$1,265,000	$1,848,000

Property and equipment:

	March 31,	December 31,
	2025	2024
Computer and office equipment	$84,000	$84,000
Less accumulated depreciation	(75,000)	(74,000)
	$9,000	$10,000

Accrued expenses and other current liabilities:

	March 31,	December 31,
	2025	2024
Research and development	$1,905,000	$2,331,000
Employee compensation	591,000	265,000
Professional fees	23,000	525,000
	$2,519,000	$3,121,000

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Commitments and Contingencies

Litigation

In the normal course of business, the Company from time to time is named as a party to legal claims and actions. The Company records a loss contingency reserve for a legal proceeding when the potential loss is considered probable and can be reasonably estimated. The Company has not recorded any amounts for loss contingencies as of March 31, 2025.

On June 17, 2024, Steven M. Fruchtman informed the Board of his intent to resign from his positions as President and Chief Scientific Officer, Oncology and indicated to the Company that Dr. Fruchtman believes his resignation to be for "good reason" under the terms of his employment agreement and his expectation of compensation commensurate therewith and in connection with a change in control. The Board accepted Dr. Fruchtman’s resignation effective immediately but disagrees with the characterization of the events set forth in the letter. The Company believes that no severance payments are due to Dr. Fruchtman under the terms of his employment agreement as it pertains to termination for good reason events. The claims have been submitted to arbitration for resolution. At March 31, 2025, the Company determined a range of possible losses associated with Dr. Fruchtman’s claim to be zero to $1,500,000. While the Company intends to defend itself against these claims, and believes it has strong arguments to prevail in the litigation, there can be no assurance that the Company will prevail on its claims.

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

6. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

In connection with the acquisition of Trawfynydd and the concurrent private placement of securities (Note 3), the Company issued shares of Series C Preferred to various individuals. Series C Preferred shares have no voting rights. At March 31, 2025, there were 7,398 shares of Series C Preferred outstanding. Certain material provisions of the Series C Preferred are as follows:

Conversion: Each share of Series C Preferred is convertible into 400 shares of Company common stock, subject to the Beneficial Ownership Limitation.

Dividends: Series C Preferred participates in any dividends with common stockholders on an as-converted basis

Liquidation: In the event of the liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of Series C Preferred shall rank on parity with common stockholders as to the distributions of assets.

Beneficial Ownership Limitation: A holder of Series C Preferred is prohibited from converting its shares of Series C Preferred into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than 19.9% of the total number of shares of Company common stock issued and outstanding immediately after giving effect to such conversion (the “Beneficial Ownership Limitation”).

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

At the Market Offering Agreement

On March 10, 2025, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Citizens JMP Securities, LLC (“Citizens”), pursuant to which the Company may offer and sell shares of its common stock, having aggregate sales price of up to $50,000,000 (subject to certain limitations set forth in the ATM Agreement), from time to time, to or through Citizens, acting as sales agent and/or principal. During the three months ended March 31, 2025, the Company sold and issued 42,100 shares of its common stock under the ATM Agreement for net proceeds of $115,000.

Amendment of Series A Warrants and Pre-funded Warrants

On February 18, 2025, the Company and certain of the purchasers of Units in the private placement on December 31, 2024 (the “December 2024 Offering”) entered into amendments to the Series A Warrants (the “Series A Warrant Amendment”), pursuant to which the Series A Warrants issued to such purchasers were amended to (i) increase the threshold for a change of control, for purposes of determining whether a Fundamental Transaction (as defined in the Series A Warrants) has occurred, from 50% of the outstanding common stock of the Company to greater than 50% of the outstanding common stock of the Company, (ii) revise the expected volatility rate to be applied for purposes of determining the Black Scholes Value of the Series A Warrants to be utilized for calculating consideration payable to the holders of the Series A Warrants in connection with a Fundamental Transaction that is not within the Company’s control, and (iii) remove Section 3(h) of the Series A Warrants, which, under certain circumstances, provided for adjustments to the exercise price of the Series A Warrants in the event of a reverse stock split, stock consolidation, or a recapitalization or similar event involving the Company’s common stock based on the volume weighted average price of the Company’s common stock over the eleven trading day period commencing five trading days immediately preceding such event and the five trading days immediately following such event. The Series A Warrant Amendment resulted in the reclassification of $4,196,000 in warrant liability into permanent equity during the three months ended March 31, 2025.

During the first quarter of 2025, certain purchasers of Units in the December 2024 Offering exercised their pre-funded warrants for an aggregate of 1,382,559 shares of the Company’s common stock. On March 27, 2025,  the Company and those purchasers holding all pre-funded warrants outstanding as of such date entered into amendments to the pre-funded warrants (the “PFW Amendment”), pursuant to which the pre-funded warrants issued to such purchasers were amended to increase the threshold for a change of control, for purposes of determining whether a Fundamental Transaction (as defined in the pre-funded warrants) has occurred, from 50% of the outstanding common stock of the Company to greater than 50% of the outstanding common stock of the Company. The PFW Amendment and exercises of pre-funded warrants resulted in the reclassification of $11,631,000 in warrant liability into permanent equity during the three months ended March 31, 2025.

7. Warrants

Common stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. The conditions within ASC 815-40 are not subject to a probability assessment. The equity classified warrants do not fall under the liability criteria within ASC 480 Distinguishing Liabilities from Equity, as they are not puttable and do not represent an instrument that has a redeemable underlying security. The equity classified warrants do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding. The Series A Warrants and pre-funded warrants issued in connection with the December 2024 Purchase Agreement did not meet the scope exception under ASC 815 and, therefore, were classified as liabilities as of December 31, 2024. As a result of the Series A Amendment and PFW Amendment, 3,375,457 Series A

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Warrants and 1,928,493 pre-funded warrants met the scope exception under ASC 815 and, therefore, were reclassified to permanent equity during the three months ended March 31, 2025.

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the three months ended March 31, 2025 is as follows:

				Balance		Balance
		Exercise	Expiration	December 31,	Warrants	March 31,
Description	Classification	Price	Date	2024	Exercised	2025
Non-tradable pre-funded warrants	Equity	$56.25	none	141	—	141
Non-tradable pre-funded warrants	Equity	$56.25	none	199	—	199
Non-tradable pre-funded warrants	Equity	$0.01	none	3,311,052	(1,382,559)	1,928,493
Series A Warrants	Liability	$13.42	Variable	543,792	—	543,792
Series A Warrants	Equity	$13.42	Variable	3,375,457	—	3,375,457
				7,230,641	(1,382,559)	5,848,082

8. Stock-Based Compensation

In 2021, the Company adopted its 2021 Incentive Compensation Plan, which was subsequently amended and restated in each of 2022 and 2024 (as amended and restated, the “2021 Plan”). Upon adopting the 2021 Plan, no further awards have been or will be made under the Company’s 2018 Omnibus Incentive Compensation Plan. Under the 2021 Plan, the Company may grant incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors, consultants, and advisors. At March 31, 2025, there were 255,146 shares available for future issuance with respect to new awards and outstanding awards.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss in either R&D expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense related to stock options and restricted stock units (“RSUs”) as follows for the three months ended March 31, 2025 and 2024:

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Research and development	$16,000	$151,000
General and administrative	145,000	182,000
Total stock-based compensation expense	$161,000	$333,000

A summary of stock option activity for the three months ended March 31, 2025 is as follows:

	Options Outstanding
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Balance, December 31, 2024	423,107	$11.89	8.75	$2,698,000
Granted	60,742	$4.46	—	—
Forfeitures	(1,333)	$17.67	—	—
Expired	(23,056)	$109.73	—	—
Balance, March 31, 2025	459,460	$6.12	8.46	$231,000
Exercisable at March 31, 2025	406,320	$6.14	8.34	$231,000

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

As of March 31, 2025, there was $198,000 of unrecognized compensation expense related to the unvested stock options which is expected to be recognized over a weighted-average period of approximately 1.1 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value of stock options include the following:

	Three Months Ended March 31,
	2025		2024
Risk-free interest rate	4.42%		—%
Expected volatility	119.1%		—%
Expected term	5	years	—	years
Expected dividend yield	—%		—%
Weighted average grant date fair value	$3.74		$—

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

●	Expected term of options: Due to its lack of sufficient historical data, the Company estimates the expected life of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.
●	Expected stock price volatility: Expected volatility is based on the historical volatility of the Company’s common stock.
●	Expected annual dividend yield: The Company has never paid, and does not expect to pay, dividends in the foreseeable future. Accordingly, the Company assumed an expected dividend yield of 0.0%.

The Company grants restricted stock units to employees under the 2021 Plan, which typically have a vesting term of 33% on the first and second anniversary, and 34% on the third anniversary of the date of grant. In April 2024, the compensation committee of the Board approved restricted stock unit grants as inducement awards (“Inducement RSUs”) to certain of the Company’s employees who joined the Company in connection with the Merger. The inducement RSUs vest 25% on each of the first four anniversaries of the date of grant. The Inducement RSUs were granted outside of the Company’s incentive plans in accordance with Nasdaq Listing Rule 5635(c)(4). During the three months ended March 31, 2025, the Company granted 9,603 restricted stock units with a weighted average grant date fair value of $7.81 per unit.

A summary of RSU activity for the three months ended March 31, 2025 is as follows:

	Number of Units	Weighted average grant date fair value
Outstanding and unvested December 31, 2024	22,421	25.12
Granted	9,603	7.81
Vested	(1,208)	27.34
Outstanding and unvested March 31, 2025	30,816	19.64

At March 31, 2025, the unrecognized compensation cost related to unvested service-based RSUs was $467,000 which will be recognized over the remaining service period of 2.8 years.

Grants of PSUs and SARs

During 2020 and 2021, the compensation committee of the Board and the Board approved a cash bonus program of cash-settled stock appreciation right awards to the Company’s employees and non-employee directors, and cash-settled performance stock unit awards to the Company’s employees. These awards were granted outside of the Company’s 2018 Omnibus Incentive Compensation Plan and the 2021 Plan. As the Company’s stock price has decreased since these awards were issued, their impact on the results of operations and balance sheet of the Company are not material during 2025 or 2024.

9. Segment Information

The Company has one operating segment. The Company’s chief operating decision maker (“CODM”) is the interim chief executive officer. The Company’s CODM manages the Company’s operations on a consolidated basis for the purpose of allocating resources. All of the Company’s long-lived assets are held in the United States.

The accounting policies of its segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for its segment based on net loss, which is reported on the unaudited condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total assets. The CODM uses cash forecast models in deciding how to invest into the segment. The CODM analyzes the Company’s net income (loss) and monitors budget versus actual results to assess the performance of the Company.

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The table below summarizes the significant expense categories, included within the unaudited condensed consolidated statements of operations, regularly reviewed by the CODM for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Revenue	$57,000	$56,000
Less:
Research and development expenses:
Preclinical & clinical development	627,000	709,000
Personnel related	465,000	673,000
Other research and development (a)	1,414,000	530,000
Total research and development expenses	2,506,000	1,912,000
General and administrative expenses:
Professional & consulting fees	—	—
Personnel related	904,000	772,000
Other general and administrative (b)	1,850,000	2,584,000
Total general and administrative	2,754,000	3,356,000
Change in fair value of warrant liability	(26,513,000)	—
Other income, net	(180,000)	(229,000)
Net income (loss)	$21,490,000	$(4,983,000)

(a)	Other research and development expenses include stock based compensation, manufacturing, formulation, development, and consulting fees.
(b)	Other general and administrative expenses include stock based compensation, public company costs, and insurance.

10. Research and Development Arrangements and Related Party Transactions

Research and development arrangements with unrelated parties

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through March 31, 2025 under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

Research and development arrangements with related parties

Prior to consummation of the Merger, Trawsfynydd entered into a Master Research and Development Agreement with ChemDiv, Inc. (“ChemDiv”). Pursuant to the Master Research and Development Agreement, ChemDiv provided services related to preclinical drug discovery to Trawsfynydd prior to the Merger and continues to provide services to the Company post-Merger. Dr. Nikolay Savchuk, COO of the Company and a director on the Board, is a stockholder of ChemDiv and a member of its board of directors. During the three months ended March 31, 2025, $1,006,000 was expensed as R&D in the Company’s unaudited condensed consolidated statements of operations related to ChemDiv’s services. As

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

of March 31, 2025 and December 31, 2024, the Company owed ChemDiv $2,298,000 and $10,000, respectively, which was included in accounts payable in the Company’s consolidated balance sheets.

Prior to consummation of the Merger, Trawsfynydd entered into a Master Research and Development Agreement with Viriom, Inc. (“Viriom”). Pursuant to the Master Research and Development Agreement, Viriom provided services related to virology to Trawsfynydd prior to the Merger and continues to provide services to the Company post-Merger. Nikolay Savchuk, COO of the Company, serves as President of Viriom and as a member of its board of directors. Dr. Savchuk has investment control of Viriom and indirectly holds a significant number of its shares of common stock through a limited liability company of which Dr. Savchuk is the managing member and equity holder. Dr. Robert R. Redfield, M.D., our Chief Medical Officer, serves as a strategic advisor and member of Viriom’s board of directors. Additionally, Dr. C. David Pauza Ph.D., our Chief Science Officer, served as the Chief Science Officer of Viriom until April 1, 2024, after which time he resigned from any position with Viriom; and Iain Dukes, Executive Chairman of the Company, served as CEO of Viriom and as a member of its board of directors. During the three months ended March 31, 2025, $246,000 was expensed as R&D in the Company’s unaudited condensed consolidated statements of operations related to Viriom’s services. As of March 31, 2025, the Company included $15,000 in accounts payable related to Viriom in the unaudited condensed consolidated balance sheets. As of December 31, 2024, the Company included $113,000 and $15,000 in accounts payable and accrued expenses, respectively, related to Viriom in the consolidated balance sheets.

Prior to consummation of the Merger, Trawsfynydd entered into a Master Research and Development Agreement with Expert Systems, Inc. (“Expert”). Pursuant to the Master Research and Development Agreement, Expert provided drug development and consulting services to Trawsfynydd prior to the Merger and continues to provide services to the Company post-Merger. An immediate family member of Dr. Savchuk has significant ownership in Expert. During the three months ended March 31, 2025, $72,000 was expensed as general and administrative expense in the Company’s unaudited consolidated statements of operations related to Expert’s services. As of March 31, 2025, $77,000 was included in accounts payable in the Company’s unaudited condensed consolidated balance sheets. As of December 31, 2024, $77,000 and $72,000 was included in accounts payable and accrued expenses, respectively, in the Company’s consolidated balance sheets.

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

Traws Pharma, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Subsequent Events

Effective April 17, 2025, the Company and Symbio mutually terminated the license agreement originally entered into by and between the parties in 2011. No payments, compensation, reimbursements or settlements shall be due or owed by either party in connection with the termination of the license agreement. As a result, the Company will recognize the $2.7 million of deferred revenue as revenue in April 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with interim unaudited condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report on Form 10-Q (“Quarterly Report”), and the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025 (“Annual Report”). As used in this Quarterly Report, unless the context suggests otherwise, the “Company,” “we,” “us,” “our,” “Traws” or “Traws Pharma” refers to Traws Pharma, Inc. and its consolidated subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements. We may, in some cases, use terms such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, the implementation of our business model and strategic plans for our business, our ongoing and planned preclinical development and clinical trials, our interactions with the U.S. Food and Drug Administration (“FDA”) and similar foreign authorities, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, protection of our intellectual property portfolio, the degree of clinical utility of our products, particularly in specific patient populations, our ability to develop commercial and manufacturing functions, expectations regarding clinical trial data, potential accelerated pathways to FDA approval that may be available for our product candidates, our results of operations, cash needs, financial condition, liquidity, prospects, growth and strategies, the industry in which we operate and the trends that may affect the industry or us.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report.

Actual results could differ materially from our forward-looking statements due to a number of factors, including without limitation risks related to:

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

Any forward-looking statements that we make in this Quarterly Report speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

You should also read carefully the factors described in the “Risk Factors” in this Quarterly Report and our most recent Annual Report, to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Quarterly Report and you should not place undue reliance on any forward-looking statements.

Overview

As of March 31, 2025, we had cash and cash equivalents of $15.9 million and an accumulated deficit of $627.7 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met. Based on current projections, we do not have sufficient cash and cash equivalents as of the date of this report to support our operations for at least the 12 months following the date that these financial statements are issued. Accordingly, substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued.

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

Our Portfolio/ Product Candidates/ Compounds

We are a clinical-stage biopharmaceutical company aiming to address unmet medical needs in respiratory viral diseases and cancer. Following the closing of the Merger in which we acquired Trawsfynydd Therapeutics, Inc. on April 1, 2024, we have four clinical programs:

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

We advanced the development of tivoxavir marboxil with a Traws Pharma sponsored Phase 1 randomized, blinded, and placebo-controlled study in Australia that was approved by the Human Research Ethics Committee. To date, this study enrolled four cohorts of 8 participants each, with 6 participants randomized to receive study drug and 2 participants assigned to receive placebo in each cohort. Participants were required to be healthy males or females ages 18-64 years. Participants took either one dose of the study drug or one dose of placebo. Dose levels evaluated in this study included 80, 120, 240 and 480 mg in capsules, taken orally. The primary endpoint of the study was the determination of safety and tolerability; the secondary and other endpoints included the determination of the drug pharmacokinetic profile. Topline data showed good overall tolerability and a pharmacokinetic profile that appears to support the potential use of tivoxavir marboxil as a one-time treatment for influenza. Sixteen AEs were recorded, of which three were reported as possibly related to study drug during the study; all were mild headaches. Topline data from this study showed that a single dose of tivoxavir marboxil maintained plasma drug levels consistently above the EC90 and within the predicted therapeutic window for more than 23 days. On March 21, 2025, we submitted a request for a meeting with the FDA to align on a path forward, including to seek guidance regarding the potential for accelerated approval utilizing the “Animal Rule” for further development of tivoxavir marboxil in the treatment of H5N1 bird flu. The FDA “Animal Rule” allows approval of therapeutic interventions in cases where there is a risk of severe disease and a controlled human trial would be unethical or infeasible. Our meeting request was granted, and we submitted our briefing package to the FDA on April 24, 2025.

●	Ratutrelvir (“TRX01”), which we acquired as part of the Merger, is an inhibitor of the main protease (also known as 3CL protease) of the SARS-CoV-2 virus, the causative agent in COVID19. The main protease is an essential component in the mechanism for SARS-CoV-2 replication. TRX01 is intended to inhibit this protease and reduce SARS-CoV-2 virus replication. In vitro laboratory tests that measured the impact of TRX01 on SARS-CoV-2 replication, demonstrated that TRX01 inhibited the replication of viral isolates of the original SARS-CoV-2 isolates, and viral variants in the delta and omicron types. An animal study using the widely adopted K18 transgenic mouse model, demonstrated non-inferiority between TRX01 and the combination of nirmatrelvir + ritonavir, in terms of time to death and lung virus burden in this highly lethal model with neurological manifestations. Based on preclinical pharmacokinetic studies in multiple animal species, we intend to develop TRX01 for use without co-administration of a human cytochrome P450 (“CYP”) inhibitor such as ritonavir.

TRX01 was studied in a Phase 1 clinical trial that included single and multiple ascending dose phases. Participants were required to be healthy males or females ages 18-64 years. The primary endpoint of the study was the measurement of safety and tolerability, and the secondary endpoint included the determination of the drug pharmacokinetic and pharmacodynamic profiles. The Phase 1 trial was conducted in Australia. It was sponsored by the Company and was approved by the Human Research Ethics Committee. The trial administered either the study drug or placebo to 40 participants in the single ascending dose phase, which included 5 cohorts with 8 participants in each cohort (6 received study drug and two received placebo). Subjects in the single ascending dose phase received one oral dose of the study drug or placebo, depending on their assigned group. The single ascending dose portion of the study assessed TRX01 at 15, 50, 150, 300 and 600 mg doses. Subjects in the multiple ascending dose phase received a daily single oral dose of 150 mg or 600 mg (6 active and 2 placebo in each cohort) for 10 consecutive days. The study was completed in September 2024. There were few recorded adverse events reported up to the highest dose, and none were determined to be related to study drug. Topline data from the study showed no treatment related adverse events reported up to the highest dose. Topline data also showed that once-daily administration of TRX01 for 10 consecutive days maintained plasma drug levels within the predicted therapeutic window for 12 days.

●	Narazaciclib is our oral CDK4-plus inhibitor intended initially to treat breast cancers, endometrial and other cancers. Narazaciclib is a multi-targeted kinase inhibitor targeting multiple CDK’s, AMP-activated protein kinase (“AMPK”), related protein kinase 5 (“ARK5”), and colony-stimulating factor 1 receptor (“CSF1R”) at low nM concentrations, as well as other tyrosine kinases believed to drive tumor cell proliferation, survival and metastasis. We initiated a multi-center Phase 1/2a trial evaluating narazaciclib in combination with letrozole as a second or third-line therapy for recurrent metastatic low-grade endometrioid endometrial cancer in the first calendar quarter of 2023. In this study, both narazaciclib and letrozole were administered orally in the Phase 1 dose escalation phase. The first patient in this trial was dosed in May 2023 and the initial cohort (160 mg) was completed and no DLTs were observed. The 200 mg cohort enrolled 6 evaluable subjects but two patients experienced dose limiting toxicities. As a result, the dose of narazaciclib of 160mg once daily in combination with letrozole 2.5mg QD was declared to be the maximum tolerated dose and the recommended Phase 2 dose for women with low grade endometrioid endometrial cancer. This study is now closed to accrual. The database has been locked, and a clinical study report is currently under review.

Another Phase 1 study of narazaciclib as a monotherapy has also been conducted in patients with relapsed and/or refractory advanced cancer. The objectives of this study were to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of narazaciclib administered orally as escalating daily doses in patients with advanced cancer relapsed or refractory to at least 1 prior line of therapy. Narazaciclib was dosed on a continuous daily schedule in 28-day cycles. In this study, the highest dose tested was 280mg once daily given continuously. This study is now closed to accrual and data analysis is ongoing.

Narazaciclib is also being developed in greater China, under a 2017 license agreement between our company and HanX. The development in greater China is entirely sponsored by HanX. The compound is being studied in China in a clinical trial of patients with Grade III and IV glioma.

Our objective for narazaciclib is to establish additional partnerships for further development of the compound.

●	Rigosertib is our second asset in oncology. Rigosertib was recently studied in two investigator-initiated trials in patients with advanced/metastatic squamous cell carcinoma associated with recessive dystrophic epidermolysis bullosa (“RDEB-SCC”). Five patients were enrolled altogether in this ultra rare condition to date. Following treatment there were two complete cutaneous responses in 4 evaluable patients out of the 5 total patients with SCC in the setting of RDEB that were treated with rigosertib. The third patient had significant tumor shrinkage of the primary lesion, facilitating a successful amputation. Patient four demonstrated some initial tumor shrinkage and stayed on treatment for 6 cycles before being withdrawn due to logistical complications prior to the next scheduled tumor assessment. One patient was not evaluable. This positive clinical activity has attracted attention within the RDEB community of treating physicians. The data presented here are preliminary and may be subject to change. Our objective for this program is to establish partnerships for the development of rigosertib in this indication.

Recent Developments

At the Market Offering Agreement

On March 10, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Citizens JMP Securities, LLC (“Citizens”), pursuant to which the Company may offer and sell shares of its common stock, having aggregate sales price of up to $50,000,000 (subject to certain limitations set forth in the ATM Agreement, including the “baby shelf” limitation under General Instruction I.B.6. of Form S-3), from time to time, to or through Citizens, acting as sales agent and/or principal. The Company is not obligated to make any sales of common stock under the ATM Agreement and no assurance can be given that the Company will sell any shares under the ATM Agreement, or, if it does, as to the price or amount of shares that the Company will sell, or the dates on which any such sales will take place. The ATM Agreement may be terminated by the Company at any time with five business days’ notice to Citizens, by Citizens at their discretion, or as otherwise permitted in the ATM Agreement.

The shares of common stock sold to Citizens under the ATM Agreement will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 and an accompanying prospectus (Registration Statement No. 333-273081), filed with the SEC on June 30, 2023, and declared effective by the Commission on July 11, 2023, including the base prospectus contained therein, as supplemented by those prospectus supplement dated March 10, 2025 and April 7, 2025 (the “Prospectus Supplements”) and filed with the SEC pursuant to Rule 424(b) under the Securities Act, or subsequently filed prospectus supplements as applicable. In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $7,427,749 (which is in addition to the gross proceeds of approximately $122,210 from sales completed prior to April 7, 2025), from time to time, to or through Citizens, which was the Company’s current “baby shelf” limitation under General Instruction I.B.6. of Form S-3 as of the date of filing the Prospectus Supplement.

The Company will pay Citizens a commission at a fixed rate of 3.0% of the gross proceeds of each sale of shares of common stock sold through or to Citizens under the ATM Agreement and will reimburse Citizens for the fees and disbursements of its legal counsel incurred in connection with entering into the transactions contemplated by the ATM Agreement in an amount not to exceed $50,000 in the aggregate, in addition to up to $5,000 per “Representation Date” (as defined in the ATM Agreement) in connection with ongoing diligence arising from the transactions contemplated by the ATM Agreement.

The Company made certain customary representations, warranties and covenants in the ATM Agreement concerning the Company and its subsidiaries, the registration statement and base prospectus contained therein, prospectus supplement and other documents and filings relating to the offering of the shares under the ATM Agreement. In addition, the Company has also provided Citizens with customary indemnification rights.

Warrants

On February 17, 2025, the Company held a special meeting of its stockholders, at which, the Company’s stockholder approved (i) in accordance with Nasdaq Listing Rule 5635(d), the issuance of more than 19.99% of the outstanding shares of the Company’s common stock upon exercise of the pre-funded warrants and Series A Warrants sold and issued to investors in a private placement on December 31, 2024 (the “December 2024 Offering”), and (ii) in accordance with Nasdaq Listing Rule 5635(c), the issuance of shares of the Company’s common stock upon exercise of the pre-funded warrants and Series A Warrants sold and issued to certain insiders in the December 2024 Offering. As a result of such approvals, the pre-funded warrants became immediately exercisable and limitations on the exercisability of the Series A Warrants under applicable Nasdaq rules were lifted. Subsequent to such shareholder meeting, certain purchasers exercised their pre-funded warrants for an aggregate of 1,382,559 shares of the Company’s common stock.

On February 18, 2025, the Company and certain of the purchasers of units in the December 2024 Offering entered into amendments to the Series A Warrants issued to such purchasers in the offering (the “Series A Warrant Amendment”), pursuant to which the Series A Warrants issued to such purchasers were amended to (i) increase the threshold for a change of control, for purposes of determining whether a Fundamental Transaction (as defined in the Series A Warrants) has occurred, from 50% of the outstanding common stock of the Company to greater than 50% of the outstanding common stock of the Company, (ii) revise the expected volatility rate to be applied for purposes of determining the Black Scholes Value of the Series A Warrants to be utilized for calculating consideration payable to the holders of the Series A Warrants in connection with a Fundamental Transaction that is not within the Company’s control, and (iii) remove Section 3(h) of the Series A Warrants, which, under certain circumstances, provided for adjustments to the exercise price of the Series A Warrants in the event of a reverse stock split, stock consolidation, or a recapitalization or similar event involving the Company’s common stock based on the volume weighted average price of the Company’s common stock over the eleven trading day period commencing five trading days immediately preceding such event and the five trading days immediately following such event.

On March 27, 2025,  the Company and the holders of all outstanding pre-funded warrants issued in the December 2024 Offering entered into amendments to the pre-funded warrants issued to such purchasers in the offering (the “PFW Amendment”), pursuant to which the pre-funded warrants issued to such purchasers were amended to increase the threshold for a change of control, for purposes of determining whether a Fundamental Transaction (as defined in the pre-

funded warrants) has occurred, from 50% of the outstanding common stock of the Company to greater than 50% of the outstanding common stock of the Company.

Changes in Management

Effective February 5, 2025, Mark Guerin resigned from his role as Chief Financial Officer of the Company and Nora Brennan was appointed as Interim Chief Financial Officer.

Effective as of close of business on March 31, 2025, Werner Cautreels retired and resigned from his role as Chief Executive Officer of the Company and Iain Dukes, who was serving as Executive Chairman as of such date, was appointed as Interim Chief Executive Officer and his director role changed from Executive Chairman to Chairman of the Board. Dr. Cautreels continues to serve as a director on the Board and now provides certain consulting services to the Company.

On April 15, 2025, Dr. Dukes stepped down as Chairman of the Company’s Board, and the Board appointed Jack Stover, an independent director who has served as a member of the Board since 2016, as Chairman. Dr. Dukes continues to serve as a member of the Board and as Interim Chief Executive Officer.

Reverse Stock Split

In September 2024, the Company effected a one-for-25 reverse stock split of its issued and outstanding shares of common stock (the “Reverse Stock Split”). All share and per share amounts for our common stock, as well as the number of shares of common stock issuable upon conversion of outstanding preferred stock, exercise of options and warrants outstanding (and the exercise prices thereof) and settlement of outstanding restricted stock units, from dates prior to completion of the Reverse Stock Split that are included in this Quarterly Report on Form 10-Q, including the financial statements and footnotes thereto included herein, have been retroactively adjusted to give effect to the Reverse Stock Split.

Nasdaq Compliance

We received multiple notifications from The Nasdaq Stock Market LLC (“Nasdaq”) staff (the “Staff”) in 2024 regarding non-compliance with continued listing requirements. On February 25, 2025, we received a letter from Nasdaq confirming that we have regained compliance with Listing Rule 5550(b)(1) related to minimum stockholders’ equity requirements, as required by the Hearings Panel of Nasdaq’s decision dated December 13, 2024. Pursuant to Listing Rule 5815(d)(4)(B), we will be subject to a mandatory panel monitor for a period of one year from the date of such letter.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024	Change
Revenue	$57,000	$56,000	$1,000
Operating expenses:
Research and development	2,506,000	1,912,000	(594,000)
General and administrative	2,754,000	3,356,000	602,000
Total operating expenses	5,260,000	5,268,000	8,000
Loss from operations	(5,203,000)	(5,212,000)	9,000
Change in fair value of warrant liability	26,513,000	—	26,513,000
Other income, net	180,000	229,000	(49,000)
Net income (loss)	$21,490,000	$(4,983,000)	$26,473,000

Revenues

Revenues for the three months ended March 31, 2025 were consistent with the three months ended March 31, 2024, and were due to the recognition of deferred revenue from our collaboration with SymBio.

Research and development expenses

The details of our research and development expenses are:

	Three Months Ended March 31,
	2025	2024
Virology	1,774,000	-
Oncology	251,000	1,088,000
Personnel related	465,000	673,000
Stock based compensation	16,000	151,000
	$2,506,000	$1,912,000

Research and development expenses increased by $0.6 million, or 31%, to $2.5 million for the three months ended March 31, 2025 from $1.9 million for the three months ended March 31, 2024. This increase was primarily related to our prioritization of tivoxavir marboxil and TRX01, resulting in a $1.7 million increase in expenses related to our virology programs and a decrease in oncology expenses of $0.8 million.

General and administrative expenses

	Three Months Ended March 31,
	2025	2024
Professional and consulting fees	$1,192,000	$2,078,000
Stock based compensation	145,000	182,000
Personnel related	904,000	772,000
Public company costs	320,000	225,000
Insurance & other	193,000	99,000
	$2,754,000	$3,356,000

General and administrative expenses decreased by $0.6 million, or 18%, to $2.8 million for the three months ended March 31, 2025 from $3.4 million for the three months ended March 31, 2024. This decrease was primarily attributable to a $0.9 million decrease in consulting fees, partially offset by a $0.1 million increase in personnel related expenses attributable to severance expenses of $0.4 million.

Change in fair value of warrant liability

Change in fair value of warrant liability of $26.5 million during the three months ended March 31, 2025 represents the remeasurement of the warrant liability upon amendment of the pre-funded and Series A Warrants issued in the December 2024 Offering, the exercise of pre-funded warrants, and the remaining Series A Warrants as of March 31, 2025.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from our operations and expect to continue to incur significant expenses in connection with our ongoing activities. As of March 31, 2025, the Company had an accumulated deficit of $627.7 million, working capital of $0.6 million, and cash and cash equivalents of $15.9 million. During the three months ended March 31, 2025, the Company sold and issued 42,100 shares of its common stock under the ATM Agreement for net proceeds of $0.1 million. Based on current projections, we believe that we do not have sufficient cash and cash equivalents to support our operations for more than one year following the date that these financial statements are issued. As a result of these conditions, substantial doubt exists about our ability to continue as a going concern. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, we may have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us.

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

Cash Flows

The following table summarizes the Company’s cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(5,437,000)	$(4,424,000)
Financing activities	13,000	—
Effect of foreign currency translation	23,000	(7,000)
Net decrease in cash and cash equivalents	$(5,401,000)	$(4,431,000)

Operating Activities

Net cash used in operating activities was $5.4 million for the three months ended March 31, 2025, which consisted of non-cash charges of $26.4 million primarily attributable to the change in fair value of warrant liability of $26.5 million and stock-based compensation of $0.2 million, partially offset by net income of $21.5 million and a $0.6 million change in operating assets and liabilities. Significant changes in operating assets and liabilities included a net decrease in accounts payable and accrued expenses of $1.2 million due to timing of invoices and payments to our vendors, which was partially offset by net decreases in prepaid expenses and other assets and receivables of $0.7 million.

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

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 were immaterial. There was no financing activity during the three months ended March 31, 2024.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur operating losses for the foreseeable future. We expect our research and development expenditures in 2025 to be higher than 2024 due to our virology programs. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that, currently, our non-cancelable obligations under these agreements are not material. Based on current projections, we believe that we do not have sufficient cash and cash equivalents to support our operations for more than one year following the date that the financial statements included in this Quarterly Report are issued. These conditions raise substantial doubt about our ability to continue as a going concern through the one-year period after the date that the financial statements are issued.

We are exploring various sources of funding for continued development and any potential in-licensed compounds as well as our ongoing operations. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met. If we obtain regulatory approval for any of our product candidates, we expect to incur significant new drug application preparation and commercialization expenses. We do not currently have a relationship with an organization for the sales, marketing and distribution of pharmaceutical products. In the future, we may rely on licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories. If we choose to build a commercial infrastructure to support marketing in the United States for any of our product candidates that achieve regulatory approval, such commercial infrastructure could be expected to include a sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to having any certainty about marketing approval. Furthermore, we have and expect to continue to incur additional costs associated with operating as a public company.

For additional risks, please see “Risk Factors” in Part II of this Quarterly Report and previously disclosed in our Annual Report.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our interim unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue, stock-based compensation, acquired in-process research and development and the contingent value rights. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of March 31, 2025, there have been no significant changes in our critical accounting policies and estimates as discussed in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, and due to the identification of material weaknesses in our internal controls over financial reporting as of December 31, 2024, as discussed in additional detail in our Annual Report, which had not been remediated as of March 31, 2025, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that, other than those remediation efforts discussed in “Management’s Plan for Remediation,” no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Plan for Remediation

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, management identified material weaknesses in our internal control over financial reporting due to the fact that our controls were not effectively updated and implemented to reflect the changes in processes and staffing as a result of the Merger. This is the result of not having a sufficient risk assessment process in place post-Merger to identify and analyze risks of misstatement due to fraud and/or error. Additionally, management determined that there was an inadequate segregation of duties over the preparation, review and posting of manual journal entries.

As of March 31, 2025, we have made progress against the remediation plan that we previously disclosed under Item 9A. Controls and Procedures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

In furtherance of such remediation efforts, we have engaged various consultants with finance and accounting experience; taken steps to educate our employees and consultants with respect to their respective responsibilities under our policies and procedures to ensure that such policies and procedures are properly implemented and followed; engaged with the Audit Committee, our independent accounting firm and our SOX advisors to identify breakdowns in our processes and procedures and risks associated therewith, as well as to identify areas for improvement. While we believe that our remediation plan, once fully implemented, will be sufficient to remediate the material weaknesses prior to December 31, 2025, such a conclusion cannot be reached until applicable controls have been designed, implemented and have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of March 31, 2025, this evaluation remains ongoing.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, please see Note 5, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in Part I of this Quarterly Report. We may, in the ordinary course of business, face various claims brought by third parties, and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could subject us to costly litigation. If this were to happen, the payment of any such awards could have a material adverse effect on our business, financial condition and results of operations. Additionally, any such claims, whether or not successful, could damage our reputation and business.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report and in other reports filed with the SEC, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have not been any material changes to the risk factors disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

Repurchases

The Company did not repurchase any of the Company’s outstanding equity securities during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number		Description
4.1

Form of Amendment to Series A Common Stock Purchase Warrant, by and between Traws Pharma, Inc. and certain holders, dated February 18, 2025 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 18, 2025).

4.2

Form of Amendment to Pre-Funded Warrant, by and between Traws Pharma, Inc. and certain holders, dated March 27, 2025 (Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).

10.1

Separation Agreement and Release of all Claims, by and between Traws Pharma, Inc. and Mark Guerin, dated February 5, 2025 (Incorporated by reference of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2025).

10.2

Offer Letter, by and between Traws Pharma, Inc. and Nora Brennan, dated February 5, 2025 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2025).

10.3

At the Market Offering Agreement, by and between Traws Pharma, Inc. and Citizens JMP Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2025).

10.4

Separation Agreement and Release of all Claims, by and between Traws Pharma, Inc. and Werner Cautreels, dated March 31, 2025 (Incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).

10.5

Consulting Services Agreement, by and between Traws Pharma, Inc. and Werner Cautreels, dated March 31, 2025 (Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).

10.6

Employment Agreement, effective April 1, 2025, by and between Traws Pharma, Inc. and Iain Dukes (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2025).

31.1	*	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.1	**	Section 1350 Certifications of Principal Executive Officer
32.2	**	Section 1350 Certifications of Principal Financial Officer
101.INS	†	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	†	Cover Page Interactive Data File -The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Dated: May 15, 2025

/s/ Iain Dukes, D. Phil
Iain Dukes, D. Phil
Interim Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2025

/s/ Nora Brennan
Nora Brennan
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)