Form 10-Q
period 2025-06-30
Traws Pharma, Inc.
filed 2025-08-14
CIK 1130598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of August 12, 2025 was 7,063,829.

TRAWS PHARMA, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Traws Pharma, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$13,081,000	$21,338,000
Tax incentive and other receivables	1,323,000	1,765,000
Prepaid expenses and other assets	966,000	1,848,000
Total current assets	15,370,000	24,951,000
Property and equipment, net	8,000	10,000
Other assets	244,000	1,000
Total assets	$15,622,000	$24,962,000
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,759,000	$8,186,000
Accrued expenses and other liabilities	2,593,000	3,121,000
Deferred revenue	—	226,000
Total current liabilities	7,352,000	11,533,000
Deferred revenue, non-current	—	2,565,000
Warrant liabilities	8,000	42,494,000
Total liabilities	7,360,000	56,592,000

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit):
Series C Preferred stock, $0.01 par value, 5,000,000 shares authorized, 7,440 shares issued, 6,737 and 7,398 shares outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 7,069,148 and 3,650,731 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	71,000	36,000
Additional paid-in capital	636,761,000	617,530,000
Accumulated deficit	(628,579,000)	(649,154,000)
Accumulated other comprehensive income (loss)	9,000	(42,000)
Total stockholders’ equity (deficit)	8,262,000	(31,630,000)
Total liabilities and stockholders’ equity (deficit)	$15,622,000	$24,962,000

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$2,733,000	$57,000	$2,790,000	$113,000
Operating expenses:
Acquired in-process research and development	—	117,464,000	—	117,464,000
Research and development	2,291,000	3,964,000	4,797,000	5,876,000
General and administrative	1,691,000	1,977,000	4,445,000	5,333,000
Total operating expenses	3,982,000	123,405,000	9,242,000	128,673,000
Loss from operations	(1,249,000)	(123,348,000)	(6,452,000)	(128,560,000)
Change in fair value of warrant liability	146,000	—	26,659,000	—
Other income, net	188,000	205,000	368,000	434,000
Net (loss) income	$(915,000)	$(123,143,000)	$20,575,000	$(128,126,000)
Net (loss) income attributable to common stockholders, basic and diluted	$(625,000)	$(20,774,000)	$14,860,000	$(34,716,000)
Weighted-average shares of common stock outstanding, basic	5,820,903	1,012,430	7,359,825	927,084
Net (loss) income per share of common stock, basic	$(0.11)	$(20.52)	$2.02	$(37.45)
Weighted-average shares of common stock outstanding, diluted	5,820,903	1,012,430	7,614,325	927,084
Net (loss) income per share of common stock, diluted	$(0.11)	$(20.52)	$1.95	$(37.45)
Net (loss) income attributable to Series C Preferred stockholders, basic and diluted	$(290,000)	$(102,369,000)	$5,715,000	$(93,410,000)
Weighted-average shares of Series C Preferred outstanding, basic and diluted	6,759	12,473	7,077	6,236
Net (loss) income per share of Series C Preferred, basic and diluted	$(42.91)	$(8,207.46)	$807.55	$(14,978.34)

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(915,000)	$(123,143,000)	$20,575,000	$(128,126,000)
Other comprehensive (loss) income
Foreign currency translation adjustments	28,000	(3,000)	51,000	(10,000)
Other comprehensive (loss) income	28,000	(3,000)	51,000	(10,000)
Comprehensive (loss) income	$(887,000)	$(123,146,000)	$20,626,000	$(128,136,000)

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

	Three Month Periods Ended June 30, 2025 and 2024
									Accumulated
	Redeemable Convertible						Additional		other
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	(loss) income	Total
Balance at March 31, 2025	—	$—	7,398	$—	5,076,598	$50,000	$633,633,000	$(627,664,000)	$(19,000)	$6,000,000
Stock-based compensation	—	—	—	—	—	—	105,000	—	—	105,000
Stock issued for vested restricted stock units	—	—	—	—	5,301	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	1,522,947	16,000	3,026,000	—	—	3,042,000
Exercise of prefunded warrants	—	—	—	—	200,000	2,000	—	—	—	2,000
Conversion of Series C Preferred shares	—	—	(661)	—	264,302	3,000	(3,000)	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	28,000	28,000
Net loss	—	—	—	—	—	—	—	(915,000)	—	(915,000)
Balance at June 30, 2025	—	$—	6,737	$—	7,069,148	$71,000	$636,761,000	$(628,579,000)	$9,000	$8,262,000

Balance at March 31, 2024	—	$—	—	$—	843,553	$9,000	$493,650,000	$(487,614,000)	$(30,000)	$6,015,000
Issuance of stock in connection with the asset acquisition of Trawsfynydd	10,359	93,232,000	—	—	141,982	1,000	3,549,000	—	—	3,550,000
Transaction costs paid through the issuance of stock	535	4,815,000	—	—	6,747	—	169,000	—	—	169,000
Issuance of stock in connection with the private placement, net of expenses	1,578	13,572,000	—	—	19,879	—	427,000	—	—	427,000
Exchange of Trawsfynydd stock options for options of the Company	—	—	—	—	—	—	7,085,000	—	—	7,085,000
Stock-based compensation	—	—	—	—	—	—	380,000	—	—	380,000
Shares issued for vested restricted stock units	—	—	—	—	220	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,000)	(3,000)
Net loss	—	—	—	—	—	—	—	(123,143,000)	—	(123,143,000)
Balance at June 30, 2024	12,472	$111,619,000	—	$—	1,012,381	$10,000	$505,260,000	$(610,757,000)	$(33,000)	$(105,520,000)

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

	Six Month Periods Ended June 30, 2025 and 2024
									Accumulated
	Redeemable Convertible						Additional		other
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	income (loss)	Total
Balance at December 31, 2024	—	$—	7,398	$—	3,650,731	$36,000	$617,530,000	$(649,154,000)	$(42,000)	$(31,630,000)
Stock-based compensation	—	—	—	—	—	—	266,000	—	—	266,000
Stock issued for vested restricted stock units			—	—	6,509	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	1,565,047	16,000	3,141,000	—	—	3,157,000
Reclassification of warrant liability upon exercise of prefunded warrants and amended warrant agreements	—	—	—	—	—	—	15,827,000	—	—	15,827,000
Exercise of prefunded warrants	—	—	—	—	1,582,559	16,000	—	—	—	16,000
Conversion of Series C Preferred shares into common stock	—	—	(661)	—	264,302	3,000	(3,000)	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	51,000	51,000
Net income	—	—	—	—	—	—	—	20,575,000	—	20,575,000
Balance at June 30, 2025	—	$—	6,737	$—	7,069,148	$71,000	$636,761,000	$(628,579,000)	$9,000	$8,262,000

Balance at December 31, 2023	—	$—	—	$—	840,251	$9,000	$493,317,000	$(482,631,000)	$(23,000)	$10,672,000
Issuance of stock in connection with the asset acquisition of Trawsfynydd	10,359	93,232,000	—	—	141,982	1,000	3,549,000	—	—	3,550,000
Transaction costs paid through the issuance of stock	535	4,815,000	—	—	6,747	—	169,000	—	—	169,000
Issuance of stock in connection with the private placement, net of expenses	1,578	13,572,000	—	—	19,879	—	427,000	—	—	427,000
Exchange of Trawsfynydd stock options for options of the Company	—	—	—	—	—	—	7,085,000	—	—	7,085,000
Stock-based compensation	—	—	—	—	—	—	713,000	—	—	713,000
Shares issued for vested restricted stock units	—	—	—	—	3,522	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(10,000)	(10,000)
Net loss	—	—	—	—	—	—	—	(128,126,000)	—	(128,126,000)
Balance at June 30, 2024	12,472.00	$111,619,000	—	$—	1,012,381	$10,000	$505,260,000	$(610,757,000)	$(33,000)	$(105,520,000)

Traws Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income (loss)	$20,575,000	$(128,126,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	117,464,000
Change in fair value of warrant liability	(26,659,000)	—
Depreciation and amortization	2,000	8,000
Stock-based compensation	266,000	713,000
Changes in assets and liabilities:
Receivables	442,000	—
Prepaid expenses and other current assets	882,000	54,000
Other assets	—	—
Accounts payable	(3,605,000)	555,000
Accrued expenses and other current liabilities	(528,000)	(4,831,000)
Deferred revenue	(2,791,000)	(113,000)
Net cash used in operating activities	(11,416,000)	(14,276,000)

Investing activities:
Cash paid for acquisition, net of cash acquired	—	(3,648,000)
Net cash used in investing activities	—	(3,648,000)

Financing activities:
Proceeds from sale of common stock pursuant to the ATM	3,379,000	—
Proceeds from sale of common stock with the private placement, net of expenses	—	13,999,000
Payment of offering costs	(287,000)	—
Proceeds from exercised prefunded warrants	16,000	—
Net cash provided by financing activities	3,108,000	13,999,000
Effect of foreign currency translation on cash	51,000	(10,000)
Net decrease in cash and cash equivalents	(8,257,000)	(3,935,000)
Cash and cash equivalents at beginning of period	21,338,000	20,821,000
Cash and cash equivalents at end of period	$13,081,000	$16,886,000
Supplemental disclosure of cash flow information:
Deferred offering costs in accounts payable	$178,000	$—
Reclassification of warrant liability upon exercise of prefunded warrants and amended warrant agreements	$15,827,000	$—

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

Liquidity

The Company has incurred recurring operating losses since inception. As of June 30, 2025, the Company had an accumulated deficit of $628,579,000. The Company anticipates that operating losses will continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its clinical programs, strategic alliances and its administrative organization. At June 30, 2025, the Company had cash and cash equivalents of $13,081,000. Based on current projections, the Company believes that it does not have sufficient cash and cash equivalents to support its operations for more than one year following the date that these financial statements are issued. As a result of these conditions, substantial doubt exists about the Company’s ability to continue as a going concern.

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

Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biopharmaceutical products, the Company may have based this estimate on assumptions that may prove to be wrong, and the Company's operating plan may change as a result of many factors currently unknown to the Company.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, Trawsfynydd Therapeutics LLC, Trawsfynydd Therapeutics AU Ltd, Throxavir Therapeutics AU Pty Ltd and Onconova Europe GmbH. All significant intercompany transactions have been eliminated.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2025 and 2024, the consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2025 and 2024 and the condensed consolidated statements of cash flows for the three and six months ended June 30, 2025 and 2024 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025, the results of its operations for the three and six months ended June 30, 2025 and 2024, and its cash flows for the six months ended June 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2025 and 2024 are unaudited. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024 (“Annual Report”), filed with the SEC on March 31, 2025.

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

At June 30, 2025, the Company had $12,066,000 of its cash and cash equivalents in money market funds that invest in a portfolio of liquid, high-quality debt securities issued by the U.S. government.

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

Tax Incentive Receivable

The Company is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian Research and Development Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company’s Australian subsidiaries began operations in the second quarter of 2024, and the Company has recognized reductions to R&D expenses of $63,000 for the three and six months ended June 30, 2025. As the Company’s Australian subsidiaries began operations in the second quarter of 2024, the Company did not recognize reductions to R&D expense for the three and six months ended June 30, 2024.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
June 30, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents - money market funds	$12,066,000	$-	$-
Liabilities:
Warrant liabilities - Series A Warrants	$-	$-	$8,000

December 31, 2024
Assets:
Cash equivalents - money market funds	$20,508,000	$-	$-
Liabilities:
Warrant liabilities - Series A Warrants	$-	$-	$13,125,000
Warrant liabilities - Pre-funded Warrants	$-	$29,369,000	$-

On December 29, 2024, the Company entered into a Securities Purchase Agreement with several investors (the “December 2024 Purchase Agreement”) for the sale of (i) up to 3,630,205 Class A Units (“Class A Units”), each Class A Unit consisting of (a) one share of common stock or one pre-funded warrant to initially purchase one share of common stock and (b) one Series A Warrant to purchase one share of common stock (“Series A Warrants”), and (ii) 289,044 Class B Units (the “Class B Units,” and, together with the Class A Units, the “Units”), each Class B Unit consisting of one pre-funded warrant and one Series A Warrant. The fair value of the pre-funded warrants is the intrinsic value of the pre-funded warrants due to their nominal exercise price. The fair value of the Series A Warrants was calculated using the Black-Scholes option pricing model and is revalued to fair value at the end of each reporting period until the earlier of the exercise or expiration of the Series A Warrants. The fair value of the Series A Warrant liability was estimated using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2025	December 31, 2024 (Issuance date)
Expected term of warrants (years)	0.5 year	1 year
Risk-free interest rate	4.3%	4.2%
Expected volatility	133.5%	126.9%
Dividend yield	$ -	$ -

The warrant liabilities were initially measured at fair value at the date of issuance and on a recurring basis. The changes in fair value of warrant liabilities will be recognized as part of the consolidated statements of operations. A summary of warrant liability activity for the three and six months ended June 30, 2025, is as follows:

Balance, December 31, 2024	$42,494,000
Change in fair value	(26,513,000)
Reclassification of warrant liability upon exercise of pre-funded warrants	(6,694,000)
Reclassification of warrant liability upon amendment of warrant agreements	(9,133,000)
Balance, March 31, 2025	154,000
Change in fair value	(146,000)
Balance, June 30, 2025	$8,000

On February 18, 2025, the Company and certain of the purchasers entered into amendments to the Series A Warrants, pursuant to which the Series A Warrant liability attributable to the Series A Warrants held by such purchasers was reclassified to permanent equity. The change in fair value of the warrant liability related to the Series A Warrants was measured using the fair value of the amended Series A Warrants immediately prior to February 18, 2025.

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

The change in warrant liability during the three months ended June 30, 2025 was due to the change in fair value of the outstanding liability classified warrants.

Revenues and Deferred Revenues

The Company’s revenue during the three and six months ended June 30, 2025, and 2024 was from the terminated license and collaboration agreement with Symbio Pharmaceuticals Limited (“Symbio”). Effective April 17, 2025, the Company and Symbio mutually terminated the license agreement originally entered into by and between the parties in 2011. No payments, compensation, reimbursements or settlements shall be due or owed by either party in connection with the termination of the license agreement. As a result, the Company recognized the $2,733,000 of deferred revenue as revenue on April 17, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Symbio
Upfront license fee recognition over time	$2,733,000	$57,000	$2,790,000	$113,000

Deferred revenue is as follows:

Symbio
Upfront Payment
Deferred balance at December 31, 2024	$2,791,000
Recognition of revenue	(2,791,000)
Deferred balance at June 30, 2025	$—

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

Net (loss) income per share

During the current fiscal year, management identified an immaterial error related to the calculation and presentation of loss per share in prior periods. The Company had previously incorrectly concluded that the Company’s Series C Non-Voting Convertible Preferred (Series C Preferred”) shares had preferences over the Company’s common stock and were therefore excluded from the calculation of basic and diluted net loss per share pursuant to the two-class method. Net loss per share attributable to common stockholders for the three and six months ended June 30, 2024 as previously presented was $4.87 and $5.53, respectively, and as corrected is $20.52 and $37.45, respectively. Net loss per share attributable to holders of Series C Preferred was not previously presented. All related amounts have been updated to reflect the effects of the correction in the consolidated statement of operations and related notes, as applicable. The correction of this error had no impact on the previously reported net loss or cash flows.

For purposes of net (loss) income per share, the Company’s Series C Preferred shares have the same characteristics as common stock and have no liquidation or other material preferential rights over common stock and accordingly, have been considered as a second class of common stock in the computation of net (loss) income per share regardless of their legal form. Income (losses) are allocated between the common shares and the Series C Preferred on a pro rata basis, as they share equally in (losses) income and residual net assets on an as-converted basis.

Basic income (loss) per share of common stock is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during each period, including pre-funded warrants. The pre-funded warrants to purchase common stock with an exercise price of $0.01 per share are included in the calculation of basic and diluted net (loss) income per share as the exercise price is non-substantive and is virtually assured.

Diluted (loss) income per share of common stock includes the effect from the potential exercise or conversion of securities, such as stock options, unvested restricted stock units, and common stock warrants, which would result in the issuance of incremental shares of common stock, using the treasury stock method, and the potential shares of converted common stock associated with the Series C Preferred using the if-converted method. Potential common shares are excluded from the diluted per share calculation when their effect is anti-dilutive, including in periods of net loss or when inclusion does not result in a decrease in earnings per share.

For the three and six months ended June 30, 2025, and 2024, the components of basic and diluted net (loss) income per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2025	2024	2025	2024
Numerator:
Net (loss) income	$(915,000)	$(123,143,000)	$20,575,000	$(128,126,000)

Net (loss) income attributable to common stockholders	$(625,000)	$(20,774,000)	$14,860,000	$(34,716,000)
Net (loss) income attributable to Series C Preferred stockholders	$(290,000)	$(102,369,000)	$5,715,000	$(93,410,000)

Denominator:
Weighted-average shares of common stock outstanding, basic	5,820,903	1,012,430	7,359,825	927,084
Restricted stock units	-	-	2,825	-
Stock options	-	-	251,675	-
Weighted-average shares of common stock outstanding, diluted	5,820,903	1,012,430	7,614,325	927,084

Net (loss) income per share of common stock, basic	$(0.11)	$(20.52)	$2.02	$(37.45)
Net (loss) income per share of common stock, diluted	$(0.11)	$(20.52)	$1.95	$(37.45)

Weighted-average shares of Series C Preferred outstanding, basic and diluted	6,759	12,473	7,077	6,236
Net (loss) income per share of Series C Preferred, basic and diluted	$(42.91)	$(8,207.46)	$807.55	$(14,978.34)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2025	2024
Warrants	3,919,589	12,309
Stock Options	299,784	442,926
Unvested restricted stock units	22,690	22,620
Series C Preferred (as converted to common stock)	2,694,900	—
Redeemable convertible preferred stock (common stock equivalents)	—	4,989,071
	6,936,963	5,466,926

The Series C Preferred were previously classified as redeemable convertible preferred stock due to certain redemption rights provided for by the Certificate of Designation for the Series C Preferred. The redemption rights expired in connection with the Company obtaining the affirmative stockholder vote on the Conversion Proposal (defined below) in September 2024. Immediately following the stockholder vote, any outstanding shares of Series C Preferred not converted were reclassified as permanent equity within the Company’s consolidated balance sheet.

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

3. Asset Acquisition

On April 1, 2024, the Company acquired Trawsfynydd, in accordance with the terms of an Agreement and Plan of Merger, dated April 1, 2024 (the “Merger Agreement”), pursuant to which the Company acquired Trawsfynydd’s tivoxavir marboxil and ratutrelvir programs and assumed certain liabilities associated with the acquired assets. The upfront consideration included (i) the issuance of 141,982 shares of common stock of the Company at an aggregate fair value of $3,550,000, (ii) the issuance of 10,359 shares of Series C Preferred at an aggregate fair value of $93,232,000, and (iii) the assumption of all Trawsfynydd stock options (the “assumed options”) immediately outstanding prior to the transaction at an aggregate fair value of $7,085,000.

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

The distributions in respect of the CVRs will be made on a quarterly basis, and will be subject to a number of deductions, subject to certain exceptions or limitations, including but not limited to, for certain taxes and certain out-of-pocket expenses incurred by the Company. At the time of the Merger and again at June 30, 2025, the value ascribed to the CVR liability was de minimis given the uncertainty related to the success of the underlying oncology programs.

4. Balance Sheet Detail

Prepaid expenses and other current assets:

	June 30,	December 31,
	2025	2024
Research and development	$793,000	$1,514,000
Insurance	49,000	156,000
Other	124,000	178,000
	$966,000	$1,848,000

Property and equipment:

	June 30,	December 31,
	2025	2024
Computer and office equipment	$84,000	$84,000
Less accumulated depreciation	(76,000)	(74,000)
	$8,000	$10,000

Accrued expenses and other current liabilities:

	June 30,	December 31,
	2025	2024
Research and development	$192,000	$2,331,000
Employee compensation	502,000	265,000
Professional fees	1,899,000	525,000
	$2,593,000	$3,121,000

5. Commitments and Contingencies

Litigation

In the normal course of business, the Company is from time to time named as a party to legal claims and actions. The Company records a loss contingency reserve for a legal proceeding when the potential loss is considered probable and can be reasonably estimated. The Company has not recorded any amounts for loss contingencies as of June 30, 2025.

On June 17, 2024, Steven M. Fruchtman informed the Board of his intent to resign from his positions as President and Chief Scientific Officer, Oncology and indicated to the Company that Dr. Fruchtman believes his resignation to be for "good reason" under the terms of his employment agreement and his expectation of compensation commensurate therewith and in connection with a change in control. The Board accepted Dr. Fruchtman’s resignation effective immediately but disagrees with the characterization of the events set forth in the letter. The Company believes that no severance payments are due to Dr. Fruchtman under the terms of his employment agreement as it pertains to termination for good reason events. The claims have been submitted to arbitration for resolution. At June 30, 2025, the Company determined a range of possible losses associated with Dr. Fruchtman’s claim to be zero to $1,500,000. While the Company intends to defend itself against these claims, and believes it has strong arguments to prevail in the litigation, there can be no assurance that the Company will prevail on its claims.

Contingent Value Rights

The Company issued CVRs to common stockholders as of April 15, 2024, and may be obligated to make future distributions to such CVR holders in connection with entering into strategic arrangements related to its oncology programs and/or future royalty payments related to the successful commercialization of such programs. Refer to discussion of Contingent Value Rights within Note 3.

6. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

In connection with the acquisition of Trawsfynydd and the concurrent private placement of securities (Note 3), the Company issued shares of Series C Preferred to various individuals. Except in limited circumstances, Series C Preferred shares have no voting rights. At June 30, 2025, there were 6,737 shares of Series C Preferred outstanding. Certain material provisions of the Series C Preferred are as follows:

Conversion: Each share of Series C Preferred is convertible into 400 shares of Company common stock, subject to the Beneficial Ownership Limitation.

Dividends: Shares of Series C Preferred participate in any dividends with common stockholders on an as-converted basis

Liquidation: In the event of the liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of Series C Preferred shall rank on parity with common stockholders as to the distributions of assets.

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

At the Market Offering Agreement

On March 10, 2025, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Citizens JMP Securities, LLC (“Citizens”), pursuant to which the Company may offer and sell shares of its common stock, having an aggregate sales price of up to $50,000,000 (subject to certain limitations set forth in the ATM Agreement), from time to time, to or through Citizens, acting as sales agent and/or principal. During the six months ended June 30, 2025, the Company sold and issued 1,565,047 shares of its common stock under the ATM Agreement for net proceeds of $3,157,000.

Amendment of Series A Warrants and Pre-funded Warrants

On February 18, 2025, the Company and certain of the purchasers of Units in the private placement that closed on December 31, 2024 (the “December 2024 Offering”) entered into amendments to the Series A Warrants (the “Series A Warrant Amendment”), pursuant to which the Series A Warrants issued to such purchasers were amended to (i) increase the threshold for a change of control, for purposes of determining whether a Fundamental Transaction (as defined in the Series A Warrants) has occurred, from 50% of the outstanding common stock of the Company to greater than 50% of the outstanding common stock of the Company, (ii) revise the expected volatility rate to be applied for purposes of determining the Black Scholes Value of the Series A Warrants to be utilized for calculating consideration payable to the holders of the Series A Warrants in connection with a Fundamental Transaction that is not within the Company’s control, and (iii) remove Section 3(h) of the Series A Warrants, which, under certain circumstances, provided for adjustments to the exercise price of the Series A Warrants in the event of a reverse stock split, stock consolidation, or a recapitalization or similar event involving the Company’s common stock based on the volume weighted average price of the Company’s common stock over the eleven trading day period commencing five trading days immediately preceding such event and the five trading days immediately following such event. The Series A Warrant Amendment resulted in the reclassification of $4,196,000 in warrant liability into permanent equity during the six months ended June 30, 2025.

During the first quarter of 2025, certain purchasers of Units in the December 2024 Offering exercised their pre-funded warrants for an aggregate of 1,382,559 shares of the Company’s common stock. On March 27, 2025,  the Company and those purchasers holding all pre-funded warrants outstanding as of such date entered into amendments to the pre-funded warrants (the “PFW Amendment”), pursuant to which the pre-funded warrants issued to such purchasers were amended to increase the threshold for a change of control, for purposes of determining whether a Fundamental Transaction (as defined in the pre-funded warrants) has occurred, from 50% of the outstanding common stock of the Company to greater than 50% of the outstanding common stock of the Company. The PFW Amendment and exercises of pre-funded warrants resulted in the reclassification of $11,631,000 in warrant liability into permanent equity during the six months ended June 30, 2025.

7. Warrants

Common stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. The conditions within ASC 815-40 are not subject to a probability assessment. The equity classified warrants do not fall under the liability criteria within ASC 480 Distinguishing Liabilities from Equity, as they are not puttable and do not represent an instrument that has a redeemable underlying security. The equity classified warrants do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding. The Series A Warrants and pre-funded warrants issued in connection with the December 2024 Purchase Agreement did not meet the scope exception under ASC 815 and, therefore, were classified as liabilities as of December 31, 2024. As a result of the Series A Amendment and PFW Amendment, 3,375,457 outstanding Series A Warrants and outstanding 1,928,493 pre-funded warrants met the scope exception under ASC 815 and, therefore, were reclassified to permanent equity during the six months ended June 30, 2025.

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the six months ended June 30, 2025 is as follows:

				Balance		Balance
		Exercise	Expiration	December 31,	Warrants	June 30,
Description	Classification	Price	Date	2024	Exercised	2025
Non-tradable pre-funded warrants	Equity	$56.25	none	141	—	141
Non-tradable pre-funded warrants	Equity	$56.25	none	199	—	199
Non-tradable pre-funded warrants	Equity	$0.01	none	3,311,052	(1,582,559)	1,728,493
Series A Warrants	Liability	$13.42	Variable	543,792	—	543,792
Series A Warrants	Equity	$13.42	Variable	3,375,457	—	3,375,457
				7,230,641	(1,582,559)	5,648,082

8. Stock-Based Compensation

In 2021, the Company adopted its 2021 Incentive Compensation Plan, which was subsequently amended and restated in each of 2022 and 2024 (as amended and restated, the “2021 Plan”). Upon adopting the 2021 Plan, no further awards have been or will be made under the Company’s 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”). Under the 2021 Plan, the Company may grant incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors, consultants, and advisors. At June 30, 2025, there were 230,801 shares available for future issuance with respect to new awards and outstanding awards.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss in either R&D expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense related to stock options and restricted stock units (“RSUs”) as follows for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$17,000	$(4,000)	$33,000	$147,000
General and administrative	88,000	384,000	233,000	566,000
Total stock-based compensation expense	$105,000	$380,000	$266,000	$713,000

A summary of stock option activity for the six months ended June 30, 2025 is as follows:

	Options Outstanding
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Balance, December 31, 2024	423,107	$11.89	8.75	$2,698,000
Granted	152,742	$1.77
Forfeitures	(1,333)	$17.67
Expired	(23,057)	$115.38
Balance, June 30, 2025	551,459	$4.86	8.50	$25,000
Exercisable at June 30, 2025	407,066	$5.84	8.09	$25,000

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

As of June 30, 2025, there was $263,000 of unrecognized compensation expense related to the unvested stock options which is expected to be recognized over a weighted-average period of approximately 1.0 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value of stock options include the following:

	Six Months Ended June 30,
	2025		2024
Risk-free interest rate	4.17%		—%
Expected volatility	120.47%		—%
Expected term	5.32	years	—	years
Expected dividend yield	—%		—%
Weighted average grant date fair value	$2.34		$—

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected term of options: Due to its lack of sufficient historical data, the Company estimates the expected life of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin (“SAB”) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.
●	Expected stock price volatility: Expected volatility is based on the historical volatility of the Company’s common stock.
●	Expected annual dividend yield: The Company has never paid, and does not expect to pay, dividends in the foreseeable future. Accordingly, the Company assumed an expected dividend yield of 0.0%.

The Company grants RSUs to employees under the 2021 Plan, which typically have a vesting term of 33% on each of the first and second anniversaries, and 34% on the third anniversary of the date of grant. In April 2024, the compensation committee of the Board approved RSU grants as inducement awards (“Inducement RSUs”) to certain of the Company’s employees who joined the Company in connection with the Merger. The inducement RSUs vest 25% on each of the first four anniversaries of the date of grant. The Inducement RSUs were granted outside of the Company’s incentive plans in accordance with Nasdaq Listing Rule 5635(c)(4). During the six months ended June 30, 2025, the Company granted 9,603 RSUs with a weighted average grant date fair value of $7.81 per RSU.

A summary of RSU activity for the six months ended June 30, 2025 is as follows:

	Number of Units	Weighted average grant date fair value
Outstanding and unvested December 31, 2024	22,421	$ 25.12
Granted	9,603	$ 7.81
Vested	(6,509)	$ 25.44
Outstanding and unvested June 30, 2025	25,515	$ 18.53

At June 30, 2025, the unrecognized compensation cost related to unvested service-based RSUs was $425,000, which will be recognized over the remaining service period of 2.59 years.

Grants of PSUs and SARs

During 2020 and 2021, the compensation committee of the Board and the Board approved a cash bonus program of cash-settled stock appreciation right awards to the Company’s employees and non-employee directors, and cash-settled performance stock unit awards to the Company’s employees. These awards were granted outside of the Company’s 2018 Plan and the 2021 Plan. As the Company’s stock price has decreased since these awards were issued, their impact on the results of operations and balance sheet of the Company are not material during 2025 or 2024.

9. Segment Information

The Company has one operating segment. The Company’s CODM is the interim chief executive officer. The Company’s CODM manages the Company’s operations on a consolidated basis for the purpose of allocating resources. All of the Company’s long-lived assets are held in the United States.

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

The table below summarizes the significant expense categories, included within the unaudited condensed consolidated statements of operations, regularly reviewed by the CODM for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$2,733,000	$57,000	$2,790,000	$113,000
Less:
Acquired in-process research and development	—	117,464,000	—	117,464,000
Research and development expenses:
Preclinical and clinical development	1,897,475	624,000	2,524,475	1,333,000
Personnel related	425,000	1,306,000	890,000	1,979,000
Other research and development (a)	(31,475)	2,034,000	1,382,525	2,564,000
Total research and development expenses	2,291,000	3,964,000	4,797,000	5,876,000
General and administrative expenses:
Professional and consulting fees	634,000	5,000	1,826,000	2,083,000
Personnel related	512,000	1,120,000	1,416,000	1,892,000
Other general and administrative (b)	545,000	852,000	1,203,000	1,358,000
Total general and administrative	1,691,000	1,977,000	4,445,000	5,333,000
Change in fair value of warrant liability	(146,000)	—	(26,659,000)	—
Other income, net	(188,000)	(205,000)	(368,000)	(434,000)
Net income (loss)	$(915,000)	$(123,143,000)	$20,575,000	$(128,126,000)

(a)	Other research and development expenses include stock based compensation, manufacturing, formulation, development, and consulting fees.
(b)	Other general and administrative expenses include stock based compensation, public company costs, and insurance.

10. Research and Development Arrangements and Related Party Transactions

Research and development arrangements with unrelated parties

The Company has entered into various licensing and right-to-sublicense agreements with educational institutions for the exclusive use of patents and patent applications, as well as any patents that may develop from research being conducted by such educational institutions in the field of anticancer therapy, genes and proteins. Results from this research have been licensed to the Company pursuant to these agreements. Under one of these agreements with Temple University (“Temple”), the Company is required to make annual maintenance payments to Temple and royalty payments based upon a percentage of sales generated from any products covered by the licensed patents, with minimum specified royalty payments. As no sales had been generated through June 30, 2025, under the licensed patents, the Company has not incurred any royalty expenses related to this agreement. In addition, the Company is required to pay Temple a percentage of any sublicensing fees received by the Company.

Research and development arrangements with related parties

Prior to consummation of the Merger, Trawsfynydd entered into a Master Research and Development Agreement with ChemDiv, Inc. (“ChemDiv”). Pursuant to the Master Research and Development Agreement, ChemDiv provided services related to preclinical drug discovery to Trawsfynydd prior to the Merger and continues to provide services to the Company post-Merger. Dr. Nikolay Savchuk, COO of the Company and a director on the Board, is a stockholder of ChemDiv and a member of its board of directors. During the three and six months ended June 30, 2025, $1,294,000 and $2,300,000, respectively, was expensed as research and development (“R&D”) cost in the Company’s unaudited condensed consolidated statements of operations related to ChemDiv’s services. During the three and six months ended June 30, 2024, zero and $5,024,000, respectively, was expensed as R&D cost in the Company’s condensed statements of operations related to ChemDiv services. As of June 30, 2025 and December 31, 2024, the Company owed ChemDiv $0 and $10,000, respectively, which was included in accounts payable in the Company’s consolidated balance sheets.

Prior to consummation of the Merger, Trawsfynydd entered into a Master Research and Development Agreement with Viriom, Inc. (“Viriom”). Pursuant to the Master Research and Development Agreement, Viriom provided services related to virology to Trawsfynydd prior to the Merger and continues to provide services to the Company post-Merger. Nikolay Savchuk, COO of the Company, serves as President of Viriom and as a member of its board of directors. Dr. Savchuk has investment control of Viriom and indirectly holds a significant number of its shares of common stock through a limited liability company of which Dr. Savchuk is the managing member and equity holder. Dr. Robert R. Redfield, M.D., the Company’s Chief Medical Officer, serves as a strategic advisor and member of Viriom’s board of directors. Additionally, Dr. C. David Pauza Ph.D., the Company’s Chief Science Officer, served as the Chief Science Officer of Viriom until April 1, 2024, after which time he resigned from any position with Viriom; and Iain Dukes, Executive Chairman of the Company, previously served as CEO of Viriom and as a member of its board of directors. During the three and six months ended June 30, 2025, zero and $246,000, respectively, was expensed as R&D cost in the Company’s unaudited condensed consolidated statements of operations related to Viriom’s services. As of June 30, 2025, the Company included $15,000 in accounts payable related to Viriom in the unaudited condensed consolidated balance sheets. As of December 31, 2024, the Company included $113,000 and $15,000 in accounts payable and accrued expenses, respectively, related to Viriom in the consolidated balance sheets.

Prior to consummation of the Merger, Trawsfynydd entered into a Master Research and Development Agreement with Expert Systems, Inc. (“Expert”). Pursuant to the Master Research and Development Agreement, Expert provided drug development and consulting services to Trawsfynydd prior to the Merger and continues to provide services to the Company post-Merger. An immediate family member of Dr. Savchuk has significant ownership interest in Expert. During the three and six months ended June 30, 2025, zero and $72,000, respectively, was expensed as general and administrative expense in the Company’s unaudited consolidated statements of operations related to Expert’s services. As of June 30, 2025, there were no outstanding payables in the Company’s unaudited condensed consolidated balance sheets. As of December 31, 2024, $77,000 and $72,000 was included in accounts payable and accrued expenses, respectively, in the Company’s consolidated balance sheets.

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

Actual results could differ materially from our forward-looking statements due to a number of factors, including without limitation risks related to:

●	our need for additional financing for our future clinical trials and other operations, our ability to obtain sufficient funds on acceptable terms when needed, and our plans and future needs to scale back operations if adequate financing is not obtained;
●	our ability to continue as a going concern;
●	unexpected expenses and/or problems that may arise in the continuing process of integrating the business of Trawsfynydd, which may result in us not operating as effectively and efficiently as expected;
●	our ability to achieve the expected benefits or opportunities, and related timing thereof, with respect to the Merger (as defined below), or to establish additional partnerships for the further development of, or to otherwise monetize, any of our legacy assets;
●	any future payouts under the contingent value right (“CVR”) issued to our holders of record as of the close of business on April 15, 2024;

●	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
●	the success and timing of our preclinical studies and clinical trials, including without limitation site initiation and patient enrollment, and regulatory approval of protocols for future clinical trials;
●	our ability to enter into, maintain and perform collaboration agreements with other biotechnology or pharmaceutical companies, for funding and commercialization of our clinical drug product candidates or preclinical compounds, and our ability to achieve certain milestones under those agreements;
●	the difficulties in obtaining and maintaining regulatory approval of our product candidates, and the labeling under any approval we may obtain;
●	our plans and ability to develop, manufacture and commercialize our product candidates;
●	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments in the United States and foreign countries;
●	the rate and degree of market acceptance of any of our product candidates;
●	obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;
●	the successful development of our commercialization capabilities, including sales and marketing capabilities;
●	recently implemented, and the potential for additional, cuts in federal funding and related budget cuts;
●	recently enacted and future legislation and regulation regarding the healthcare system;
●	the success of competing therapies and products that are or may become available;
●	our ability to maintain the listing of our securities on a national securities exchange;
●	the potential for third party disputes and litigation;
●	the performance of third parties, including contract research organizations (“CROs”) and third-party manufacturers; and
●	the effects of a market volatility and macroeconomic factors on our business, our partners and our suppliers.

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

Overview

As of June 30, 2025, we had cash and cash equivalents of $13.1 million and an accumulated deficit of $628.6 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met. Based on current projections, we do not have sufficient cash and cash equivalents as of the date of this report to support our operations for at least the 12 months following the date that these financial statements are issued. Accordingly, substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these financial statements are issued.

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

We advanced the development of tivoxavir marboxil with a Traws Pharma sponsored Phase 1 randomized, blinded, and placebo-controlled study in Australia that was approved by the Human Research Ethics Committee. This study enrolled four cohorts of 8 participants each, with 6 participants randomized to receive study drug and 2 participants assigned to receive placebo in each cohort. Participants were required to be healthy males or females ages 18-64 years. Participants took either one dose of the study drug or one dose of placebo. Dose levels evaluated in this study included 80, 120, 240 and 480 mg in capsules, taken orally. The primary endpoint of the study was the determination of safety and tolerability; the secondary and other endpoints included the determination of the drug pharmacokinetic profile. Topline data showed good overall tolerability and a pharmacokinetic profile that appears to support the potential use of tivoxavir marboxil as a one-time treatment for influenza. Sixteen AEs were recorded, of which three were reported as possibly related to study drug during the study; all were mild headaches. Topline data from this study showed that a single dose of tivoxavir marboxil maintained plasma drug levels consistently above the EC90 and within the predicted therapeutic window for more than 23 days. On March 21, 2025, we submitted a request for a meeting with the FDA to align on a path forward, including to seek guidance regarding the potential for accelerated approval utilizing the “Animal Rule” for further development of tivoxavir marboxil in the treatment of H5N1 bird flu. The FDA “Animal Rule” allows approval of therapeutic interventions in cases where there is a risk of severe disease and a controlled human trial would be unethical or infeasible. Our meeting request was granted, and we submitted our briefing package to the FDA on April 24, 2025. On May 27, 2025, we received written responses from the FDA for a Type B pre-Investigational New Drug Application meeting (“pre-IND”). The FDA provided feedback on development paths for potential approval of tivoxavir marboxil for bird flu and seasonal flu, including on the potential use of the Animal Rule. On June 30, 2025, we announced our submission of briefing materials for a Type D meeting to enable further FDA dialog on a potential path to accelerated approval for bird flu, as a follow up to the pre-IND FDA interactions.

In addition, on June 30, 2025, we announced our proposed Phase 2 dose-ranging, non-inferiority study, which will evaluate the effects of tivoxavir marboxil in patients with seasonal influenza. A separate single arm will evaluate the effects of tivoxavir marboxil in patients infected with H5N1 bird flu. The proposed study has been submitted for Human Research Ethics Committee (“HREC”) review and, once initiated, is expected to enroll subjects in Australia and selected countries in Southeast Asia with high rates of human bird flu infections. During a Type D meeting, the FDA affirmed its position that clinical trial data, rather than reliance on the Animal Rule, is the registrational path for bird flu therapeutics. We have determined to defer the initiation of this study at this time due to the low immediate likelihood of successfully recruiting a Phase 2 study incorporating bird flu-infected subjects. However, recent approval of our Phase 2 bird flu/seasonal flu phase 2 protocol by Australian and South Korean regulatory authorities will allow us to quickly initiate a clinical study in either the Southern or Northern Hemispheres, respectively, should the incidence rate of bird flu increase.

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

TRX01 was studied in a Phase 1 clinical trial that included single and multiple ascending dose phases. Participants were required to be healthy males or females ages 18-64 years. The primary endpoint of the study was the measurement of safety and tolerability, and the secondary endpoint included the determination of the drug pharmacokinetic and pharmacodynamic profiles. The Phase 1 trial was conducted in Australia. It was sponsored by the Company and was approved by the Human Research Ethics Committee. The trial administered either the study drug or placebo to 40 participants in the single ascending dose phase, which included 5 cohorts with 8 participants in each cohort (6 received study drug and two received placebo). Subjects in the single ascending dose phase received one oral dose of the study drug or placebo, depending on their assigned group. The single ascending dose portion of the study assessed TRX01 at 15, 50, 150, 300 and 600 mg doses. Subjects in the multiple ascending dose phase received a daily single oral dose of 150 mg or 600 mg (6 active and 2 placebo in each cohort) for 10 consecutive days. The study was completed in September 2024. There were few recorded AEs reported up to the highest dose, and none were determined to be related to study drug. Topline data from the study showed no treatment related adverse events reported up to the highest dose. Topline data also showed that once-daily administration of TRX01 for 10 consecutive days maintained plasma drug levels within the predicted therapeutic window for 12 days. On June 30, 2025, we announced our proposed Phase 2 non-inferiority study which will evaluate the effects of ratutrelvir in newly diagnosed COVID patients. The proposed study has been submitted for HREC review and is intended to enroll patients on a 10-day treatment regimen for ratutrelvir compared to the approved 5-day regimen for PAXLOVID®. In addition to efficacy and safety endpoints, the proposed study will also evaluate the rates of disease rebound as well as the incidence of Long COVID.

A separate single arm will evaluate the safety and efficacy of ratutrelvir in newly diagnosed COVID patients who are ineligible for treatment with PAXLOVID®. We intend to progress the development of ratutrelvir in the coming months, starting with a Phase 2 study planned to begin soon in the Southern Hemisphere.

●	Narazaciclib is our oral CDK4-plus inhibitor intended initially to treat breast, endometrial and other cancers. Narazaciclib is a multi-targeted kinase inhibitor targeting multiple CDK’s, AMP-activated protein kinase (“AMPK”), related protein kinase 5 (“ARK5”), and colony-stimulating factor 1 receptor (“CSF1R”) at low nM concentrations, as well as other tyrosine kinases believed to drive tumor cell proliferation, survival and metastasis. We initiated a multi-center Phase 1/2a trial evaluating narazaciclib in combination with letrozole as a second or third-line therapy for recurrent metastatic low-grade endometrioid endometrial cancer in the first calendar quarter of 2023. In this study, both narazaciclib and letrozole were administered orally in the Phase 1 dose escalation phase. The first patient in this trial was dosed in May 2023 and the initial cohort (160 mg) was completed and no DLTs were observed. The 200 mg cohort enrolled 6 evaluable subjects, but two patients experienced dose limiting toxicities. As a result, the dose of narazaciclib of 160mg once daily in combination with letrozole 2.5mg QD was declared to be the maximum tolerated dose and the recommended Phase 2 dose for women with low grade endometrioid endometrial cancer. This study is now closed to accrual. The database has been locked, and a clinical study report is currently under review.

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

Our objective for narazaciclib is to establish additional partnerships for further development of the compound.

●	Rigosertib is our second asset in oncology. Rigosertib was recently studied in two investigator-initiated trials in patients with advanced/metastatic squamous cell carcinoma associated with recessive dystrophic epidermolysis bullosa (“RDEB-SCC”). A total of five patients were enrolled in the trials for this ultra rare condition. Following treatment, there were two complete cutaneous responses in four evaluable patients out of the five total patients with SCC in the setting of RDEB that were treated with rigosertib. The third patient had significant tumor shrinkage of the primary lesion, facilitating a successful amputation. Patient four demonstrated some initial tumor shrinkage and stayed on treatment for six cycles before being withdrawn due to logistical complications prior to the next scheduled tumor assessment. One patient was not evaluable. This positive clinical activity has attracted attention within the RDEB community of treating physicians. The data presented here are preliminary and may be subject to change. Our objective for this program is to establish partnerships for the development of rigosertib in this indication. On June 3, 2025, we announced the publication of key clinical efficacy data for rigosertib in patients with RDEB-SCC, which indicated an overall response rate of 80%, with complete responses in 50% of evaluable patients.

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

The shares of common stock sold to Citizens under the ATM Agreement will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 and an accompanying prospectus (Registration Statement No. 333-273081), filed with the SEC on June 30, 2023, and declared effective by the Commission on July 11, 2023, including the base prospectus contained therein, as supplemented by those prospectus supplements dated March 10, 2025 and April 7, 2025 (the “Prospectus Supplements”) and filed with the SEC pursuant to Rule 424(b) under the Securities Act, or subsequently filed prospectus supplements as applicable. In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $7.4 million (which is in addition to the gross proceeds of approximately $0.1 million from sales completed prior to April 7, 2025), from time to time, to or through Citizens, which was the Company’s current “baby shelf” limitation under General Instruction I.B.6. of Form S-3 as of the date of filing the Prospectus Supplement. In the quarter ended June 30, 2025, the Company sold and issued an aggregate of 1,522,947 shares of its common stock under the ATM Agreement for net proceeds of $3.0 million.

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

Warrants

On February 17, 2025, the Company held a special meeting of its stockholders, at which, the Company’s stockholders approved (i) in accordance with Nasdaq Listing Rule 5635(d), the issuance of more than 19.99% of the outstanding shares of the Company’s common stock upon exercise of the pre-funded warrants and Series A Warrants sold and issued to investors in a private placement on December 31, 2024 (the “December 2024 Offering”), and (ii) in accordance with Nasdaq Listing Rule 5635(c), the issuance of shares of the Company’s common stock upon exercise of the pre-funded warrants and Series A Warrants sold and issued to certain insiders in the December 2024 Offering. As a result of such approvals, the pre-funded warrants became immediately exercisable and limitations on the exercisability of the Series A Warrants under applicable Nasdaq rules were lifted. Subsequent to such shareholder meeting, and through June 30, 2025, certain purchasers have exercised their pre-funded warrants for an aggregate of 1,582,559 shares of the Company’s common stock.

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

Effective as of the close of business on March 31, 2025, Werner Cautreels retired and resigned from his role as Chief Executive Officer of the Company and Iain Dukes, who was serving as Executive Chairman as of such date, was appointed as Interim Chief Executive Officer and his director role changed from Executive Chairman to Chairman of the Board. Dr. Cautreels continues to serve as a director on the Board and now provides certain consulting services to the Company.

On April 15, 2025, Dr. Dukes stepped down as Chairman of the Company’s Board, and the Board appointed Jack Stover, an independent director who has served as a member of the Board since 2016, as Chairman. Dr. Dukes continues to serve as a member of the Board and as Interim Chief Executive Officer.

On July 2, 2025, Nora Brennan notified the Company of her decision to resign from her role as Interim Chief Financial Officer of the Company, effective as of July 5, 2025, which was the final day of the interim period contemplated by that offer letter entered into by and between the Company and Ms. Brennan on February 5, 2025. Effective as of July 5, 2025, Charles Parker was appointed to serve as the Company’s Interim Chief Financial Officer. Mr. Parker has been retained to provide such services as a non-employee consultant of the Company.

Reverse Stock Split

In September 2024, the Company effected a one-for-25 reverse stock split of its issued and outstanding shares of common stock (the “Reverse Stock Split”). All share and per share amounts for our common stock, as well as the number of shares of common stock issuable upon conversion of outstanding preferred stock, exercise of options and warrants outstanding (and the exercise prices thereof) and settlement of outstanding restricted stock units, from dates prior to completion of the Reverse Stock Split that are included in this Quarterly Report, including the financial statements and footnotes thereto included herein, have been retroactively adjusted to give effect to the Reverse Stock Split.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,
	2025	2024	Change
Revenue	$2,733,000	$57,000	$2,676,000
Operating expenses:
In-process research and development	—	117,464,000	117,464,000
Research and development	2,291,000	3,964,000	1,673,000
General and administrative	1,691,000	1,977,000	286,000
Total operating expenses	3,982,000	123,405,000	119,423,000
Loss from operations	(1,249,000)	(123,348,000)	122,099,000
Change in fair value of warrant liability	146,000	—	146,000
Other income, net	188,000	205,000	(17,000)
Net loss	$(915,000)	$(123,143,000)	$122,228,000

Revenues

Revenues increased by $2.6 million, to $2.7 million for the three months ended June 30, 2025 from $0.1 million for the three months ended June 30, 2024. Effective April 17, 2025, the Company and Symbio Pharmaceuticals Limited (“Symbio”) mutually terminated the license agreement originally entered into by and between the parties in 2011. As a result, on April 17, 2025, the Company recognized $2.7 million of previously deferred revenue.

Acquired in-process research and development

In connection with the acquisition of Trawsfynydd, during the three months ended June 30, 2024, the Company recognized a non-cash in-process research and development expense of $117.5 million related to the acquired virology programs that had no alternative future use at the time of acquisition which required immediate expense recognition.

Research and development expenses

The details of our research and development expenses are:

	Three Months Ended June 30,
	2025	2024
Virology	$1,419,000	$1,188,000
Oncology	430,000	1,469,000
Personnel related	425,000	1,306,000
Stock based compensation	17,000	1,000
	$2,291,000	$3,964,000

Research and development expenses decreased by $1.7 million, or (42)%, to $2.3 million for the three months ended June 30, 2025 from $4.0 million for the three months ended June 30, 2024. This decrease was primarily related to  a $1.0 million decrease in oncology expenses and a decrease in personnel expenses of $0.9 million.

General and administrative expenses

	Three Months Ended June 30,
	2025	2024
Professional and consulting fees	$634,000	$5,000
Stock based compensation	88,000	384,000
Personnel related	512,000	1,120,000
Public company costs	263,000	244,000
Insurance and other	194,000	224,000
	$1,691,000	$1,977,000

General and administrative expenses decreased by $0.3 million, or (14)%, to $1.7 million for the three months ended June 30, 2025, from $2.0 million for the three months ended June 30, 2024. This decrease was primarily attributable to a $0.6 million decrease in personnel related expenses and a $0.3 million decrease in stock based compensation expenses, partially offset by a $0.6 million increase in professional and consulting fees.

Change in fair value of warrant liability

Change in fair value of warrant liability of $0.1 million during the three months ended June 30, 2025, represents the remeasurement of the Series A Warrant liability as of June 30, 2025.

Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
	2025	2024	Change
Revenue	$2,790,000	$113,000	$2,677,000
Operating expenses:
Acquired in-process research and development	—	117,464,000	117,464,000
Research and development	4,797,000	5,876,000	1,079,000
General and administrative	4,445,000	5,333,000	888,000
Total operating expenses	9,242,000	128,673,000	119,431,000
Loss from operations	(6,452,000)	(128,560,000)	122,108,000
Change in fair value of warrant liability	26,659,000	—	26,659,000
Other income, net	368,000	434,000	(66,000)
Net (loss) income	$20,575,000	$(128,126,000)	$148,701,000

Revenues

Revenues increased by $2.6 million, to $2.7 million for the six months ended June 30, 2025 from $0.1 million for the six months ended June 30, 2024. Effective April 17, 2025, the Company and Symbio mutually terminated the license agreement originally entered into by and between the parties in 2011. As a result, on April 17, 2025, the Company recognized $2.7 million of revenue.

Acquired in-process research and development

In connection with the acquisition of Trawsfynydd, during the three months ended June 30, 2024, the Company recognized a non-cash in-process research and development expense of $117.5 million related to the acquired virology programs that had no alternative future use at the time of acquisition which required immediate expense recognition.

Research and development expenses

The details of our research and development expenses are:

	Six Months Ended June 30,
	2025	2024
Virology	3,193,000	1,188,000
Oncology	681,000	2,557,000
Personnel related	890,000	1,979,000
Stock based compensation	33,000	152,000
	$4,797,000	$5,876,000

Research and development expenses decreased by $1.1 million, or (18)%, to $4.8 million for the six months ended June 30, 2025 from $5.9 million for the six months ended June 30, 2024. This decrease was primarily related to a $1.9 million decrease in oncology expenses and a decrease in personnel expenses of $1.1 million, partially offset by a $2.0 million increase in virology expenses.

General and administrative expenses

	Six Months Ended June 30,
	2025	2024
Professional and consulting fees	$1,826,000	$2,083,000
Stock based compensation	233,000	566,000
Personnel related	1,416,000	1,892,000
Public company costs	583,000	469,000
Insurance and other	387,000	323,000
	$4,445,000	$5,333,000

General and administrative expenses decreased by $0.9 million, or (16)%, to $4.4 million for the six months ended June 30, 2025 from $5.3 million for the six months ended June 30, 2024. This decrease was primarily attributable to a $0.5 million decrease in  personnel related expenses and a $0.3 million decrease in stock based compensation expenses.

Change in fair value of warrant liability

Change in fair value of warrant liability of $26.7 million during the six months ended June 30, 2025 represents the remeasurement of the warrant liability upon amendment of the pre-funded and Series A Warrants issued in the December 2024 Offering, the exercise of pre-funded warrants, and the remaining Series A Warrants as of June 30, 2025.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from our operations and expect to continue to incur significant expenses in connection with our ongoing activities. As of June 30, 2025, the Company had an accumulated deficit of $628.6 million, working capital of $8.0 million, and cash and cash equivalents of $13.1 million. As of June 30, 2025, the Company had sold and issued an aggregate of 1,565,047 shares of its common stock under the ATM Agreement for net proceeds of $3.2 million, 1,522,947 of which shares were sold by the Company in the three months ended June 30, 2025 for net proceeds of $3.0 million. Based on current projections, we believe that we do not have sufficient cash and cash equivalents to support our operations for more than one year following the date that the financial statements included in this Quarterly Report are issued. As a result of these conditions, substantial doubt exists about our ability to continue as a going concern. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biopharmaceutical products, we may have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us.

We will require substantial additional financing to fund our ongoing clinical trials and operations, and to continue to execute our strategy. To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to explore various dilutive and non-dilutive sources of funding, including debt and equity financings (including pursuant to the ATM Agreement), strategic alliances, business development and/or combinations, and other sources. The future success of the Company is dependent upon our ability to obtain additional funding. There can be no assurance, however, that we will be successful in obtaining such funding in sufficient amounts, on terms acceptable to us, or at all. The failure to obtain sufficient capital on acceptable terms when needed would have a material adverse effect on our business, results of operations, and financial condition. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that the financial statements included in this Quarterly Report are issued.

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

Cash Flows

The following table summarizes the Company’s cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(11,416,000)	$(14,276,000)
Investing activities	—	(3,648,000)
Financing activities	3,108,000	13,999,000
Effect of foreign currency translation	51,000	(10,000)
Net decrease in cash and cash equivalents	$(8,257,000)	$(3,935,000)

Operating Activities

Net cash used in operating activities was $11.4 million for the six months ended June 30, 2025, which consisted of non-cash charges of $26.4 million primarily attributable to the change in fair value of warrant liability of $26.7 million and a $5.6 million change in operating assets and liabilities, partially offset by net income of $20.6 million. Significant changes in operating assets and liabilities included a net decrease in accounts payable, accrued expenses, and deferred revenue of $6.9 million due to timing of invoices and payments to our vendors, which was partially offset by net decreases in prepaid expenses and other assets and receivables of $1.3 million.

Net cash used in operating activities was $14.3 million for the six months ended June 30, 2024 and consisted primarily of a net loss of $128.1 million and $4.3 million change in operating assets and liabilities. Significant changes in operating assets and liabilities included a net decrease in accounts payable and accrued expenses of $4.3 million due to timing of invoices and payments to our vendors. These operating uses of cash were offset by $118.2 million in non-cash charges primarily attributable to the immediate expensing of in-process research and development acquired in connection with the acquisition of Trawsfynydd of $117.5 million and $0.7 million related to stock-based compensation expense.

Investing Activities

There were no investing activities during the six months ended June 30, 2025. Net cash used in investing activities was $3.6 million for the six months ended June 30, 2024, and primarily related to the transaction costs paid in cash of $3.6 million in connection with the acquisition of Trawsfynydd.

Financing Activities

Net cash provided by financing activities was $3.1 million for the six months ended June 30, 2025, and was attributable to the net proceeds received from the sale of shares of our common stock under the ATM and proceeds from exercised warrants, partially offset by the payment of offering costs. Net cash provided by financing activities was $14.0 million for the six months ended June 30, 2024, and attributable to the net proceeds received from the private placement of our common stock.

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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our interim unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue, stock-based compensation, acquired in-process research and development and the contingent value rights. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of June 30, 2025, there have been no significant changes in our critical accounting policies and estimates as discussed in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

Item 4. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, and due to the identification of material weaknesses in our internal controls over financial reporting as of December 31, 2024, as discussed in additional detail in our Annual Report, which had not been remediated as of June 30, 2025, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive and principal financial officers concluded that, other than those remediation efforts discussed in “Management’s Plan for Remediation,” no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Plan for Remediation

As previously disclosed in Item 9A of our Annual Report, management identified material weaknesses in our internal control over financial reporting due to the fact that our controls were not effectively updated and implemented to reflect the changes in processes and staffing as a result of the Merger. This is the result of not having a sufficient risk assessment process in place post-Merger to identify and analyze risks of misstatement due to fraud and/or error. Additionally, management determined that there was an inadequate segregation of duties over the preparation, review and posting of manual journal entries.

As of June 30, 2025, we have made progress against the remediation plan that we previously disclosed under Item 9A. Controls and Procedures in our Annual Report. In furtherance of such remediation efforts, we have engaged various consultants with finance and accounting experience; taken steps to educate our employees and consultants with respect to their respective responsibilities under our policies and procedures to ensure that such policies and procedures are properly implemented and followed; engaged with the Audit Committee, our independent accounting firm and our SOX advisors to identify breakdowns in our processes and procedures and risks associated therewith, as well as to identify areas for improvement. While we believe that our remediation plan, once fully implemented, will be sufficient to remediate the material weaknesses prior to December 31, 2025, such a conclusion cannot be reached until applicable controls have been designed, implemented and have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of June 30, 2025, this evaluation remains ongoing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

Repurchases

The Company did not repurchase any of the Company’s outstanding equity securities during the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number		Description
10.1

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

TRAWS PHARMA, INC.

Dated: August 14, 2025

/s/ Iain Dukes, D. Phil
Iain Dukes, D. Phil
Interim Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2025

/s/ Charles Parker
Charles Parker
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)