Form 10-K
period 2025-12-31
Traws Pharma, Inc.
filed 2026-04-15
CIK 1130598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ⌧	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐ No ⌧

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was approximately $9.8 million, based on the last reported sale price of the registrant’s common stock on the Nasdaq Capital Market.

There were 10,157,257 shares of Common Stock outstanding as of April 13, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2026 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this annual report on Form 10-K are incorporated by reference into Part III of this annual report on Form 10-K.

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

You should also read carefully the factors described in the “Risk Factors” section of this Annual Report and elsewhere to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Annual Report and you should not place undue reliance on any forward-looking statements. These factors include, without limitations, the risks related to:

●	our need for additional financing for our future clinical trials and other operations, our ability to obtain sufficient funds on acceptable terms when needed, and our plans and future needs to scale back operations if adequate financing is not obtained;
●	our ability to continue as a going concern;
●	our ability to achieve the expected benefits or opportunities, and related timing thereof, with respect to the Merger (as defined below) or to monetize any of our legacy assets;
●	any future payouts under the contingent value right (“CVR”) issued to our holders of record as of the close of business on December 31, 2025;
●	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
●	the success and timing of our preclinical studies and clinical trials, including without limitation site initiation and patient enrollment, and regulatory approval of protocols for future clinical trials;
●	our ability to enter into, maintain and perform collaboration agreements with other biotechnology or pharmaceutical companies, for funding and commercialization of our clinical drug product candidates or preclinical compounds, and our ability to achieve certain milestones under those agreements;
●	the difficulties in obtaining and maintaining regulatory approval of our product candidates, and the labeling under any approval we may obtain;

●	our plans and ability to develop, manufacture and commercialize our product candidates;
●	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments in the United States and foreign countries;
●	the rate and degree of market acceptance of any of our product candidates;
●	obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;
●	the successful development of our commercialization capabilities, including sales and marketing capabilities;
●	the potential for cuts in federal funding;
●	recently enacted and future legislation and regulation regarding the healthcare system;
●	the success of competing therapies and products that are or may become available;
●	our ability to maintain the listing of our securities on a national securities exchange;
●	the potential for third party disputes and litigation;
●	the performance of third parties, including contract research organizations (“CROs”) and third-party manufacturers; and
●	the effects of market volatility and macroeconomic factors on our business, our partners and our suppliers.

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

On April 1, 2024, the Company (then known as Onconova Therapeutics, Inc.) consummated a merger (the “Merger”) with Trawsfynydd Therapeutics, Inc. (“Trawsfynydd”), a privately-held biotechnology company developing next-generation, best-in-class antivirals for influenza, COVID-19 and other infectious diseases. Prior to the Merger, the focus of our business was the discovery and development of novel products for patients with cancer. After completion of the Merger, the focus of our business expanded to include the development of novel therapies to target critical threats to human health in respiratory viral diseases. Following the Merger, we have four clinical programs: (i) tivoxavir marboxil, an investigational oral, small molecule CAP-dependent endonuclease inhibitor designed to be administered as a single-dose for the treatment of bird flu and seasonal influenza; (ii) ratutrelvir, an inhibitor of the main protease (also known as 3CL protease) of the SAR-CoV-2 virus, the causative agent in COVID-19; (iii) narazaciclib (ON 123300), a multi-targeted kinase inhibitor in solid tumors and hematological malignancies as a single agent or in combination with other anti-cancer therapies; and (iv) rigosertib, administered alone or in combination for investigation in various cancers. Each of these programs is discussed in additional detail, below.

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

We advanced the development of tivoxavir marboxil with a Traws Pharma sponsored Phase 1 randomized, blinded, and placebo-controlled study in Australia that was approved by the Human Research Ethics Committee. The study enrolled four cohorts of 8 participants, with 6 participants randomized to receive study drug and 2 participants assigned to receive placebo in each cohort. Participants were required to be healthy males or females ages 18-64 years. Participants took either one dose of the study drug or one dose of placebo, depending on the assigned group. The evaluated dose levels included 80, 120, 240, and 480 mg administered orally in capsule form. The primary endpoints of the study were safety and tolerability; the secondary and other endpoints included determination of a drug pharmacokinetic profile. The study enrolled healthy volunteers, adults 18-64 years old, into 4 cohorts. Topline data showed good overall tolerability and a pharmacokinetic profile. Sixteen AEs were recorded, of which three were possibly related to study drug during the study; all were mild headaches and resolved without treatment. Topline data from this study showed that a single dose of tivoxavir marboxil maintained detectable plasma drug levels for 23 days. Results from the Phase I studies support further investigation into tivoxavir marboxil as a one-time treatment for influenza and development of tivoxavir marboxil as a once-monthly oral drug for influenza prevention

Preclinical efficacy in bird flu models

During 2025, we reported additional preclinical data evaluating TXM in animal model studies using an H5N1 virus (A/Texas/37/2024) isolated from a Texas dairy worker. In mice, ferrets and nonhuman primates, TXM treatment of infected animals significantly reduced disease progression, prevented body weight loss, and increased survival. Lung virus burdens were dramatically lower among treated compared to control animals and histology confirmed the capacity for treatment to preserve lung structure and function. Oral TXM was an effective treatment for this highly virulent A/H5N1 bird flu and should be a consideration for pandemic influenza preparedness and inclusion in the United States Strategic Stockpile.

Regulatory interactions and development strategy

In 2025, we advanced regulatory interactions with the FDA to align on a path forward for tivoxavir marboxil, including the potential applicability of accelerated development approaches for bird flu. We submitted a meeting request and briefing materials to the FDA and received written responses to questions submitted for a Type B pre-Investigational New Drug Application (“pre-IND”) interaction. We subsequently submitted additional briefing materials to enable further FDA dialogue (“Type D”) on potential paths to approval for bird flu and seasonal influenza. Based on these interactions, and as reflected in our subsequent disclosures, the FDA affirmed its position that clinical trial data (rather than reliance on the “Animal Rule,” which allows for approval of therapeutic interventions in cases where there is a risk of severe disease and a controlled human trial would be unethical or infeasible) is the registrational path for bird flu therapeutics. Accordingly, while we prepared a proposed Phase 2 dose-ranging, non-inferiority seasonal influenza study (including a comparator arm versus XOFLUZA®) with a separate single arm intended to evaluate tivoxavir marboxil in H5N1 bird flu-infected subjects and submitted the protocol for Human Research Ethics Committee (“HREC”) review, we determined to defer initiation of the combined seasonal/bird flu Phase 2 study at that time due to the low immediate likelihood of successfully recruiting bird flu-infected subjects. In the meantime, we have disclosed that approvals obtained from Australian and South Korean regulatory authorities for our Phase 2 protocol may allow us to initiate a clinical study more rapidly in either the Southern or Northern Hemispheres, respectively, should epidemiology and feasibility improve.

Stockpiling / preparedness initiatives and subsequent events

During 2025, we also reported plans to pursue stockpiling and pandemic preparedness initiatives and initiated dialogue with relevant U.S. government stakeholders, including BARDA. Subsequent to year-end, in January 2026, we announced the filing of a U.S. IND application for TXM for influenza therapy, which we described as an important step toward formal consideration by BARDA for inclusion in the strategic stockpile. Also in January 2026, we announced plans to progress an additional indication for TXM as a monthly oral tablet for prophylaxis of seasonal influenza, supported by Phase 1 exposure observations from an earlier capsule formulation and formulation work indicating that a compressed tablet may provide extended coverage; we also announced that a time slot was secured for a human influenza prophylaxis human challenge trial targeted for June 2026, contingent on completion of a planned bridging healthy volunteer study. Separately, FDA informed the Company that its US IND for tivoxavir marboxil was being placed on clinical hold due to concerns with the toxicology data package. The Company is actively engaging with the FDA to address the clinical hold and is working to develop and submit a comprehensive response, with the goal of resolving the hold and advancing the program in the US during fiscal year 2027.

We intend to use the combined clinical, preclinical, regulatory feedback and manufacturing/formulation work to inform the next stages of tivoxavir marboxil development, including the design and timing of future clinical studies and engagement with regulatory authorities and preparedness agencies. Our plans remain subject to, among other things, feasibility of enrollment (including incidence of bird flu infections in humans), regulatory feedback, manufacturing readiness, and availability of capital.

Outlook

We intend to prioritize development of TXM as a once-monthly oral prophylactic agent for influenza prevention, and to continue development of TXM as a potential single-dose oral therapy for seasonal influenza or H5N1 bird flu and to advance the program in a manner consistent with regulatory feedback andavailable resources. We note that TXM is generally active against all influenza A and B strains and should be effective against A/H5N1 and other highly virulent avian influenzas that may arise. AS an important step in the development of influenza prevention, we plan to conduct an influenza single-dose virus human challenge trial in the UK wherein subjects receive an oral dose of TXM up to 28 days before an intentional exposure to influenza and the degree of protection is measured. Subject to approval from the United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”), the influenza virus challenge will commence thereafter.

Ratutrelvir —  Small Molecule - 3CL Protease Inhibitor

Ratutrelvir (TRX01) is an inhibitor of the main protease (Mpro, also known as 3CL protease) of SAR-CoV-2 coronavirus, the causative agent in COVID-19. The main protease is an essential component in SARS-CoV-2 replication. Ratutrelvir inhibits Mpro and reduces SARS-CoV-2 virus replication. In vitro laboratory tests confirmed the impact of ratutrelvir on SARS-CoV-2 replication, including the original SARS-CoV-2 isolates, and variants in the delta and omicron groups. An animal study using the widely adopted K18 transgenic mouse model, demonstrated non-inferiority between ratutrelvir and the combination of nirmatrelvir + ritonavir, in terms of time to death and lung virus burden in this highly lethal model with neurological manifestations. Based on preclinical pharmacokinetic studies in multiple animal species, we intend to develop ratutrelvir for use without co-administration of a human cytochrome P450 (“CYP”) inhibitor such as ritonavir.

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

During 2025, we initiated a multicenter, open-label, randomized Phase 2a clinical study designed to evaluate the safety and efficacy of ratutrelvir in non-hospitalized symptomatic adults with mild-to-moderate COVID-19. Patients deemed eligible for receiving PAXLOVID® were randomized to receive Ratutrelvir, 600 mg daily for 10 days, or Paxlovid twice daily for 5 days. Patients deemed to be ineligible for ritonavir-boosted regimens due to contraindications or clinically significant drug–drug interactions received Ratutrelvir 600 mg daily for 10 days. In January 2026, we completed enrollment in the planned 90-patient Phase 2 study.

In a prespecified interim analysis reported in January 2026 (50 patients evaluated at the time of the analysis), ratutrelvir-treated patients demonstrated a shorter time-to-sustained symptom alleviation and resolution versus the PAXLOVID® comparator, as assessed using the FLU-PRO Plus/COVID-19 Symptoms Diary, and no symptom or virologic rebound events were observed to date in ratutrelvir-treated patients (compared to one rebound event reported in the comparator arm). Ratutrelvir was generally well tolerated in the interim analysis, with fewer reported adverse events than the comparator arm; the most commonly reported adverse event was mild dyspepsia, and no dysgeusia was reported among ratutrelvir-treated patients. Patients ineligible for PAXLOVID® and receiving ratutrelvir demonstrated symptom improvement dynamics and safety observations described as consistent with the broader ratutrelvir-treated cohort.

With enrollment complete, we expect to complete follow-up and finalize analyses from the Phase 2a study, and we intend to use the resulting data to inform next steps for clinical development and regulatory strategy, including potential additional studies designed to further evaluate clinical rebound and longer-term outcomes following SARS-CoV-2 infection.Subsequent to December 31, 2025, we disclosed additional Phase 2 updates. In January 2026, we reported an updated interim analysis indicating that 76 patients had been included (32 treated with ratutrelvir and 18 treated with PAXLOVID®) and that 95% of the planned 90-patient population had been enrolled. In that updated interim analysis, ratutrelvir-treated patients demonstrated a shorter time-to-sustained symptom alleviation and resolution versus PAXLOVID® (12 days vs. 14 days; p<0.014), and no COVID-19 symptom or virologic rebound events had been observed to date in ratutrelvir-treated patients (with one rebound event reported in the PAXLOVID® arm).

In February 2026, we announced completion of the clinical analysis of the 90-patient, open-label Phase 2 study of ratutrelvir versus PAXLOVID®, together with a single arm in PAXLOVID®-ineligible subjects. We reported that completed clinical results confirmed a differentiated profile versus PAXLOVID® with fewer adverse events and no viral rebounds and equivalent time to sustained symptom resolution, and that results were recapitulated in PAXLOVID®-ineligible patients. In the PAXLOVID®-ineligible population specifically, we reported fewer treatment-related adverse events (3 events in 30 subjects; 10%) versus PAXLOVID® (7 events in 30 subjects; 23.3%) and faster symptom resolution compared to PAXLOVID® treatment (HR 1.31; 95% CI 0.78–2.20; p=0.018)

Narazaciclib (ON 123300) — Differentiated Multi-Kinase Inhibitor Targeting CDK4/6

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

Narazaciclib is our oral CDK4-plus, multi-targeted kinase inhibitor. During 2025, we continued to focus our internal resources on our respiratory antiviral programs and, consistent with that prioritization, narazaciclib was managed as a legacy oncology asset in business development. Our Company-sponsored clinical activities for narazaciclib have been completed and we are not conducting additional Company-sponsored clinical development. Specifically, our Phase 1/2a trial evaluating narazaciclib in combination with letrozole in recurrent/metastatic low-grade endometrioid endometrial cancer is closed to accrual, the database has been locked, and a clinical study report is under review. In addition, the Phase 1 monotherapy study in relapsed/refractory advanced cancers is closed to accrual and data analysis is ongoing.

Our strategic objective for narazaciclib is to establish a development and commercialization partnership (or other strategic transaction) to advance the program. Unless and until such a partnership or transaction is executed, we do not intend to initiate further Company-sponsored development for narazaciclib and expect our activities to be limited primarily to (i) completing analysis and reporting from completed studies, (ii) maintaining intellectual property and other program-enabling documentation, and (iii) supporting business development efforts. Narazaciclib continues to be developed in Greater China under our license agreement with HanX, where development is sponsored by HanX.

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

A total of 5 patients with SCC in the setting of RDEB have been treated with rigosertib to date. These patients had multiple surgical sections and treatments with systemic therapies such as cemiplimab, pembrolizumab and cetuximab, which all failed. Following treatment with rigosertib, there have been 2 complete cutaneous responses in 4 evaluable patients out of the 5 total patients with SCC in the setting of RDEB that were treated with rigosertib. The responses in these patients were durable, lasting 15 months and 16 months, respectively. The third patient had significant tumor shrinkage of the primary lesion, facilitating a successful amputation. Patient four demonstrated some initial tumor shrinkage and stayed on treatment for 6 cycles before being withdrawn due to logistical complications prior to the next scheduled tumor assessment. One patient was not evaluable, and this patient initially completed 2 weeks of oral rigosertib therapy before stopping due to severe stool impaction, likely from opioid-induced constipation, and COVID-19 infection. The patient finished cycle 1 three weeks later, but eventually withdrew during cycle 2 due to inability to take oral medications, abdominal pain from stool impaction, and unwillingness to take IV medication. Results showed that overall rigosertib had an acceptable safety profile.

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

Our near-term activities for rigosertib are expected to be limited primarily to (i) supporting business development efforts to identify a development and commercialization partner, (ii) maintaining program-enabling documentation and intellectual property, and (iii) selectively supporting investigator-initiated activities and scientific dissemination that may facilitate partnering discussions. Our objective for rigosertib is to establish one or more partnerships for further development of the compound, including in RDEB-SCC or other indications.

Research and Development

Since commencing operations, we have dedicated a significant portion of our resources to the development of our clinical-stage product candidates, particularly rigosertib, narazaciclib and, more recently, tivoxavir marboxil and ratutrelvir. We incurred research and development expenses of $12.1 million and $12.8 million during the years ended December 31, 2025 and 2024, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development.

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

Acquisition of Viriom Patent Assets

On September 9, 2025, the Company entered into an Asset Purchase Agreement with Viriom pursuant to which the Company acquired certain intellectual property assets related to a pyrrolidine antiviral compound program, including issued patents, pending patent applications and related rights (the “Purchased IP”). As a result of this transaction, the Company transitioned from holding certain rights under license to owning the acquired patents and applications outright, thereby strengthening its control over the development, prosecution, defense and enforcement of such intellectual property and eliminating any future dependency on the licensed rights with respect to the acquired assets.

Following the acquisition, the Company continues to hold exclusive rights to additional intellectual property under the Viriom License Agreement that was not included in the Purchased IP. The acquired patents and pending applications, together with the remaining licensed intellectual property, cover compounds, pharmaceutical compositions, methods of manufacture and methods of use for the prophylaxis and treatment of viral infections in multiple jurisdictions, including the United States, Europe, Japan and China. The issued patents and any patents that may result from currently pending patent applications are expected to expire in 2040, prior to any potential patent term extensions. Patent term extensions or adjustments may be available depending on regulatory timelines and applicable law.

Virology COVID-19 Asset

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

Rigosertib Patents

As of March 2024, we owned or exclusively licensed issued patents and pending patent applications covering composition-of-matter, process, formulation and various indications for method-of-use for rigosertib filed worldwide, including in the United States. The U.S. composition-of-matter patent for rigosertib, which we in-licensed pursuant to the license agreement with Temple, currently expires in 2026. The novel formulation patent for rigosertib expires in 2037. We have filed new patent applications covering methods of treatment in target indications that are projected to extend to 2042-2044 before any possible patent term extensions. Patent term extensions may be available, depending on various provisions in the law.

License Agreement with Temple University

In January 1999, we entered into the Temple Licensing Agreement with Temple University (“Temple”) to obtain an exclusive, world-wide license to certain Temple patents and technical information to make, have made, use, sell, offer for sale and import several classes of novel compounds.

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

On November 17, 2025, Temple provided notice of termination of the Temple Licensing Agreement, and the agreement subsequently terminated in accordance with its terms. As a result of the termination, we no longer hold rights under the Temple Licensing Agreement and do not expect to undertake further development activities under that agreement. We also do not expect to incur ongoing annual license maintenance fees related to the agreement going forward, subject to any obligations that may have accrued prior to termination.

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

There are currently various drugs approved for the treatment of influenza, including without limitation the neuraminidase inhibitors oseltamivir phosphate (Tamiflu), zanamivir (Relenza), and peramivir (Rapivab) anti-influenza drugs, which are sold by Gilead, Glaxo SmithKline (GSK), and BioCryst partners, respectively. Additionally, there is currently one cap-dependent endonuclease (“CEN”) inhibitor, baloxavir marboxil (Xofluza), sold by Roche, approved for use in the treatment of influenza. In addition, M2 channel inhibitors, generic drugs include amantadine and rimantadine, both oral tablets that only inhibit the replication of the influenza virus have generally become ineffective because of significant viral resistance to the approved M2 channel inhibitors, especially in the US. Several companies are developing anti-influenza drugs, including for the treatment of bird flu, at present, including, for example, Cidara and Eradivir. Small chemical classes include neuraminidase inhibitors, M2-channel inhibitors, and RDRP inhibitors, among others. There are also monoclonal, polyclonal, and mixed antibodies, as well as enzymes as drugs in development.

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

International Government Regulation

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Some countries outside of the United States have a similar process that requires the submission of a clinical trial application (“CTA”), much like the IND prior to the commencement of human clinical trials. In Europe, for example, a CTA must be submitted to each country’s national health authority and an IEC, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. With the Clinical Trials Regulation (EC) 536/2014 in force since January 31, 2022, it is now possible to make a single application for a cross-border trial within the EU through an EU clinical trial portal. With the departure of the United Kingdom (“UK”) from the EU, trials in the UK have to be approved through the portal and a separate application will need to be made to the UK Medicines and Healthcare products Regulatory Agency. Additionally, in the EU there is an increasing move to transparency of trial summary reports and the above Clinical Trial Regulation will include a publicly accessible database of data and information submitted in accordance with this regulation. Companies submitting data will need to justify why it should be kept confidential.

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

The civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a product’s label, and allegations as to misrepresentations with respect to products, contract requirements, and services rendered, in addition to other allegations. In addition, private payers have been filing follow-on lawsuits alleging fraudulent misrepresentation. Intent to deceive is not required to establish liability under the civil False Claims Act. Rather, a claim may be false for deliberate ignorance of the truth or falsity of the information provided or for acts in reckless disregard of the truth or falsity of that information. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any damages, penalties or settlement funds. If the government declines to intervene, the individual may pursue the case alone. The civil False Claims Act provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into tens and even hundreds of millions of dollars. For these reasons, since 2004, False Claims Act lawsuits against biopharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, including settlements in excess of $3.0 billion and, more recently, settlements exceeding $5.0 billion in the aggregate, regarding certain sales practices and promotion of off-label uses.” Civil False Claims Act liability may further be imposed for known Medicare or Medicaid overpayments, for example, overpayments caused by understated rebate amounts, that are not refunded within 60 days of identifying the overpayment, even if the overpayment was not caused by a false or fraudulent act.

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

Human Capital

We believe that our success is largely dependent upon our ability to attract and retain qualified employees. As of December 31, 2025, we had 7 employees (4 of whom were full-time employees), in addition to various independent contractors working for us. We are not party to any collective bargaining arrangements and consider our relations with our employees to be good. Although we believe that the size of our current workforce is appropriate to achieve our objectives, we may hire additional employees with specialized expertise as we continue to grow our business. We believe that we have been successful to date in attracting skilled and experienced scientific and business professionals.

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

Summary of Principal Risk Factors

●	Our recurring operating losses, negative cash flows from operations, and accumulated deficit raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new financings.
●	The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2025 contains an explanatory paragraph relating to our ability to continue as a going concern.
●	We need to obtain additional funding to continue as a going concern; if we are unable to meet our needs for additional funding in the future, we will be required to limit, scale back or cease operations.
●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	Our product development efforts may not be successful.
●	Our future success is dependent primarily on the regulatory approval and commercialization of our product candidates.
●	The results of preclinical testing or earlier clinical studies are not necessarily predictive of future results. Any product candidate we advance into clinical trials may not have favorable results in later-stage clinical trials or receive regulatory approval.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome.
●	Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.
●	Failure to follow the FDA’s applicable regulatory requirements may result in enforcement action.
●	Changes in product candidate manufacturing or formulation may result in additional costs or delay.
●	Healthcare legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.
●	Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	If we breach our license agreements or fail to negotiate new agreements pertaining to our product candidates, we could lose the ability to continue the development and potential commercialization of these product candidates.

●	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.
●	We may engage in future business combinations or collaborations that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.
●	We depend on information technology and computer systems to operate our business; our business and operations would suffer in the event of any failures or interruptions of our computer system, such as a data breach or cybersecurity incident.
●	Climate change, environmental, social and governance and sustainability initiatives may result in regulatory or structural industry changes that could require significant operational changes and expenditures, reduce demand for the Company’s products and adversely affect our business, financial condition, and results of operations.
●	Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.
●	Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel.
●	Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from international conflicts, international trade disputes and geopolitical tensions.
●	Changes in United States and China relations, as well as relations with other countries, and/or regulations may adversely impact our business, our operating results, our ability to raise capital and the market price of our shares.
●	We currently conduct clinical trials, and may in the future choose to conduct additional clinical trials, of our product candidates in sites outside the US, and the FDA may not accept data from trials conducted in foreign locations.
●	Disruptions at the FDA and foreign regulatory authorities caused by funding shortages, staffing limitations or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
●	We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.
●	If we lose our relationships with CROs, our drug development efforts could be delayed.
●	We have limited experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. We are dependent on third-party manufacturers for the manufacture of our product candidates for clinical trials as well as on third parties for our supply chain, and if we experience problems with any third parties, the manufacturing of our product candidates or products could be delayed.
●	We have entered into certain related party transactions and may continue to rely on related parties for certain development and support activities.
●	We could be required to incur significant expenses to perfect our intellectual property rights, and our intellectual property rights may be inadequate to protect our competitive position. If we are unable to protect our intellectual property rights, our competitive position could be harmed.
●	We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful.
●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business.
●	We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
●	If we are unable to maintain compliance with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital.

●	We have identified material weaknesses in our internal control over financial reporting; if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
●	Our share price and the liquidity of our stock may be volatile and result in substantial losses to our stockholders.
●	We may be subject to securities litigation, which is expensive and could divert management attention.
●	Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

Risks Related to Our Financial Position and Capital Needs

Our recurring operating losses, negative cash flows from operations, and accumulated deficit raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new financings.

Management has concluded that substantial doubt exists about our ability to continue as a going concern for the next twelve months from the date of the financial statements included in this Annual Report. As of December 31, 2025, we had cash and cash equivalents of $3.8 million and current liabilities of $11.6 million. Based on current projections, we do not have sufficient cash and cash equivalents as of the date of this Annual Report to support our operations for more than one year following the date that the financial statements are issued.

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

The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2025 contains an explanatory paragraph relating to our ability to continue as a going concern.

The auditor’s opinion on our audited financial statements for the year ended December 31, 2025 includes an explanatory paragraph stating that we have incurred recurring losses from operations that raise substantial doubt about our ability to continue as a going concern for the next twelve months from the date of the financial statements included in this Annual Report. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our development efforts. Accordingly, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate could fail to gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing and have not generated any revenue from product sales to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have experienced negative cash flows from our operations in every reporting period since our inception in 1998. For the year ended December 31, 2025, we reported net income of $9.2 million, primarily due to non-cash changes in fair value of our warrant liability of $26.6 million. For the year ended December 31, 2024, we reported net loss of $166.5 million and we had an accumulated deficit of $640.0 million as of December 31, 2025.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, including the ongoing military conflicts between Russia and Ukraine and Israel and Hamas and the recent military conflict in Iran. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from any such geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption, and the global economy has been, and may continue to be, negatively impacted by Russia’s ongoing military conflict with Ukraine. Although our business has not been materially impacted by the ongoing military conflicts between Russia and Ukraine or Israel and Hamas or geopolitical tensions to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business, such as by potentially making it more difficult for us to access liquidity in capital markets. The extent and duration of the conflicts in Ukraine and the Middle East, geopolitical tensions, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

International trade disputes have resulted in tariffs and other protectionist measures that could have a material adverse effect on our business, financial condition and results of operations.

In recent years, the U.S. has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business, in particular China, Mexico and Canada. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. Additionally, tariffs could increase our costs, which could have a negative impact on our financial condition and results of operations. As additional trade-related policies are instituted, we may need to modify our business operations to comply and adapt to such developments, which may be time-consuming and expensive.

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

Disruptions at the FDA and foreign regulatory authorities caused by funding shortages, staffing limitations, government shutdowns or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review or approve new products can be affected by a variety of factors, including government budget and funding levels, government shutdowns, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions including a rapid substantial influx of applications from numerous sponsors, as occurred with COVID-19. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the US government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

Certain states in the US have also enacted laws requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, cap or regulate price increases, negotiate or pay increased supplemental rebates and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing specified physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit other specified sales and marketing practices.

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

We are obligated to develop and maintain proper and effective internal control over financial reporting. We have in the past identified, and in the future may identify, material weaknesses in our internal control over financial reporting. If we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

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

As discussed elsewhere in this Annual Report, we completed the Merger in April 2024. Prior to the Merger, Trawsfynydd was a private company and, therefore, its controls were not required to be designed or maintained in accordance with Rules 13a-15 and 15d-15 under the Exchange Act. The design and implementation of internal control over financial reporting post-Merger has required, and will continue to require, significant time and resources from management and other personnel. Although we had internal controls in place prior to the Merger, and our management has determined in recent years that such internal controls over financial reporting were effective, during its assessment of our internal controls over financial reporting as of December 31, 2024 it was determined that our controls were not effectively updated and implemented to reflect the changes in processes and staffing during the period between completion of the Merger and December 31, 2024. Additionally, it was determined that there was an inadequate segregation of duties over the preparation, review and posting of manual journal entries, which was the result of not having a sufficient risk assessment process in place post-Merger to identify and analyze risk of misstatement due to fraud and/or error.

In connection with the audit of our financial statements for the year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting, which relate to the determinations of management discussed above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2025, these material weaknesses have been remediated, see “Part II – Item 9A – Remediation of Material Weakness in Internal Control over Financial Reporting” in this Annual Report on Form 10-K. Although we were able to remediate these material weaknesses, there is no guarantee that we will not experience additional material weaknesses in the future or that we will be able to remediate any such material weakness in a timely manner or at all. If we identify future material weaknesses in our internal control over financial reporting, or if we generally fail to establish and maintain effective internal controls appropriate for a public company, we may be unable to produce timely and accurate financial statements, which could adversely impact our investors' confidence and our stock price.

We could also become subject to investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Future issuances of stock or other securities could dilute the holdings of stockholders and could materially affect the price of the shares of our common stock.

As discussed elsewhere in this Annual Report, we will need to obtain additional financing in the future to carry out our business objectives. We may do so through the sale and issuance of shares of our common stock or securities convertible or exercisable for shares of our common stock. Additionally, as of December 31, 2025, there are warrants to purchase an aggregate of 3,375,457 shares of our common stock outstanding and shares of Series C Preferred Stock convertible into an aggregate of 2,694,757 shares of our common stock outstanding. Any issuance of shares of our common stock, including upon the exercise or conversion of outstanding warrants and shares of Series C Preferred, respectively, or issuance of securities exercisable for or convertible into shares of our common stock, will result in the dilution of the ownership interests of our existing stockholders. Additionally, the issuance of a significant number of shares of our common stock could result in a decrease in the price of our common stock.

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

privileges as they may designate (as of December 31, 2025, we had shares of 6,737 Series C Preferred stock issued and outstanding);
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

Board Governance and Risk Management

Management Oversight

Our management team is primarily responsible for assessing and managing our strategic risk exposures, including material risks from cybersecurity threats, with assistance from third-party service providers. Due to the size of our company, we rely on outsourced information technology (“IT”) and cybersecurity service providers to support certain operational and security functions, and our internal oversight is led by members of senior management.

Management’s role in assessing and managing material risks from cybersecurity threats is led by our Chief Operating Officer and Chief Financial Officer, with oversight from our Chief Executive Officer. The Chief Operating Officer brings operational and technology-related experience, including prior experience in the information technology sector, and supports management oversight of our third-party IT environment. The Chief Financial Officer brings extensive experience in finance and accounting leadership, including experience with public company reporting, internal control environments and third-party service provider oversight. Collectively, these management roles provide the Company with executive-level oversight of cybersecurity risk governance, vendor coordination and incident escalation.

Prevention, Detection, Mitigation and Remediation; Escalation and Reporting

Our management team, in coordination with our outsourced IT and cybersecurity service providers, is responsible for monitoring and coordinating processes intended to support the prevention, detection, mitigation and remediation of cybersecurity incidents affecting our information systems and information residing with third-party providers. These processes are designed to be commensurate with our size, resources and risk profile and are informed by, among other things, the security capabilities embedded in key third-party systems we use (including cloud-based infrastructure and related security tools) and the ongoing monitoring and alerting performed by our outsourced IT providers.

In general, our outsourced IT providers are expected to notify management of significant cybersecurity risks, suspicious activity or cybersecurity incidents that they identify in the course of providing services. Management evaluates such information to determine appropriate response actions, which may include engaging external technical specialists (as needed), containing and remediating the issue, restoring systems and data (as applicable), and implementing corrective actions intended to reduce the likelihood of recurrence. Management also coordinates internal communication and, where appropriate, external communications and notifications.

Our board of directors has oversight responsibility for enterprise risk management, including risks from cybersecurity threats, which it administers directly and with assistance from its committees, primarily the audit committee. Throughout the year, the board and its committees engage with management to discuss a wide range of enterprise risks, including cybersecurity. The audit committee assists the board of directors by overseeing management’s processes to assess and manage cybersecurity risks and receives updates from management regarding our cybersecurity program periodically, including at least annually, and more frequently as circumstances warrant. Cybersecurity incidents that are determined by management to be material, as well as significant cybersecurity matters (including significant changes in our risk profile), are escalated promptly to the audit committee, and the audit committee may report such matters to the full board, as appropriate.

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

ITEM 3.   LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please see Note 6, Commitments and Contingencies, to our consolidated financial statements included in Part IV in this Annual Report. We may, in the ordinary course of business, face various claims brought by third parties, and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could subject us to costly litigation. If this were to happen, the payment of any such awards could have a material adverse effect on our business, financial condition and results of operations. Additionally, any such claims, whether or not successful, could damage our reputation and business.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed under the symbol TRAW on the Nasdaq Capital Market.

Stockholders

As of April 13, 2026, there were approximately 55 holders of record for shares of our common stock. This does not reflect beneficial stockholders who held their common stock in “street” or nominee name through brokerage firms.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the fiscal year ended December 31, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Reports on Form 10-Q.

Issuer Repurchases of Equity Securities

There were no repurchases of our capital stock during the fourth quarter of 2025.

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

Overview

As of December 31, 2025, the Company had an accumulated deficit of $640.0 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met.

As of December 31, 2025, the Company had $3.8 million in cash and cash equivalents. Based on current projections, we do not have sufficient cash and cash equivalents as of the date of this Annual Report to support our operations for at least the 12 months following the date that the consolidated financial statements included herein are issued. Accordingly, substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that such financial statements are issued.

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

In addition, on June 30, 2025, we announced our proposed Phase 2 dose-ranging, non-inferiority study, which will evaluate the effects of tivoxavir marboxil in patients with seasonal influenza. A separate single arm will evaluate the effects of tivoxavir marboxil in patients infected with H5N1 bird flu. The proposed study has been submitted for HREC review and, once initiated, is expected to enroll subjects in Australia and selected countries in Southeast Asia with high rates of human bird flu infections. During a Type D meeting, the FDA affirmed its position that clinical trial data, rather than reliance on the Animal Rule, is the registrational path for bird flu therapeutics. We have determined to defer the initiation of this study at this time due to the low immediate likelihood of successfully recruiting a Phase 2 study incorporating bird flu-infected subjects. However, we believe that recent approval of our Phase 2 bird flu/seasonal flu phase 2 protocol by Australian and South Korean regulatory authorities will allow us to quickly initiate a clinical study in either the Southern or Northern Hemispheres, respectively, should the incidence rate of bird flu increase. On January 26, 2026, we announced our progression of an additional indication for tivoxavir marboxil as a single monthly oral tablet for the prophylactic treatment of seasonal influenza.

●	Ratutrelvir (“TRX01”), which we acquired as part of the Merger, is an inhibitor of the main protease (also known as 3CL protease) of the SAR-CoV-2 virus, the causative agent in COVID-19. The main protease is an essential component in the mechanism for SARS-CoV-2 replication. TRX01 is intended to inhibit this protease and reduce SARS-CoV-2 virus replication. In vitro laboratory tests that measured the impact of TXR01 on SARS-CoV-2 replication, demonstrated that TRX01 inhibited the replication of viral isolates of the original SARS-CoV-2 isolates, and viral variants in the delta and omicron types. An animal study using the widely adopted K18 transgenic mouse model, demonstrated non-inferiority between TRX01 and the combination of nirmatrelvir + ritonavir, in terms of time to death and lung virus burden in this highly lethal model with neurological manifestations. Based on preclinical pharmacokinetic studies in multiple animal species, we intend to develop TRX01 for use without co-administration of a human cytochrome P450 (“CYP”) inhibitor such as ritonavir.

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

TRX01 was studied in a Phase 1 clinical trial that included single and multiple ascending dose phases. Participants were required to be healthy males or females ages 18-64 years. The primary endpoint of the study was the measurement of safety and tolerability, and the secondary endpoint included the determination of the drug pharmacokinetic and pharmacodynamic profiles. The Phase 1 trial was conducted in Australia. It was sponsored by the Company and was approved by the Human Research Ethics Committee. The trial administered either the study drug or placebo to 40 participants in the single ascending dose phase, which included 5 cohorts with 8 participants in each cohort (6 received study drug and two received placebo). Subjects in the single ascending dose phase received one oral dose of the study drug or placebo, depending on their assigned group. The single ascending dose portion of the study assessed TRX01 at 15, 50, 150, 300 and 600 mg doses. Subjects in the multiple ascending dose phase received a daily single oral dose of 150 mg or 600 mg (6 active and 2 placebo in each cohort) for 10 consecutive days. The study was completed in September 2024. There were few recorded AEs reported up to the highest dose, and none were determined to be related to study drug. Topline data from the study showed no treatment related adverse events reported up to the highest dose. Topline data also showed that once-daily administration of TRX01 for 10 consecutive days maintained plasma drug levels within the predicted therapeutic window for 12 days. On June 30, 2025, we announced our proposed Phase 2 non-inferiority study, which will evaluate the effects of ratutrelvir in newly diagnosed COVID-19 patients, and on August 18, 2025, we announced receipt of approval from the HREC to proceed with the Phase 2 study. The study is intended to enroll patients on a 10-day treatment regimen for ratutrelvir compared to the approved 5-day regimen for PAXLOVID®. In addition to efficacy and safety endpoints, the proposed study will also evaluate the rates of disease rebound as well as the incidence of Long COVID-19. On October 14, 2025, we announced the dosing of the first subject in our Phase 2 study to evaluate ratutrelvir. We intend to initiate a separate single arm to evaluate the safety and efficacy of ratutrelvir in newly diagnosed COVID-19 patients who are ineligible for treatment with PAXLOVID®. On December 17, 2025, we reported positive interim Phase 2 data showing ratutrelvir had a favorable tolerability profile versus PAXLOVID® and no viral rebound events were observed in ratutrelvir-treated patients, while a rebound occurred in the PAXLOVID®  arm. Interim results also showed activity in PAXLOVID® -eligible patients. On January 13, 2026, we reported interim data in a larger sample of 50 patients, suggesting faster time to sustained symptom resolution for ratutrelvir versus PAXLOVID®, continued no rebounds with ratutrelvir, and consistent safety/benefit signals in PAXLOVID®-eligible patients. On January 26, 2026, we announced the completion of enrollment of our ongoing 90-patient, open-label Phase 2 study of ratutrelvir versus PAXLOVID® in patients with mild-to-moderate COVID-19, together with a single arm in PAXLOVID®-ineligible subjects.

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

Recent Developments

April 2026 Financing

On April 15, 2026, we completed a financing transaction, with funding expected April 16, 2026, for aggregate gross proceeds of up to $60.0 million (the "April 2026 Financing"). The April 2026 Financing consisted of (i) $10.0 million of upfront gross proceeds at closing from the sale of 5,982,919 shares of our common stock (including pre-funded warrants in lieu thereof), (ii) the issuance of milestone-based warrants with an aggregate exercise price of $10.0 million that becomes exercisable upon receipt of approval from the Medicines and Healthcare products Regulatory Agency ("MHRA") to conduct the human challenge trial in the UK, (iii) the issuance of additional milestone-based warrant with an aggregate exercise price of $10.0 million that becomes exercisable upon shareholder approval and the announcement of data from the human challenge trial and (iv) the issuance of common warrants, subject to shareholder approval, with a three-year term to purchase shares of our common stock, providing potential additional gross proceeds of $30.0 million if fully exercised. The milestone-based warrants and the common warrants each have an exercise price equal to the per share purchase price in the April 2026 Financing. The common warrants are subject to a forced exercise provision if the trading price of our common stock equals or exceeds 200%

of the applicable exercise price for 30 consecutive trading days. The milestone-based warrants become exercisable only upon achievement of the applicable milestone conditions, and there can be no assurance that we will receive any additional proceeds from the exercise of the milestone-based warrants or the common warrants, or as to the timing thereof.

At close, we paid transaction costs including a cash success fee equal to 6% of the upfront gross proceeds, and we intend to use the net proceeds for working capital and general corporate purposes, including funding our clinical and regulatory activities.

Asset Acquisition

On September 9, 2025, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Viriom, Inc. (“Viriom”), a related party, pursuant to which we purchased a patent from Viriom in exchange for $2,350,000 in cash. The patent includes certain intellectual property and other assets related to a pyrrolidine antiviral compound. We also incurred legal costs in consummating the Purchase Agreement of $235,000 to the acquired patent. See Note 3, Asset Acquisition, to our consolidated financial statements included in Part I of this Quarterly Report for more information regarding the Purchase Agreement.

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

The shares of common stock sold to Citizens under the ATM Agreement will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 and an accompanying prospectus (Registration Statement No. 333-273081), filed with the SEC on June 30, 2023, and declared effective by the Commission on July 11, 2023, including the base prospectus contained therein, as supplemented by those prospectus supplements dated March 10, 2025 and April 7, 2025 (the “Prospectus Supplements”) and filed with the SEC pursuant to Rule 424(b) under the Securities Act, or subsequently filed prospectus supplements as applicable. In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $7.4 million (which is in addition to the gross proceeds of approximately $0.1 million from sales completed prior to April 7, 2025), from time to time, to or through Citizens, which was the Company’s current “baby shelf” limitation under General Instruction I.B.6. of Form S-3 as of the date of filing the Prospectus Supplement. In the year ended December 31, 2025, the Company sold and issued an aggregate of 2,517,270 shares of its common stock under the ATM Agreement for net proceeds of $5.2 million.

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

Warrants

On February 17, 2025, the Company held a special meeting of its stockholders, at which, the Company’s stockholders approved (i) in accordance with Nasdaq Listing Rule 5653(d), the issuance of more than 19.99% of the outstanding shares of the Company’s common stock upon exercise of the pre-funded warrants and Series A Warrants sold and issued to investors in a private placement on December 31, 2024 (the “December 2024 Offering”), and (ii) in accordance with Nasdaq Listing Rule 5653(c), the issuance of shares of the Company’s common stock upon exercise of the pre-funded warrants and Series A Warrants sold and issued to certain insiders in the December 2024 Offering. As a result of such approvals, the pre-funded warrants became immediately exercisable and limitations on the exercisability of the Series A Warrants under applicable Nasdaq rules were lifted. Subsequent to such shareholder meeting, and through December 31, 2025, certain purchasers have exercised their pre-funded warrants for an aggregate of 2,628,962 shares of the Company’s common stock.

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

Financial Overview

Revenue

During the years ended December 31, 2025 and 2024, our revenues were derived exclusively from activities conducted in accordance with our collaboration arrangement with SymBio Pharmaceuticals Limited (“Symbio”).  Effective April 17, 2025, the Company and Symbio mutually terminated the license agreement originally entered into by and between the parties in 2011. No payments, compensation, reimbursements or settlements shall be due or owed by either party in connection with the termination of the license agreement.

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

Our research and development expenses are related to tivoxavir marboxil, ratutrelvir, narazaciclib, rigosertib, and potentially in-licensed products. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis because we are organized and record expense by functional department and our employees may allocate time to more than one development project. Accordingly, we do not allocate expenses to individual projects or product candidates, although we do allocate some portion of our research and development expenses by functional area.

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

Change in fair value of warrant liability

Change in fair value of warrant liability represents the remeasurement of the warrant liability upon amendment of the pre-funded and Series A Warrants issued in the December 2024 Offering, the exercise of pre-funded warrants, and the remaining Series A Warrants.

Series A Warrant and pre-funded warrant expense

      Series A Warrant and pre-funded warrant expense represents the excess of the warrant liability compared to the net proceeds received as part of the December 2024 Offering.

Other Income, Net

Other income, net consists principally of interest income earned on cash and cash equivalent balances and foreign exchange gains and losses.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

	Year ended December 31,
	2025	2024	Change
Revenue	$2,790,000	$226,000	$2,564,000
Operating expenses:
Acquired in-process research and development	—	117,464,000	(117,464,000)
Research and development	12,143,000	12,847,000	(704,000)
General and administrative	8,522,000	12,289,000	(3,767,000)
Total operating expenses	20,665,000	142,600,000	121,935,000
Loss from operations	(17,875,000)	(142,374,000)	124,499,000
Change in fair value of warrant liability	26,567,000	—	26,567,000
Series A warrant and prefunded warrant expense	—	(24,438,000)	24,438,000
Other income, net	478,000	289,000	189,000
Net income (loss)	$9,170,000	$(166,523,000)	$175,693,000

Revenues

Revenues were $2.8 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively, related to the Company’s license agreement with Symbio. The increase of $2.6 million is due to the immediate revenue recognition of the remaining deferred revenue of $2.7 million as a result of terminating the license agreement with Symbio on April 17, 2025. No further revenue will be recognized going forward in connection with this agreement.

Acquired in-process research and development

In connection with the acquisition of Trawsfynydd in the Merger, during year ended December 31, 2024, the Company recognized a non-cash in-process research and development expense of $117.5 million related to the acquired virology programs that had no alternative future use at the time of acquisition, which required immediate expense recognition.

Research and development expenses

The details of our research and development expenses are:

	Year ended December 31,
	2025	2024
Virology	$9,513,000	$4,589,000
Oncology	654,000	5,290,000
Personnel related	1,852,000	2,787,000
Stock based compensation	124,000	181,000
	$12,143,000	$12,847,000

Research and development expenses decreased by $0.7 million, or (6%), to $12.1 million for the year ended December 31, 2025, from $12.8 million for the year ended December 31, 2024. The decrease was primarily driven by a $4.6 million decrease in oncology expenses as we continue to pursue strategic partnerships for our oncology assets, a $0.9 million decrease in personnel expenses, and a $0.1 million decrease in stock based compensation, partially offset by a $4.9 million increase in virology expenses due to our focus on initiating Phase 2 studies for both tivoxavir marboxil and TRX01.

General and administrative expenses

The details of our general and administrative expenses are:

	Year Ended December 31,
	2025	2024
Professional & consulting fees	$3,474,000	$5,954,000
Stock based compensation	604,000	1,209,000
Personnel related	2,457,000	3,035,000
Public company costs	1,150,000	1,231,000
Insurance & other	837,000	860,000
	$8,522,000	$12,289,000

General and administrative expenses decreased by $3.8 million, or (31)%, to $8.5 million for the year ended December 31, 2025, from $12.3 million for the year ended December 31, 2024, primarily due to a decrease in professional and consulting fees as a result of a decrease in legal expenses related to oncology patent fees.

Change in fair value of warrant liability

Change in fair value of warrant liability of $26.6 million during the year ended December 31, 2025 represents the remeasurement of the warrant liability upon amendment of the pre-funded and Series A Warrants issued in the December 2024 Offering, the exercise of pre-funded warrants, and the remaining Series A Warrants as of December 31, 2025.

Series A warrant and prefunded warrant expense

Series A Warrant and pre-funded warrant expense of $24.4 million during the year ended December 31, 2024 represents the excess fair value of the warrant liabilities of $42.5 million over the $18.1 million in net proceeds in connection with the December 2024 Purchase Agreement.

Other income, net

Other income, net, increased by $0.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The change was caused by interest earned on our excess cash balances during the year.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $3.8 million, an accumulated deficit of $640.0 million, and a working capital deficit of $3.2 million. Since inception, we have experienced negative cash flows from our operations and expect to continue to incur significant expenses in connection with our ongoing activities.

On April 15, 2026, we completed the April 2026 Financing, with funding expected April 16, 2026. The April 2026 Financing consisted of (i) $10.0 million of upfront gross proceeds at closing from the sale of shares of our common stock (or pre-funded warrants in lieu thereof), (ii) a milestone-based warrant with an aggregate exercise price of $10.0 million that becomes exercisable upon receipt of approval from the Medicines and Healthcare products Regulatory Agency ("MHRA") to conduct the human challenge trial in the UK, (iii) a second milestone-based warrant with an aggregate exercise price of $10.0 million that becomes exercisable upon shareholder approval and the announcement of data from the human challenge trial and (iv) common warrants, subject to shareholder approval, with a three-year term to purchase shares of our common stock, providing potential additional gross proceeds of $30.0 million if fully exercised.

The milestone-based warrants become exercisable only upon achievement of the applicable milestone conditions, and there can be no assurance that we will receive any additional proceeds from the exercise of the milestone-based warrants or the common warrants, or as to the timing thereof. If we do not receive additional proceeds from the exercise of the warrants or obtain capital from other sources, we will need to raise additional capital to fund our operations and to satisfy our obligations as they become due.

Based on our current projections, as of the date of this Annual Report, we believe that our existing cash and cash equivalents, together with the net proceeds received at closing from the April 2026 Financing, will not be sufficient to fund our operating requirements for at least the 12 months following the date that the consolidated financial statements included herein are issued. Accordingly, substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that such financial statements are issued.

We will require substantial additional financing to fund our ongoing clinical trials and operations, and to continue to execute our strategy. There can be no assurance that we will be successful in obtaining such funding in sufficient amounts, on terms acceptable to us, or at all. The failure to obtain sufficient capital on acceptable terms when needed would have a material adverse effect on our business, results of operations, and financial condition.

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

Cash Flows

The following table summarizes our cash flows for the year ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(18,185,000)	$(29,792,000)
Investing activities	(2,585,000)	(3,648,000)
Financing activities	3,204,000	33,976,000
Effect of foreign currency translation	48,000	(19,000)
Net increase (decrease) in cash and cash equivalents	$(17,518,000)	$517,000

Net cash used in operating activities

Net cash used in operating activities was $18.2 million for the year ended December 31, 2025 and consisted primarily of non-cash charges of $25.8 million primarily attributable to the change in fair value of warrant liability of $26.6 million and a $1.6 million change in operating assets and liabilities, partially offset by net income of $9.2 million. Significant changes in operating assets and liabilities included a decrease in deferred revenue of $2.8 million due to the recognition of  revenue upon terminating our license agreement with Symbio and an increase in receivables of $2.0 million due to the timing of payment of our Australian tax incentive refund.

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

Net cash used in investing activities

Net cash used in investing activities was $2.6 million for the year ended December 31, 2025 and was attributable to the purchase of intangible assets.

Net cash used in investing activities was $3.6 million for the year ended December 31, 2024 and primarily related to the transaction costs of $3.6 million in connection with the Merger.

Net cash provided by financing activities

Net cash provided by financing activities was $3.2 million for the year ended December 31, 2025 and was attributable to the proceeds received from the sale of shares of our common stock under the ATM and proceeds from exercised warrants, partially offset by the payment of offering costs.

Net cash provided by financing activities was $34.0 million for the year ended December 31, 2024 and primarily attributable to the net proceeds received from the sale of our preferred and common stock in connection with the securities offerings in April and December 2024.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2026 to be higher than 2025 due to clinical trials and increased headcount in our clinical and regulatory groups. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that, currently, our non-cancelable obligations under these agreements are not material. Based on current projections, we believe that we do not have sufficient cash and cash equivalents to support our operations for more than one year following the date that these financial statements from our Annual Report on Form 10-K are issued. These conditions raise substantial doubt about our ability to continue as a going concern through the one-year period after the date that the financial statements are issued.

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

Pro Forma Impact of the April 2026 Financing

The following financial information has been developed by application of pro forma adjustments to the historical financial statements of the Company appearing elsewhere in this Annual Report. The unaudited pro forma information gives effect to the 2026 Private placement.

The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the results of operations or financial position of the Company would have been had the transactions described above actually occurred on the dates indicated, nor do they purport to project the financial condition of the Company for any future period or as of any future date. The unaudited pro forma financial information should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Annual Report.

Unaudited Pro Forma Balance Sheet

	As of December 31, 2025
	As Reported	Adjustments	Pro Forma As Adjusted
		April 2026 Financing
Assets
Current assets:
Cash and cash equivalents	$3,820,000	$9,400,000	$13,220,000
Tax incentive and other receivables	3,794,000	—	3,794,000
Prepaid expenses and other assets	365,000	—	365,000
Total current assets	7,979,000	9,400,000	17,379,000
Property and equipment, net	7,000	—	7,000
Intangible assets, net	2,527,000	—	2,527,000
Other assets	104,000	—	104,000
Total assets	$10,617,000	$9,400,000	$20,017,000
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$5,653,000	$—	$5,653,000
Accrued expenses and other liabilities	5,493,000	—	5,493,000
Total current liabilities	11,146,000	—	11,146,000
Warrant liabilities	100,000	—	100,000
Total liabilities	11,246,000	—	11,246,000

Stockholders’ (deficit) equity:
Series C Preferred stock, $0.01 par value, 5,000,000 shares authorized, 7,440 shares issued and 6,737 shares outstanding at December 31, 2025 and 7,440 shares issued and 7,398 outstanding at December 31, 2024	—	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 9,067,774 and 3,650,731 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	90,000	—	90,000
Additional paid in capital	639,259,000	9,400,000	648,659,000
Accumulated deficit	(639,984,000)	—	(639,984,000)
Accumulated other comprehensive income	6,000	—	6,000
Total stockholders’ (deficit) equity	(629,000)	9,400,000	8,771,000
Total liabilities and stockholders’ (deficit) equity	$10,617,000	$9,400,000	$20,017,000

The unaudited pro forma balance sheet as of December 31, 2025 gives effect to an assumed $10.0 million gross equity financing completed after December 31, 2025. Offering costs are assumed to be $0.6 million (6% of gross proceeds) and are reflected as a reduction of additional paid-in capital in accordance with U.S. GAAP. No proceeds from warrant exercises are reflected.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Management assessed our internal control over financial reporting as of December 31, 2025, the end of our fiscal year. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the resulting amendment of Section 404 of the Sarbanes-Oxley Act of 2002, as a smaller reporting company, the Company is not required to provide an attestation report by our independent registered public accounting firm regarding internal control over financial reporting for the fiscal year ended December 31, 2025 or thereafter, until such time as we are no longer eligible for the exemption for smaller issuers set forth within the Sarbanes-Oxley Act.

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

Changes in Internal Control Over Financial Reporting

We remediated the material weakness related to our internal control over financial reporting, as described below. Except as otherwise described herein, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness in Internal Control over Financial Reporting

We strengthened our internal control over financial reporting by implementing a formal risk assessment process to identify and analyze risks of misstatement due to fraud and/or error, and by establishing appropriate segregation of duties over the preparation, review and posting of manual journal entries. Management believes that significant progress has been made in enhancing internal controls as of December 31, 2025 and has concluded that the enhanced controls are operating effectively. The material weakness described in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2024 has been fully remediated.

ITEM 9B.   OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2025, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item will be set forth in the Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics” and “Corporate Governance” and is incorporated herein by reference.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements: See Index to Consolidated Financial Statements on page F-1.
(3)	Exhibits: See Exhibits Index on page 75

ITEM 16.   FORM 10-K SUMMARY

Information with respect to this item is not required and has been omitted at the Company’s option.

Exhibit Number	Exhibit Description
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

4.7

Form of Amendment to Pre-Funded Warrant, by and between Traws Pharma, Inc. and certain holders, dated March 27, 2025.(Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).

4.8

Description of the Company’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (Incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).

10.1+

Onconova Therapeutics, Inc. 2007 Equity Compensation Plan, and forms of agreement thereunder (Incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).

10.2+

Consulting Agreement, effective as of January 1, 2012, by and between Onconova Therapeutics, Inc. and E. Premkumar Reddy, Ph.D., including Consultant Agreement Renewal, dated February 27, 2013 (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed on June 14, 2013).

10.3+

Form of Indemnification Agreement entered into by and between Onconova Therapeutics, Inc. and each director and executive officer (Incorporated by reference to Exhibit 10.24 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).

10.4+

Onconova Therapeutics, Inc. 2013 Equity Compensation Plan, and forms of agreement thereunder (Incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).

10.5+

Onconova Therapeutics, Inc. 2013 Performance Bonus Plan (Incorporated by reference to Exhibit 10.26 to Pre-Effective Amendment No. 1 the Company’s Registration Statement on Form S-1 filed on July 11, 2013).

10.6*

License, Development and Commercialization Agreement, dated as of March 2, 2018, by and between Onconova Therapeutics, Inc. and Pint International SA (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2018).

10.7+

Onconova Therapeutics, Inc. 2018 Omnibus Incentive Compensation Plan, as approved by the stockholders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2018).

10.8+

Form of Nonqualified Stock Option Award Agreement under the Onconova Therapeutics, Inc. 2018 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2018).

10.9

License and Collaboration Agreement, effective as of May 10, 2019, by and between Onconova Therapeutics, Inc. and HanX Biopharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2019).

Exhibit Number	Exhibit Description
10.10

Securities Purchase Agreement, effective as of May 10, 2019, by and between Onconova Therapeutics, Inc. and HanX Biopharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2019).

10.11**

Distribution, License and Supply Agreement, effective as of November 20, 2019, by and between Onconova Therapeutics, Inc. and Knight Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2019).

10.12**

Distribution, License and Supply Agreement, by and between Onconova Therapeutics, Inc. and Specialised Therapeutics Asia Pte. Ltd., effective as of December 18, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2019).

10.13+	Form of Stock Appreciation Right Award Agreement (for Employees) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2020).
10.14+	Form of Stock Appreciation Right Award Agreement (for Non-Employee Directors) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2020).
10.15+	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2020).
10.16+	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
10.17+	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
10.18

Master Research and Development Agreement dated January 5, 2022, by and between Viriom, Inc and Trawsfynydd Therapeutics, Inc. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).

10.19

Master Research and Development Agreement dated September 23, 2022, by and between ChemDiv, Inc. and Trawsfynydd Therapeutics, Inc. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).

10.20

Master Research and Development Agreement dated September 1, 2022, by and between Expert Systems, Inc. and Trawsfynydd Therapeutics, Inc. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).

10.21+	Onconova Therapeutics, Inc. 2021 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2022).
10.22

License Agreement, dated January 20, 2023, by and between Trawsfynydd Therapeutics, Inc. and Viriom, Inc. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).

10.23+

Employment Agreement, dated as of October 2, 2023, by and between Onconova Therapeutics, Inc. and Victor Mandia Moyo, MBChB (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023).

10.24**

Securities Purchase Agreement, dated April 1, 2024, by and among the Onconova Therapeutics, Inc., OrbiMed and TorreyPines (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2024).

10.25+

Employment Agreement, dated April 1, 2024, by and between Onconova Therpeutics, Inc. and Werner Cautreels (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 3, 2024).

10.26+	Form of Offer Letter for Ian Dukes and Nikolay Savchuck, dated April 1, 2024 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 3, 2024).
10.27	Form of Securities Purchase Agreement, dated December 31, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 31, 2024).
10.28+

Separation Agreement and Release of all Claims, by and between Traws Pharma, Inc. and Mark Guerin, dated February 5, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2025).

10.29+

Offer Letter, by and between Traws Pharma, Inc. and Nora Brennan, dated February 5, 2025 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2025).

Exhibit Number	Exhibit Description
10.30

At the Market Offering Agreement, by and between Traws Pharma, Inc. and Citizens JMP Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2025).

10.31+

Separation Agreement and Release of all Claims, by and between Traws Pharma, Inc. and Werner Cautreels, dated March 31, 2025 (Incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).

10.32+

Consulting Services Agreement, by and between Traws Pharma, Inc. and Werner Cautreels, dated March 31, 2025. (Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).

10.33+

Employment Agreement, effective April 1, 2025, by and between Traws Pharma, Inc. and Iain Dukes (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2025).

10.34**

Asset Purchase Agreement, dated September 9, 2025, by and between Traws Pharma, Inc. and Viriom, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2025).

10.35+#	Form of Incentive Stock Option Agreement.
19.1#	Insider Trading Policy.
21.1	Subsidiaries of Traws Pharma, Inc. (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).
23.1#	Consent of KPMG LLP
31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1##	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2##	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Date: April 15, 2026
Traws Pharma, Inc.

	By:	/s/ Iain Dukes, D. Phil
Iain Dukes, D. Phil Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Iain Dukes, D. Phil	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2026
Iain Dukes, D. Phil

/s/ Charles Parker	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2026
Charles Parker

/s/ Jack E. Stover	Executive Chairman, Board of Directors	April 15, 2026
Jack E. Stover

/s/ Nikolay Savchuk, PH.D.	Director	April 15, 2026
Nikolay Savchuk, Ph.D.

/s/ Trafford Clarke, PH.D.	Director	April 15, 2026
Trafford Clarke, Ph.D.

/s/ Mary Teresa Shoemaker	Director	April 15, 2026
Mary Teresa Shoemaker

/s/ John Leaman, MD	Director	April 15, 2026
John Leaman, MD

/s/ Werner Cautreels, Ph.D.	Director	April 15, 2026
Werner Cautreels, Ph.D.

TRAWS PHARMA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Traws Pharma, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Traws Pharma, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Evaluation of accrued research and development expenses

As discussed in Note 4 to the consolidated financial statements, the Company has $4.3 million of accrued research and development expenses as of December 31, 2025. As discussed in Note 2, research and development costs are charged to expense as incurred and consist primarily of expenses incurred under agreements with contract research organizations (CRO) and investigative sites that conduct clinical trials and preclinical studies. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued expense.

We identified the evaluation of accrued research and development expenses for a certain CRO as a critical audit matter. Specifically, evaluating the sufficiency of audit evidence obtained over associated costs incurred for the services provided by the selected CRO required especially subjective auditor judgment due to the nature of evidence available regarding progress towards completion of underlying phases within the statements of work.

The following are the primary procedures we performed to address this critical audit matter. For the selected CRO, we inspected the statements of work and a selection of invoices, and compared them to the Company’s schedule of costs incurred as of year-end. We also confirmed the status of underlying phases within the statements of work directly with the selected CRO. We assessed the sufficiency of audit evidence obtained related to accrued research and development expenses with the CRO by evaluating the cumulative results of the audit procedures.

/s/ KPMG LLP

We have served as the Company’s auditor since 2025.

Philadelphia, Pennsylvania
April 15, 2026

TRAWS PHARMA, INC.

Consolidated Balance Sheets

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$3,820,000	$21,338,000
Tax incentive and other receivables	3,794,000	1,765,000
Prepaid expenses and other assets	365,000	1,848,000
Total current assets	7,979,000	24,951,000
Property and equipment, net	7,000	10,000
Intangible assets, net	2,527,000	—
Other assets	104,000	1,000
Total assets	$10,617,000	$24,962,000
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,653,000	$8,186,000
Accrued expenses and other liabilities	5,493,000	3,121,000
Deferred revenue	—	226,000
Total current liabilities	11,146,000	11,533,000
Deferred revenue, non-current	—	2,565,000
Warrant liabilities	100,000	42,494,000
Total liabilities	11,246,000	56,592,000

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Series C Preferred stock, $0.01 par value, 5,000,000 shares authorized, 7,440 shares issued and 6,737 shares outstanding at December 31, 2025 and 7,440 shares issued and 7,398 outstanding at December 31, 2024	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 9,067,774 and 3,650,731 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	90,000	36,000
Additional paid in capital	639,259,000	617,530,000
Accumulated deficit	(639,984,000)	(649,154,000)
Accumulated other comprehensive income (loss)	6,000	(42,000)
Total stockholders’ deficit	(629,000)	(31,630,000)
Total liabilities and stockholders’ deficit	$10,617,000	$24,962,000

See accompanying notes to consolidated financial statements.

TRAWS PHARMA, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2025	2024
Revenue	$2,790,000	$226,000
Operating expenses:
Acquired in-process research and development	—	117,464,000
Research and development	12,143,000	12,847,000
General and administrative	8,522,000	12,289,000
Total operating expenses	20,665,000	142,600,000
Loss from operations	(17,875,000)	(142,374,000)
Change in fair value of warrant liability	26,567,000	—
Series A warrant and pre-funded warrant expense	—	(24,438,000)
Other income, net	478,000	289,000
Net income (loss)	$9,170,000	$(166,523,000)
Net income (loss) attributable to common stockholders, basic and diluted	$6,865,000	$(54,674,000)
Weighted-average shares of common stock outstanding, basic	8,228,169	1,552,685
Net income (loss) per share of common stock, basic	$0.83	$(35.21)
Weighted-average shares of common stock outstanding, diluted	8,376,380	1,552,685
Net income (loss) per share of common stock, diluted	$0.82	$(35.21)
Net income (loss) attributable to Series C Preferred stockholders, basic and diluted	$2,305,000	$(111,849,000)
Weighted-average shares of Series C Preferred outstanding, basic and diluted	6,906	7,941
Net income (loss) per share of Series C Preferred, basic and diluted	$333.77	$(14,085.00)

See accompanying notes to consolidated financial statements.

TRAWS PHARMA, INC.

Consolidated Statements of Comprehensive Income (Loss)

	Years ended December 31,
	2025	2024
Net income (loss)	$9,170,000	$(166,523,000)
Other comprehensive income (loss)
Foreign currency translation adjustments	48,000	(19,000)
Other comprehensive income (loss)	48,000	(19,000)
Comprehensive income (loss)	$9,218,000	$(166,542,000)

See accompanying notes to consolidated financial statements.

TRAWS PHARMA, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Stockholders’ Equity (Deficit)
									Accumulated
	Redeemable Convertible						Additional		other
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	income (loss)	Total
Balance at December 31, 2023	—	$—	—	$—	840,251	$9,000	$493,317,000	$(482,631,000)	$(23,000)	$10,672,000
Issuance of stock in connection with the asset acquisition of Trawsfynydd	10,359	93,232,000	—	—	141,982	1,000	3,549,000	—	—	3,550,000
Transaction costs paid through the issuance of stock	535	4,815,000	—	—	6,747	—	169,000	—	—	169,000
Issuance of stock in connection with the private placement, net of expenses	1,578	13,572,000	—	—	19,879	—	427,000	—	—	427,000
Exchange of Trawsfynydd stock options for options of the Company	—	—	—	—	—	—	7,085,000	—	—	7,085,000
Conversion of redeemable convertible preferred stock upon stockholder approval	(12,472)	(111,619,000)	7,440	—	2,029,953	20,000	111,599,000	—	—	111,619,000
Issuance of common stock in connection with the Securities Purchase Agreement	—	—	(42)	—	608,197	6,000	(6,000)	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,390,000	—	—	1,390,000
Shares issued for vested restricted stock units	—	—	—	—	3,722	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(19,000)	(19,000)
Net loss	—	—	—	—	—	—	—	(166,523,000)	—	(166,523,000)
Balance at December 31, 2024	—	$—	7,398	$—	3,650,731	$36,000	$617,530,000	$(649,154,000)	$(42,000)	$(31,630,000)
Stock-based compensation	—	—	—	—	—	—	728,000	—	—	728,000
Shares issued for vested restricted stock units	—	—	—	—	6,509	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	2,517,270	25,000	5,177,000	—	—	5,202,000
Reclassification of warrant liability upon exercise of prefunded warrants and amended warrant agreements	—	—	—	—	—	—	15,827,000	—	—	15,827,000
Exercise of prefunded warrants	—	—	—	—	2,628,962	26,000	—	—	—	26,000
Conversion of Series C Preferred shares into common stock	—	—	(661)	—	264,302	3,000	(3,000)	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	48,000	48,000
Net income	—	—	—	—	—	—	—	9,170,000	—	9,170,000
Balance at December 31, 2025	—	$—	6,737	$—	9,067,774	$90,000	$639,259,000	$(639,984,000)	$6,000	$(629,000)

See accompanying notes to consolidated financial statements.

TRAWS PHARMA, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024
Operating activities:
Net income (loss)	$9,170,000	$(166,523,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	117,464,000
Change in fair value of warrant liability	(26,567,000)	—
Series A warrant and pre-funded warrant expense	—	24,438,000
Depreciation and amortization	61,000	12,000
Stock-based compensation	728,000	1,390,000
Changes in assets and liabilities:
Receivables	(2,029,000)	(1,747,000)
Prepaid expenses and other current assets	1,483,000	(27,000)
Accounts payable	(612,000)	646,000
Accrued expenses and other current liabilities	2,372,000	(5,219,000)
Deferred revenue	(2,791,000)	(226,000)
Net cash used in operating activities	(18,185,000)	(29,792,000)

Investing activities:
Purchase of intangible assets	(2,585,000)	—
Cash paid for acquisition, net of cash acquired	—	(3,648,000)
Net cash used in investing activities	(2,585,000)	(3,648,000)

Financing activities:
Proceeds from sale of common and preferred stock in connection with the private placement, net of expenses	—	13,999,000
Proceeds from sale of common stock in connection with the Securities Purchase Agreement, net of expenses	—	19,977,000
Proceeds from sale of common stock pursuant to the ATM	5,582,000	—
Payment of offering costs	(2,404,000)	—
Proceeds from exercised prefunded warrants	26,000	—
Net cash provided by financing activities	3,204,000	33,976,000
Effect of foreign currency translation on cash	48,000	(19,000)
Net (decrease) increase in cash and cash equivalents	(17,518,000)	517,000
Cash and cash equivalents at beginning of period	21,338,000	20,821,000
Cash and cash equivalents at end of period	$3,820,000	$21,338,000
Supplemental disclosure of cash flow information:
Reclassification of warrant liability upon exercise of prefunded warrants and amended warrant agreements	$15,827,000	$—
Preferred stock issued in connection with the reclassification and conversion of redeemable convertible preferred stock	$—	$111,619,000
Common stock issued in connection with acquisition of Trawsfynydd	$—	$3,719,000
Preferred stock issued in connection with acquisition of Trawsfynydd	$—	$98,047,000
Offering costs included in other assets	$104,000	$—
Offering costs included in accounts payable	$—	$1,921,000

See accompanying notes to consolidated financial statements.

TRAWS PHARMA, INC.

Notes to Consolidated Financial Statements

1. Nature of Business

The Company

Traws Pharma, Inc. (“Traws Pharma” or the “Company”), formerly known as Onconova Therapeutics, Inc., was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company's headquarters are located in Newtown, Pennsylvania. On April 1, 2024, the Company acquired Trawsfynydd Therapeutics, Inc., a Delaware corporation (“Trawsfynydd”), through a merger (the “Merger”) and the name change to Traws Pharma was effected. The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in two programs that were grouped as a single identifiable in-process research and development (“IPR&D”) asset. Traws Pharma is a clinical stage biopharmaceutical company dedicated to developing novel therapies to target critical threats to human health in respiratory viral diseases. Following the Merger, the Company has four clinical programs: (i) tivoxavir marboxil, an investigational oral, small molecule CAP-dependent endonuclease inhibitor designed to be administered as a single-dose for the treatment of bird flu and seasonal influenza; (ii) ratutrelvir, an inhibitor of the main protease (also known as 3CL protease) of the SAR-CoV-2 virus, the causative agent in COVID-19; (iii) narazaciclib (ON 123300), a multi-targeted kinase inhibitor in solid tumors and hematological malignancies as a single agent or in combination with other anti-cancer therapies; and (iv) rigosertib, administered alone or in combination for investigation in various cancers. The Company’s primary focus is the development of tivoxavir marboxil and ratutrelvir, and its strategic objective for narazaciclib and rigosertib is to establish additional partnerships for further development of the compounds.

Liquidity

The Company has incurred recurring operating losses since inception. As of December 31, 2025, the Company had generated an accumulated deficit of $639,984,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, strategic alliances and its administrative organization. At December 31, 2025, the Company had cash and cash equivalents of $3,820,000. Based on current projections, the Company believes that it does not have sufficient cash and cash equivalents to support its operations for more than one year following the date that these financial statements are issued. As a result of these conditions, substantial doubt exists about the Company’s ability to continue as a going concern.

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

At December 31, 2025 the Company had $2,927,000 of its cash and cash equivalents in money market funds that invest in a portfolio of liquid, high-quality debt securities issued by the U.S. government.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturity from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposit, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. During the years ended December 31, 2025 and 2024, the Company received $455,000 and $510,000, respectively, of interest income primarily from a money market mutual fund that invests primarily in U.S. government obligations. The interest income is included in Other income, net in the Statement of Operations.

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

Tax Incentive Receivable

The Company is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian Research and Development Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company’s Australian subsidiaries began operations in the second quarter of 2024, and the Company has recognized reductions to R&D expenses of $2,031,000 and $1,543,000 for the year ended December 31, 2025 and 2024, respectively. In February 2026, the Company received $2,558,000 in Australian Tax Incentive refunds.

Impairment of Definite Lived Intangible Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flows, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in an estimate resulting from judgements as to future events could occur which would affect the recorded amounts of the asset. No impairment losses were recorded for the years ended December 31, 2025 or 2024.

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

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, tax incentive and other receivables, accounts payable, and accrued liabilities approximate their respective fair values because of the short-term nature of these accounts.

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents - money market funds	$2,927,000	$-	$-
Liabilities:
Warrant liabilities - Series A Warrants	$-	$-	$100,000

December 31, 2024
Assets:
Cash and cash equivalents - money market funds	$20,508,000	$-	$-
Liabilities:
Warrant liabilities - Series A Warrants	$-	$-	$13,125,000
Warrant liabilities - Pre-funded Warrants	-	29,369,000	-

On December 29, 2024, the Company entered into a Securities Purchase Agreement with several investors (the “December 2024 Purchase Agreement”) for the sale of (i) up to 3,630,205 Class A Units (“Class A Units”), each Class A Unit consisting of (a) one share of common stock or one pre-funded warrant to initially purchase one share of common stock, and (b) one Series A Warrant to purchase one share of common stock (“Series A Warrants”) and (ii) 289,044 Class B Units”, and together, with the Class A Units, the “Units”), each Class B Unit consisting of one pre-funded warrant and one Series A Warrant. The fair value of the pre-funded warrants was the intrinsic value of the pre-funded warrants due to their nominal exercise price. The fair value of the Series A Warrants was calculated using the Black-Scholes option pricing model and is revalued to fair value at the end of each reporting period until the earlier of the exercise or expiration of the Series A Warrants. The fair value of the Series A Warrant liability was estimated using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2025	February 18, 2025 (Amendment date)	December 31, 2024 (Issuance date)
Expected term of warrants (years)	2 years	0.9 years	1 year
Risk-free interest rate	3.5%	4.3%	4.2%
Expected volatility	121.8%	137.3%	126.9%
Dividend yield	$ -	$ -	$ -

The warrant liabilities were initially measured at fair value at the day of issuance and on a recurring basis. The changes in fair value of warrant liabilities will be recognized as part of the consolidated statements of operations. A summary of warrant liability activity for the year ended December 31, 2025, is as follows:

Balance, December 31, 2024	$42,494,000
Reclassification of warrant liability upon exercise of pre-funded warrants	(6,694,000)
Reclassification of warrant liability upon amendment of Series A Warrant agreements	(9,133,000)
Change in fair value of Series A Warrants	(26,567,000)
Balance, December 31, 2025	$100,000

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

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceeds their fair value, which is measured based on the projected discounted future net cash flows generated from the assets. No impairment losses have been recorded through December 31, 2025.

Warrant Accounting

The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, ASC Topic 505, Equity, and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Series A Warrants and pre-funded warrants issued in connection with the December 2024 Offering (defined below) did not meet the scope exception under ASC 815 and, therefore were classified as liabilities as of December 31, 2024. Certain outstanding Series A Warrants and all pre-funded warrants issued in connection with the December 2024 Offering subsequently met the scope exception under ASC 815, as a result of amending the terms of such warrants and, therefore, were reclassified to permanent equity. The remaining liability classified Series A Warrants are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The change in fair value of warrant liability during the year ended December 31, 2025 was $26,567,000. There was no change in fair value of warrant liability during the year ended December 31, 2024.

Foreign Currency

The reporting currency of the Company and its U.S. subsidiaries is the U.S. dollar. The functional currency of the Company’s Australian subsidiary is the U.S. dollar. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the U.S. dollar are included in operations in the period in which the transaction occurs and reported within the other income, net in the consolidated statements of operations. The functional currency for the Company’s German subsidiary is the euro. Translation adjustments are included as a component of accumulated other comprehensive income and gains and losses resulting from exchange rate changes on such transactions are reflected within other income, net, in the Company’s statements of comprehensive loss.

Revenue Recognition

The Company derives revenue from its collaboration and licensing agreements.

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

Effective April 17, 2025, the Company and Symbio Pharmaceuticals Limited (“Symbio”) mutually terminated the license agreement originally entered into by and between the parties in 2011. No payments, compensation, reimbursements or settlements shall be due or owed by either party in connection with the termination of the license agreement. As a result, the Company recognized the remaining $2,733,000 of deferred revenue as revenue in April 2025.

	Year ended December 31,
	2025	2024
Symbio
Upfront license fee recognition	$2,790,000	$226,000

Deferred revenue is as follows:

Symbio
Upfront Payment
Deferred balance at December 31, 2024	$2,790,000
Recognition to revenue	(2,790,000)
Deferred balance at December 31, 2025	$—

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

Share-based payment transactions with employees are recognized as compensation expense over the requisite service period based on their estimated fair values. The Company accounts for forfeitures in the period in which they occur. ASC 718 also requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the term and expected lives, to estimate the grant date fair value of equity-based compensation and requires the recognition of the fair value of stock compensation in the statement of operations.

Clinical Trial Expense Accruals

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2025 and 2024, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Net Income (Loss) Per Share

For purposes of net income (loss) per share, the Company’s Series C Preferred shares have the same characteristics as common stock and have no liquidation or other material preferential rights over common stock and accordingly, have been considered as a second class of common stock in the computation of income (loss) per share regardless of their legal form. Income (losses) are allocated between the common shares and the Series C Preferred on a pro rata basis, as they share equally in (losses) income and residual net assets on an as-converted basis.

Basic income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period, including pre-funded warrants. The pre-funded warrants to purchase common stock with an exercise price of $0.01 per share are included in the calculation of basic and diluted net income (loss) per share as the exercise price is non-substantive and is virtually assured.

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

For the years ended December 31, 2025 and 2024, the components of basic and diluted net income (loss) per share were as follows:

	Year Ended December 31,
(in thousands except per share amounts)	2025	2024
Numerator:
Net income (loss)	$9,170,000	$(166,523,000)

Net income (loss) attributable to common stockholders	$6,865,000	$(54,674,000)
Net income (loss) attributable to Series C Preferred stockholders	$2,305,000	$(111,849,000)

Denominator:
Weighted-average shares of common stock outstanding, basic	8,228,169	1,552,685
Restricted stock units	6,794	-
Stock options	141,417	-
Weighted-average shares of common stock outstanding, diluted	8,376,380	1,552,685

Net income (loss) per share of common stock, basic	$0.83	$(35.21)
Net income (loss) per share of common stock, diluted	$0.82	$(35.21)

Weighted-average shares of Series C Preferred outstanding, basic and diluted	6,906	7,941
Net income (loss) per share of Series C Preferred, basic and diluted	$333.77	$(14,085.00)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2025	2024
Warrants	3,919,249	3,919,249
Stock Options	324,525	423,107
Unvested restricted stock units	15,912	22,421
Series C Preferred (assumed conversion to common stock)	2,694,757	—
	4,259,686	4,364,777

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which expands the disclosure required for income taxes. This ASU is effective for fiscal years beginning after December 16, 2024, with early adoption permitted. The Company adopted ASU 2023-09 on a prospective basis effective January 1, 2025. Accordingly, the enhanced income tax disclosures are presented in the income taxes footnote (Note 11) beginning in fiscal year 2025, and prior period disclosures have not been recast.

Recently Issued but not yet Adopted Accounting Pronouncements

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

3. Asset Acquisition

Viriom

On September 9, 2025, the Company and Viriom, a related party (Note 12), entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company purchased a patent from Viriom in exchange for $2,350,000 in cash. The patent includes certain intellectual property and other assets related to a pyrrolidine antiviral compound.

The Company concluded that the acquisition of the Purchased Assets was not a business combination as the purchased assets did not meet the definition of a business under ASC 805, Business Combinations. Therefore, the Company accounted for the Purchase Agreement under the authoritative guidance for asset acquisitions, and allocated the costs of the acquisition of $2,350,000 and legal costs incurred in consummating the Purchase Agreement of $235,000 to the acquired patent. The patent has a useful life of 15 years and will be amortized on a straight-line basis over this period, as the economic benefits are expected to be realized evenly over the patent’s useful life.

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

Each share of Series C Preferred converts into 400 shares of common stock, subject to the Beneficial Ownership Limitation (defined below). The fair value of the shares issued to Trawsfynydd and options assumed was based on the closing stock price of the Company’s common stock on April 1, 2024 of $1.00, less a discount 10.0% related to unregistered share restrictions of the preferred shares.

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

The distributions in respect of the CVRs will be made on a quarterly basis, and will be subject to a number of deductions, subject to certain exceptions or limitations, including but not limited to for certain taxes and certain out-of-pocket expenses incurred by Traws Pharma. At the time of Merger and again at December 31, 2025, the value ascribed to the CVR liability was de minimis given the uncertainty related to the success of the underlying oncology programs.

4. Balance Sheet Detail

Prepaid expenses and other current assets:

	December 31,
	2025	2024
Research and development	$42,000	$1,514,000
Insurance	234,000	156,000
Other	89,000	178,000
	$365,000	$1,848,000

Property and Equipment:

	December 31,
	2025	2024
Computer and office equipment	$84,000	$84,000
Less accumulated depreciation	(77,000)	(74,000)
	$7,000	$10,000

Depreciation and amortization expense was $3,000 and $12,000 for the years ended December 31, 2025 and 2024, respectively.

Accrued expenses and other current liabilities:

	December 31,
	2025	2024
Research and development	$4,271,000	$2,331,000
Employee compensation	936,000	265,000
Professional fees	158,000	525,000
Other	128,000	—
	$5,493,000	$3,121,000

5. Intangible Assets

The following table summarized intangible assets included on the balance sheet:

	December 31,
	2025
	Gross	Accumulated Amortization	Net
Patent	$2,585,000	$(58,000)	$2,527,000

Total amortization expense for the patent was $58,000 for the year ended December 31, 2025. There was no amortization expense for the year ended December 31, 2024. The Company’s patent has a remaining useful life of 14.8 years.

Future amortization of intangible assets are estimated to be as follows:

Years Ending December 31:
2026	$172,000
2027	172,000
2028	172,000
2029	172,000
2030	172,000
Thereafter	1,667,000
$2,527,000

6. Commitments and Contingencies

Litigation

In the normal course of business, the Company from time to time is named as a party to legal claims and actions. The Company records a loss contingency reserve for a legal proceeding when the potential loss is considered probable and can be reasonably estimated. The Company has not recorded any amounts for loss contingencies as of December 31, 2025.

On June 17, 2024, Steven M. Fruchtman informed the Board of his intent to resign from his positions of President and Chief Scientific Officer, Oncology and indicated to the Company that Dr. Fruchtman believes his resignation to be for "good reason" under the terms of his employment agreement and his expectation of compensation commensurate therewith and in connection with a change in control. The Board accepted Dr. Fruchtman’s resignation effective immediately but disagrees with the characterization of the events set forth in the letter. The Company believes that no severance payments are due to Dr. Fruchtman under the terms of his employment agreement as it pertains to termination for good reason events. The claims have been submitted to arbitration for resolution, and arbitration proceedings with the American Arbitration Association are currently scheduled to commence on June 1, 2026. At December 31, 2025, the Company determined a range of possible losses associated with Dr. Fruchtman’s claim to be zero to $1,500,000. While the Company intends to defend itself against these claims, and believes it has strong arguments to prevail in the litigation, there can be no assurance that the Company will prevail on its claims.

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

7. Convertible Preferred Stock and Stockholders’ (Deficit) Equity

In connection with the acquisition of Trawsfynydd and the concurrent private placement of securities in April 2024 (Note 3), the Company issued shares of Series C Preferred to various individuals. Except in limited circumstances, Series C Preferred shares have no voting rights. At December 31, 2025, there were 6,737 shares of Series C Preferred outstanding. Certain material provisions of the Series C Preferred are as follows:

Conversion: Each share of Series C Preferred is convertible into 400 shares of Company common stock, subject to the Beneficial Ownership Limitation.

Dividends: Shares of series C Preferred participate in any dividends with common stockholders on an as-converted basis.

Liquidation: In the event of the liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of Series C Preferred shall rank on parity with common stockholders as to the distribution of assets.

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

On March 10, 2025, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Citizens JMP Securities, LLC (“Citizens”), pursuant to which the Company may offer and sell shares of its common stock, having an aggregate sales price of up to $50,000,000 (subject to certain limitations set forth in the ATM Agreement), from time to time, to or through Citizens, acting as sales agent and/or principal. During the year ended December 31, 2025, the Company sold and issued an aggregate of 2,517,270 shares of its common stock under the ATM Agreement for net proceeds of $5,202,000.

Amendment of Series A Warrants and Pre-funded Warrants

On February 18, 2025, the Company and certain of the purchasers of Units in the equity offering that closed on December 31, 2024 (the “December 2024 Offering”) entered into amendments to the Series A Warrants (the “Series A Warrant Amendment”), pursuant to which the Series A Warrants issued to such purchasers were amended to (i) increase the threshold for a change of control, for purposes of determining whether a Fundamental Transaction (as defined in the Series A Warrants) has occurred, from 50% of the outstanding common stock of the Company to greater than 50% of the outstanding common stock of the Company, (ii) revise the expected volatility rate to be applied for purposes of determining the Black Scholes Value of the Series A Warrants to be utilized for calculating consideration payable to the holders of the Series A Warrants in connection with a Fundamental Transaction that is not within the Company’s control, and (iii) remove Section 3(h) of the Series A Warrants, which, under certain circumstances, provided for adjustments to the exercise price of the Series A Warrants in the event of a reverse stock split, stock consolidation, or a recapitalization or similar event involving the Company’s common stock based on the volume weighted average price of the Company’s common stock over the eleven trading day period commencing five trading days immediately preceding such event and the five trading days immediately following such event. The Series A Warrant Amendment resulted in the reclassification of $4,196,000 in warrant liability into permanent equity during the year ended December 31, 2025.

During the first quarter of 2025, certain purchasers of Units in the December 2024 Offering exercised their pre-funded warrants for an aggregate of 1,382,559 shares of the Company’s common stock. On March 27, 2025,  the Company and those purchasers holding all pre-funded warrants outstanding as of such date entered into amendments to the pre-funded warrants (the “PFW Amendment”), pursuant to which the pre-funded warrants issued to such purchasers were amended to increase the threshold for a change of control, for purposes of determining whether a Fundamental Transaction (as defined in the pre-funded warrants) has occurred, from 50% of the outstanding common stock of the Company to greater than 50% of the outstanding common stock of the Company. The PFW Amendment and exercises of pre-funded warrants resulted in the reclassification of $11,631,000 in warrant liability into permanent equity during the year ended December 31, 2025.

7.

8. Warrants

The Series A Warrants and pre-funded warrants issued in connection with the December 2024 Offering did not meet the scope exception under ASC 815 and, therefore, were classified as liabilities as of December 31, 2024. However, as a result of the Series A Amendment and PFW Amendment, 3,375,457 outstanding Series A Warrants and 1,928,493 outstanding pre-funded warrants met the scope exception under ASC 815 and, therefore, were reclassified to permanent equity during the year ended December 31, 2025.

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the year ended December 31, 2025 is as follows:

				Balance		Balance
		Exercise	Expiration	December 31,	Warrants	December 31,
Description	Classification	Price	Date	2024	Exercised	2025
Non-tradable pre-funded warrants	Equity	$56.25	none	141	—	141
Non-tradable pre-funded warrants	Equity	$56.25	none	199	—	199
Non-tradable pre-funded warrants	Equity	$0.01	none	3,311,052	(2,628,962)	682,090
Series A Warrants	Liability	$13.42	Variable	543,792	—	543,792
Series A Warrants	Equity	$13.42	Variable	3,375,457	—	3,375,457
				7,230,641	(2,628,962)	4,601,679

9. Stock-Based Compensation

In 2021, the Company adopted its 2021 Incentive Compensation Plan, which was subsequently amended and restated in each of 2022 and 2024 (as amended and restated, the “2021 Plan”). Upon adopting the 2021 Plan, no further awards have been or will be made under the Company’s 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”). Under the 2021 Plan, the Company may grant incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors, consultants, and advisors. On November 21, 2025, the Company’s stockholders approved an amendment and restatement of the Company’s Amended and Restated 2021 Incentive Compensation Plan (as so amended and restated, the “Amended Plan”), to increase the number of shares of common stock reserved and authorized for issuance thereunder by 1,500,000 shares and extend the term of the Amended Plan until November 20, 2035. At December 31, 2025, there were 827,840 shares available for future issuance with respect to new awards and outstanding awards.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s consolidated statements of operations and comprehensive loss in either R&D expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense related to stock options and restricted stock units (“RSUs”) as follows for the year ended December 31, 2025, and 2024:

	Year ended December 31,
	2025	2024
Research and development	$124,000	$181,000
General and administrative	604,000	1,209,000
Total stock-based compensation expense	$728,000	$1,390,000

A summary of stock option activity for the twelve months ended December 31, 2025 is as follows:

	Options Outstanding
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Balance, December 31, 2024	423,107	$11.89	8.75	$2,698,000
Granted	924,650	$2.57
Forfeitures and expirations	(24,391)	$113.45
Balance, December 31, 2025	1,323,366	$3.55	9.11	$85,000
Exercisable at December 31, 2025	456,900	$5.58	7.71	$67,000
Vested and expected to vest at December 31, 2025	1,323,366	$3.55	9.11	$85,000

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

As of December 31, 2025, there was $1,592,000 of unrecognized compensation expense related to the unvested stock options which is expected to be recognized over a weighted-average period of approximately 0.92 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

	Year ended December 31,
	2025		2024
Risk-free interest rate	3.82%		3.46%
Expected volatility	122.0%		117.9%
Expected term	5.47	years	6.00	years
Expected dividend yield	—%		—%
Weighted average grant date fair value	$2.21		$7.36

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected term of options: Due to its lack of sufficient historical data, the Company estimates the expected term of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.
●	Expected stock price volatility: Expected volatility is based on the historical volatility of the Company’s common stock.
●	Expected annual dividend yield: The Company has never paid, and does not expect to pay, dividends in the foreseeable future. Accordingly, the Company assumed an expected dividend yield of 0.0%.

The Company grants RSUs to employees under the 2021 Plan, which typically have a vesting term of 33% on each of the first and second anniversaries, and 34% on the third anniversary of the date of grant. In April 2024, the compensation committee of the Board approved RSU grants as inducement awards (“Inducement RSUs”) to certain of the Company’s employees who joined the Company in connection with the Merger. The inducement RSUs vest 25% on each of the first four anniversaries of the date of grant. The Inducement RSUs were granted outside of the Company’s incentive plans in accordance with Nasdaq Listing Rule 5635(c)(4). During the year ended December 31, 2025, the Company granted 140,651 RSUs with a weighted average grant date fair value of $2.70 per RSU.

A summary of RSU activity for the year ended December 31, 2025 is as follows:

	Number of Units	Weighted average grant date fair value
Outstanding and unvested December 31, 2024	22,421	$ 25.12
Granted	140,651	$ 2.70
Vested	(6,509)	$ 25.44
Outstanding and unvested December 31, 2025	156,563	$ 4.97

At December 31, 2025, the unrecognized compensation cost related to unvested service-based RSUs was $628,000, which will be recognized over the remaining service period of 1.58 years.

Grants of PSUs and SARs

During 2020 and 2021, the compensation committee of the Board and the Board approved a cash bonus program of cash-settled stock appreciation right (“SAR”) awards to the Company’s employees and non-employee directors, and cash-settled performance stock unit (“PSU”) awards to the Company’s employees. These awards were granted outside of the Amended 2018 Plan and the 2021 Plan. As the Company’s stock price has decreased since these awards were issued, their impact on the results of operations and balance sheet of the Company was not material during 2025 or 2024.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024
Revenue	$2,790,000	$226,000
Less:
Acquired in-process research and development	—	117,464,000
Research and development expenses:
Preclinical & clinical development	9,456,000	7,441,000
Personnel related	1,852,000	2,787,000
Other research and development (a)	835,000	2,619,000
Total research and development expenses	12,143,000	12,847,000
General and administrative expenses:
Professional & consulting fees	3,474,000	5,954,000
Personnel related	2,457,000	3,035,000
Other general and administrative (b)	2,591,000	3,300,000
Total general and administrative	8,522,000	12,289,000
Change in fair value of warrant liability	(26,567,000)
Series A warrant and pre-funded warrant expense	—	24,438,000
Other income, net (c)	(478,000)	(289,000)
Net income (loss)	$9,170,000	$(166,523,000)

(a)Other research and development expenses include stock based compensation, manufacturing, formulation, development, and consulting fees.
(b)Other general and administrative expenses include stock based compensation, public company costs, and insurance.
(c)	Other income, net included interest income.

11. Income Taxes

The Company accounts for income taxes under FASB ASC 740 (“ASC 740”). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income taxes have been based on the following income (loss) before income tax expense:

	December 31,
	2025	2024
Domestic	$15,660,000	$(161,830,000)
Foreign	(6,490,000)	(4,696,000)
	$9,170,000	$(166,526,000)

As of December 31, 2025, the Company had federal net operating loss (“NOL”) carry forwards of $132,839,000 state NOL carry forwards of $39,718,000, foreign NOL of $1,610,000 and federal research and development tax credit carry forwards of $0, which may be available to reduce future taxable income. The federal NOL, that was generated before the 2025 tax year, and the tax credit carry forwards will begin to expire at various dates starting in 2026. The state NOL carry forwards will begin to expire at various dates starting in 2026. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% within a three-year period results in an annual limitation on the Company’s ability to utilize its NOL carryforwards created during the tax periods prior to the change in ownership. The Company has determined that they have gone through an ownership change during 2024 and completed an ownership change analysis pursuant to Section 382. As a result, the utilization of a portion of the Company’s

NOL carryforwards is subject to an annual limitation under Section 382. The limitation may cause certain NOLs to expire unused before being fully utilized. Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal and state income tax authorities.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. The Company recognized no material adjustment for unrecognized income tax benefits. Through December 31, 2025, the Company had no unrecognized tax benefits or related interest and penalties accrued.

The principal components of the Company’s deferred tax assets are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryovers	$29,865,000	$28,324,000
Non-qualified stock options	2,544,000	2,509,000
Deferred revenue	—	696,000
Fixed assets	—	2,000
Accrued expenses	686,000	459,000
Capitalized research and development costs	6,671,000	4,839,000
Healthcare withholding - SARs	—	11,000
Deferred tax assets	39,766,000	36,840,000

Less valuation allowance	(39,766,000)	(36,840,000)
Net deferred tax assets	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2025. The Company experienced a net change in valuation allowance of $2,926,000 and $(137,452,000) for the years ended December 31, 2025 and 2024, respectively.

A reconciliation of the provision for income to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 as follows:

	Year Ended December 31,
	2025
		Percent
Federal statutory income tax	$1,927,000	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect (a)		—
Foreign Tax Effect
Australia
Statutory tax rate differential	(260,000)	(2.83)
Research and development costs	1,626,000	17.72
Other foreign jurisdictions	(3,000)	(0.03)
Change in Valuation Allowance	2,162,000	23.56
Nontaxable or Nondeductible Items
Warrants	(5,579,000)	(60.81)
Other	23,000	0.26
Other Reconciling Items
Stock options expired or cancelled	104,000	1.13
Effective income tax rate	$—	—%

(a)	The Company did not record state income tax expense or benefit for the period; therefore, no state-related reconciling item is included in the effective tax rate reconciliation.

The Company did not pay income taxes during the year ended December 31, 2025. Income tax payments were not required during the period as a result of generating net operating losses. Accordingly, no disaggregation of income taxes paid by jurisdiction has been provided.

As previously disclosed for the years ended December 31, 2024 prior to the adoption of ASU 2023-09, the following is a reconciliation of the difference between the effective income tax rate and federal statutory rate:

December 31,
2024
Federal income tax expense at statutory rate	21.0%
Permanent items	(17.9)
Foreign permanent items	(0.7)
Foreign rate differential	0.1
State income tax, net of federal benefit	0.5
State expirations	—
Tax credits	—
Change in valuation allowance	83.6
Deferred tax adjustment	(1.0)
State tax rate changes	—
Sec 382 expirations	(84.0)
Other	(1.6)
Effective income tax rate	—%

On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law in the United States. This comprehensive tax legislation contains a broad range of tax reforms, including provisions that allow for the immediate expensing of domestic research and development expenses, restore and make permanent 100% bonus depreciation for qualifying assets, and ease limitations on the deductibility of interest expense. The legislation has multiple effective dates, with certain provisions taking effect in 2025 and others being implemented through various future years. The Company has accounted for the provisions of the OBBBA in its consolidated financial statements. The changes did not impact income taxes due to its cumulative tax loss and tax effect of a full valuation allowance against those balances.

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

Research and development arrangements with related parties

Prior to consummation of the Merger, Trawsfynydd entered into a Master Research and Development Agreement with ChemDiv, Inc. (“ChemDiv”). Pursuant to the Master Research and Development Agreement, ChemDiv provided services related to preclinical drug discovery to Trawsfynydd prior to the Merger and continues to provide services to the Company post-Merger. Dr. Nikolay Savchuk, COO of the Company and a director on the Board, is a stockholder of

ChemDiv and a member of its board of directors. During the years ended December 31, 2025 and 2024, the Company incurred R&D expense of $2,425,000 and $460,000 in the Company’s consolidated statements of operations related to ChemDiv’s services. As of December 31, 2025, the Company owed ChemDiv $63,000 which was included in accounts payable in the Company’s consolidated balance sheets.

Prior to consummation of the Merger, Trawsfynydd entered into a Master Research and Development Agreement with Viriom, Inc. (“Viriom”). Pursuant to the Master Research and Development Agreement, Viriom provided services related to virology to Trawsfynydd prior to the Merger and continues to provide services to the Company post-Merger. Nikolay Savchuk, COO of the Company, serves as President of Viriom and as a member of its board of directors. Dr. Savchuk indirectly holds a significant number of its shares of common stock through a limited liability company of which Dr. Savchuk is the managing member and equity holder. Dr. Robert R. Redfield, M.D., our Chief Medical Officer, serves as a strategic advisor and member of Viriom’s board of directors. Additionally, Dr. C. David Pauza Ph.D., our Chief Science Officer, served as the Chief Science Officer of Viriom until April 1, 2024, after which time he resigned from any position with Viriom; and Iain Dukes, Executive Chairman of the Company, served as CEO of Viriom and as a member of its board of directors. On September 9, 2025, the Company and Viriom entered into the Purchase Agreement, pursuant to which the Company purchased certain assets from Viriom in exchange for $2,350,000 cash (Note 3). Effective December 2025, Viriom was sold to an unrelated third-party and is no longer a related party to the Company. During the period from January 1, 2025 through December 2025 and the year ended December 31, 2024, the Company incurred R&D expense of $244,000 and $128,000, respectively, in the Company’s consolidated statements of operations related to Viriom’s services. As of December 31, 2025, the Company owed Viriom $15,000, which was included in accounts payable in the Company’s consolidated balance sheets.

Prior to consummation of the Merger, Trawsfynydd entered into a Master Research and Development Agreement with Expert Systems, Inc. (“Expert”). Pursuant to the Master Research and Development Agreement, Expert provided drug development and consulting services to Trawsfynydd prior to the Merger and continues to provide services to the Company post-Merger. An immediate family member of Dr. Savchuk had a significant ownership interest in Expert. Effective April 1, 2025, Dr. Savchuk’s family member divested his ownership interests in Expert Systems and Expert Systems is no longer a related party. During the period from January 1, 2025 through April 1, 2025, the Company incurred immaterial expenses to Expert Systems. As of December 31, 2025, the Company did not owe Expert Systems for services provided while being a related party. During the year ended December 31, 2024, $149,000 was expensed as R&D in the Company’s consolidated statements of operations related to Expert Systems services.

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

Under the terms of the SymBio license agreement, the Company received an upfront payment of $7,500,000 in 2011. The Company assessed the SymBio arrangement in accordance with ASC 606 and determined that its performance obligations under the SymBio agreement include the exclusive, royalty-bearing, sublicensable license to rigosertib, the research and development services to be provided by the Company and its obligation to serve on a joint committee. The Company concluded that the license was not distinct since it was of no benefit to SymBio without the ongoing research and development services and that, as such, the license and the research and development services should be bundled as a single performance obligation. Since the provision of the license and research and development services are considered a single performance obligation, the $7,500,000 upfront payment was being recognized as revenue ratably through the expected period over which the Company expected the research and development services to be performed. Effective April 17, 2025, the Company and Symbio mutually terminated the license agreement originally entered into by and between the parties in 2011. No payments, compensation, reimbursements or settlements shall be due or owed by either party in connection with the termination of the license agreement. As a result, the Company recognized the $2,733,000 of deferred revenue as revenue on April 17, 2025.

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

14. Subsequent Events

On April 15, 2026, the Company completed the April 2026 Financing, with funding expected April 16, 2026, for aggregate gross proceeds of up to $60.0 million. The April 2026 Financing consisted of (i) $10.0 million of upfront gross proceeds at closing from the sale of 5,982,919 shares of the Company's common stock (including pre-funded warrants in lieu thereof), (ii) the issuance of milestone-based warrants with an aggregate exercise price of $10.0 million that becomes exercisable upon receipt of approval from the Medicines and Healthcare products Regulatory Agency ("MHRA") to conduct the human challenge trial, (iii) the issuance of additional milestone-based warrants with an aggregate exercise price of $10.0 million that becomes exercisable upon shareholder approval and the announcement of data from the human challenge trial and (iv) the issuance of common warrants, subject to shareholder approval, with a three-year term to purchase shares of the Company's common stock providing potential additional gross proceeds of $30.0 million if fully exercised. The milestone-based warrants and the common warrants each have an exercise price equal to the per share purchase price in the April 2026 Financing. The common warrants are subject to a forced exercise provision if the trading price of the Company's common stock equals or exceeds 200% of the applicable exercise price for 30 consecutive trading days. The milestone-based warrants become exercisable only upon achievement of the applicable milestone conditions, and there can be no assurance that we will receive any additional proceeds from the exercise of the milestone-based warrants or the common warrants, or as to the timing thereof.

The Company incurred placement agent fees and other offering costs in connection with the April 2026 Financing, including a cash success fee equal to 6% of the upfront gross proceeds.