Form 10-K/A
period 2025-12-31
Traws Pharma, Inc.
filed 2026-04-30
CIK 1130598

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $9.8 million, based on the last reported sale price of the registrant’s common stock on the Nasdaq Capital Market.

There were 15,150,669 shares of common stock outstanding as of April 24, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

Traws Pharma, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission on April 15, 2026 (the “Original Form 10-K”), to include the information required by Part III of Form 10-K. The Part III information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III to be incorporated by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Form10-K.

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

Name	Age	Position(s) with Traws Pharma, Inc.	Served as Director From
Iain Dukes, D. Phil.	67	Director, Chief Executive Officer and Secretary	2024
Jack E. Stover	73	Chairman	2016
Werner Cautreels, Ph.D.	73	Director	2024
Nikolay Savchuk, Ph.D.	57	Director and Chief Operating Officer	2024
Trafford Clarke, Ph.D.	68	Director	2022
M. Teresa Shoemaker	65	Director	2020
John Leaman, M.D.	53	Director	2025

Iain Dukes, D. Phil. Dr. Dukes has served as a member of our Board of Directors since April 1, 2024, and previously served as Executive Chairman of the Company from April 1, 2024 to April 15, 2025. Dr. Dukes has served as our Chief Executive Officer since October 1, 2025, prior to which he served as our Interim Chief Executive Officer commencing as of April 1, 2025. Dr. Dukes is a Venture Partner at OrbiMed Advisors LLC, a global investment firm, which he joined in August 2016. He has also served in a consulting role as Chief Executive Officer and as Chairman of Lomond Therapeutics Holdings, Inc. (“Lomond”) since November 1, 2024 (prior to which, commencing in January 2020, he served as Chairman of Lomond Therapeutics, Inc., which became a wholly owned subsidiary of Lomond through a merger on November 1, 2024), as the Executive Chair of Angiex Inc. since February 2020, the Chief Executive Officer and Chairman of Eilean Therapeutics LLC since July 2022 and President of Dinas Therapeutics, Inc. since March 2022. In September 2017, Dr. Dukes co-founded Kartos Therapeutics, Inc., and he currently serves as its President and as a member of its board of directors. Dr. Dukes also co-founded Telios Pharmaceuticals, Inc., where he serves as President. From February 2019 to December 2024, Dr. Dukes served as the Chief Executive Officer of Viriom Inc. He also served on the board of directors of Ikena Oncology, Inc. from November 2016 until July 2025. In June 2018, Dr. Dukes co-founded Theseus Pharmaceuticals, Inc., where he served as chairman and director until its acquisition by Concentra Biosciences, LLC in April 2024. Dr. Dukes previously served as Senior Vice President and Head of Business Development and Licensing for Merck Research Laboratories. Prior to joining Merck, Dr. Dukes was Vice President of External Research & Development at Amgen, Inc. He has also served as President and Chief Executive Officer, as well as a member of the Board of Directors of Essentialis Therapeutics, a clinical stage biotechnology company focused on the treatment of rare metabolic diseases. Previously, Dr. Dukes was Vice President of Scientific and Technology Licensing at GlaxoSmithKline, and he held various positions at Glaxo Wellcome, including Head of Exploratory Development for Metabolic and Urogenital Diseases and Head of Ion Channel Drug Discovery Group. From October 2017 to July 2020, Dr. Dukes was a board member and Chairman of KaNDy Therapeutics, which was acquired by Bayer AG in September 2020. From January 2020 to June 2020, Dr. Dukes served as supervisory board member of Themis BioScience GmbH, until it was acquired by Merck & Co. Dr. Dukes currently serves on the boards of directors of NeRRe Therapeutics, Rathlin Therapeutics Limited, Clywedog Therapeutics, Inc. and ENYO Therapeutics. Since August 2016, Dr. Dukes has also served as chairman of the board of directors of Iovance Biotherapeutics Inc. (NASDAQ: IOVA). He previously served on the board of directors of ReViral Limited until its acquisition by Pfizer Inc. in June 2022. Dr. Dukes holds Master of Jurisprudence and Doctor of Philosophy degrees from the University of Oxford, a Master of Science degree in Cardiovascular Studies from the University of Leeds and a Bachelor of Science degree in Pharmacology from the University of Bath.

Our Board of Directors believes that Dr. Dukes’ experience holding an executive role at the Company and senior leadership positions in the pharmaceutical industry, as well as his specific skills, developing, financing and managing organizations in the pharmaceutical industry, provide him with the qualifications and skills to serve as a director of the Company.

Jack E. Stover.  Mr. Stover has served as a member of our Board of Directors since May 2016, and as Chairman of our Board of Directors since April 15, 2025. From May 2016 to March 2024, he served as a member of the Board of Directors, Chairman of the Audit Committee and a member of the Compensation Committee of Onconova Therapeutics, Inc. (formerly Nasdaq: ONTX) which merged with Trawsfynydd Therapeutics, Inc., to become Traws in March 2024. From March 2021 until July 2025, Mr. Stover served as Chief Executive Officer and as a director of NorthView Acquisition Corp. (“NVAC”) (NASDAQ: NVAC), a special purpose acquisition company, and NorthView Sponsor I LLC, and in July 2025 NVAC merged into Profusa, Inc. (NASDAQ: PFSA) (“Profusa”), a digital health company developing tissue integrated biosensors. Since July 2025, he has served as a member of the Board of Directors of Profusa.. From June 2022 until November 2022, when he resigned, Mr. Stover served as a director and Chairman of the Audit Committee of PharmaCyte Biotech (NASDAQ: PMCB) a biotech company developing cell-based therapies for cancer and diabetes. Mr. Stover has also been a member of the Board of Directors of Stero Therapeutics, Inc., a privately-held small molecule biopharma development company since February 2024. From December 2015 until June 2016, Mr. Stover served as Interim President and Chief Executive Officer of Interpace Diagnostics Group, Inc. (“Interpace”) (OTC: IDXG) ), a molecular diagnostics company focused principally on pancreatic and thyroid cancer and served on the Board of Directors of Interpace and as Chairman of Interpace’s Audit Committee from August 2005 until December 2015. From June 2016 until December 2020, Mr. Stover served as President, Chief Executive Officer and Director of Interpace, which changed its name to Interpace Biosciences, Inc. in 2019. From 2004 to 2008, Mr. Stover served as Chief Executive Officer, President and as a director of Antares Pharma, Inc., a publicly held specialty pharmaceutical and device company then listed on the American Stock Exchange and subsequently Nasdaq. In addition to other relevant experience, Mr. Stover has previously served as Chief Operating Officer and Chief Financial Officer of various public and private companies and was also formerly a partner with PricewaterhouseCoopers (then Coopers and Lybrand), working in the bioscience industry division in New Jersey. Mr. Stover received his B.A. in Accounting from Lehigh University and is a Certified Public Accountant.

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

Nikolay Savchuk, Ph.D. Dr. Savchuk has served as a director and Chief Operating Officer of the Company since April 1, 2024. He also currently serves as President and Chief Operating Officer and as a member of the board of directors of Lomond, roles he assumed on November 1, 2024. Prior to that, beginning in January 2020, Dr. Savchuk served as director of Lomond Therapeutics, Inc., which became a wholly owned subsidiary of Lomond through a merger completed on November 1, 2024. Dr. Savchuk has been a Managing Director and Founder at Torrey Pines Investment LLC, an investment firm, since November 2002. Since March 2019, he has been a Member at i2020 Accelerator, which is an accelerator program backed by Torrey Pines Investment. He has also served as the Chief Executive Officer and director of Clywedog Therapeutics, Inc. since December 2020. Dr. Savchuk has served as Chief Operating Officer and President of Eilean Therapeutics, LLC since September 2022, as President and Chief Executive Officer of Eil Therapeutics, Inc. since February 2020, as President and Chief Executive Officer of Bala Therapeutics, Inc. since June 2018, as and Chief Executive Officer of Dinas Therapeutics, Inc. since March 2022.  In addition, since October 2018, he has been a Founder and Managing General Partner at Teal Ventures, a venture capital fund. Since November 2015, he has been the Chairman of the board of directors of Viriom Inc., a private biotechnology company. He has been the Chairman of the board of directors at ChemDiv, Inc. since November 2013, and he served as Chief Executive Officer at such company from April 2008 to January 2022. Dr. Savchuk holds a Masters of Science degree in Physics and a Ph.D. in Applied Mathematics, each from the Moscow Institute of Physics and Technology.

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

John Leaman, MD.  Dr. Leaman was appointed as an independent director of our Board on October 1, 2025, and also serves as a member of our audit committee and compensation committee. Dr. Leaman currently serves as Chief Financial Officer of Cellarity, Inc., a role he has held since March 2023. During his time at Cellarity, he has helped oversee the close of a large pharma partnership, as well as led the company’s Series D crossover financing. Prior to joining Cellarity, from June 2019 to February 2023, Dr. Leaman served as Chief Financial & Business Officer of Impel Pharmaceuticals, where he helped lead its IPO in April 2021. From October 2017 to March 2019, Dr. Leaman served as the Chief Financial & Business Officer and Head of Corporate Development at Selecta Biosciences Inc. From June 2016 to September 2017, he served as Head of Corporate Development at InfaCare Pharmaceutical Corp., a specialty pharmaceutical company, until it was acquired by Mallinckrodt plc. in September 2017. From August 2014 to March 2016, Dr. Leaman was the Chief Financial & Business Officer of Medgenics Inc. He also previously held senior roles at Shire plc. and Devon Park Bioventures, a venture capital fund targeting investments in therapeutics companies, and began his career serving a range of life sciences companies as an Associate Principal at McKinsey & Company. He received an M.D. from the Perelman School of Medicine at the University of Pennsylvania, an M.B.A. from the Wharton School at the University of Pennsylvania, a B.A. in psychology, philosophy and physiology from Oriel College, University of Oxford while completing a Rhodes Scholarship, and a B.S. in biology from Elizabethtown College.

Our Board believes that Dr. Leaman’s experience holding senior leadership positions in public and private companies in the life sciences and biopharmaceutical industry, as well as his experience with capital raising transactions and partnering with large pharmaceutical companies, provide him with the qualifications and skills to serve as an independent director of the Company.

Executive Officers

The following table sets forth certain information regarding our current executive officers.

Name	Age	Position(s) with Traws Pharma, Inc.
Iain Dukes, D. Phil.	67	Chief Executive Officer, Secretary and Director
Charles Parker	45	Chief Financial Officer
Nikolay Savchuk, Ph.D.	57	Chief Operating Officer and Director
C. David Pauza, Ph.D.	72	Chief Science Officer, Virology
Robert Redfield, M.D.	74	Chief Medical Officer
Victor Moyo, M.D.	58	Chief Medical Officer, Oncology

Iain Dukes, D. Phil. Please see Dr. Dukes’ biography under the section entitled “Directors,” above.

Charles Parker. Mr. Parker has served as Chief Financial Officer of the Company, on a consulting basis, since October 1, 2025, prior to which he served as our Interim Chief Financial Officer, also on a consulting basis, from July 3, 2025 to September 30, 2025. Mr. Parker is an experienced finance executive with over two decades of experience working with publicly traded biopharma companies and private equity organizations. In May 2025, Mr. Parker began serving as a Director at Stout Risius Ross, LLC, a global advisory firm specializing in corporate finance and accounting services, which has provided supporting finance and accounting related services to the Company since 2024 and through which he provides Chief Financial Officer services to us. Prior to joining Stout, from November 2021 to May 2025, Mr. Parker worked as a consultant for LS Associates, where he provided consulting chief financial officer and other finance and accounting related services to various companies on an interim basis, including without limitation, to Pristine Surgical, LLC, ROM Technologies, Inc., Cantana Bio, and Zogenix, Inc. (Nasdaq: ZGNX). From January 2021 to November 2021, he served as Controller of Dascena, Inc. Mr. Parker has significant experience in public accounting, having worked at BDO USA, LLP for five years and at Parker, Parker and Associates, PLC for five and a half years. Over the course of his career, he has worked with domestic and international small and mid-cap public and private organizations on numerous IPOs, mergers and acquisitions and financings, including more than $700 million in capital raises and multi-million dollar debt restructurings.  Mr. Parker holds a B.S. in Accounting from the Lipscomb University.

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

Corporate Governance

Board Composition and Independence

Our Board of Directors currently consists of seven (7) members. Our Board of Directors has undertaken a review of the independence of our directors and has determined that all directors, except Werner Cautreels, Iain Dukes, and Nikolay Savchuk, are independent within the meaning of Section 5605(a)(2) of the NASDAQ Stock Market listing rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Tenth Amended and Restated Certificate of Incorporation, as amended, provides that our Board of Directors will consist of not less than three nor more than eleven (11) directors, as such number may be fixed by our Board of Directors from time to time. Each director shall be elected to the Board of Directors to hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified, subject to earlier death, resignation or removal.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors recognizes the time, effort and energy that our Chief Executive officer is required to devote to his position in the current business environment, as well as the commitment required to serve as Chairman of our Board of Directors, particularly as the Company continues to undergo changes to its business and management team and as the Board of Directors’ oversight responsibilities continue to grow. We believe that, at present, separating these positions allows our Chief Executive officer to focus on our day-to-day business, while allowing our Chairman to lead the Board of Directors in its fundamental role of providing advice to, and independent oversight of, management. Our Board of Directors also believes that this structure ensures a greater role for the independent directors in the oversight of our company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our Board of Directors.

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

Board Committees

Our Board of Directors has established three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The current members of our Audit Committee are M. Teresa Shoemaker, Trafford Clarke, Jack E. Stover and John Leaman, with Jack E. Stover serving as chairperson. The current members of our Compensation Committee are M. Teresa Shoemaker, Trafford Clarke and Jack E. Stover, with M. Teresa Shoemaker serving as chairperson. The current members of our Nominating and Corporate Governance committee are M. Teresa Shoemaker, Trafford Clarke and Jack E. Stover, with Trafford Clarke serving as chairperson.

Our Board of Directors has determined that each of Jack E. Stover, John Leaman, Trafford Clarke and M. Teresa Shoemaker meet the additional test for independence for audit committee members imposed by SEC regulations and Section 5605(c)(2)(A) of the NASDAQ Stock Market listing rules and that Jack E. Stover, John Leaman, Trafford Clarke and M. Teresa Shoemaker meet the additional test for independence for compensation committee members imposed by Section 5605(d)(2)(A) of the NASDAQ Stock Market listing rules.

Audit Committee

The primary purpose of our Audit Committee is to assist the Board of Directors in the oversight of the integrity of our accounting and financial reporting process, the audits of our consolidated financial statements, and our compliance with legal and regulatory requirements. Our Audit Committee held 8 formal meetings, several informal meetings and various actions were approved by unanimous written consent of the committee during fiscal year 2025. The functions of our Audit Committee include, among other things:

●	engaing the independent registered public accounting firm to conduct the annual audit of our consolidated financial statements and monitoring its independence and performance;

●	reviewing and approving the planned scope of the annual audit and the results of the annual audit;

●	pre-approving all audit services and permissible non-audit services provided by our independent registered public accounting firm;

●	reviewing the significant accounting and reporting principles to understand their impact on our consolidated financial statements;

●	reviewing our internal financial, operating and accounting controls with management, our independent registered public accounting firm and our internal audit provider;

●	reviewing with management and our independent registered public accounting firm, as appropriate, our financial reports, earnings announcements and our compliance with legal and regulatory requirements;

●	periodically reviewing and discussing with management the effectiveness and adequacy of our system of internal controls;

●	in consultation with management and the independent auditors, reviewing the integrity of our financial reporting process and adequacy of disclosure controls;

●	periodically reviewing potential conflicts of interest under and violations of our code of conduct and overseeing the administration of the Company’s code of conduct;

●	periodically reviewing financial and accounting personnel succession planning within the Company;

●	establishing procedures for the treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and confidential submissions by our employees of concerns regarding questionable accounting or auditing matters;

●	providing oversight for all matters related to the security of and risks related to information technology systems and procedures;

●	reviewing and approving related-party transactions; and

●	reviewing and evaluating, at least annually, our Audit Committee’s charter.

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

The Board of Directors has adopted a charter for the Audit Committee, which is available in the corporate governance section of our website at https://www.trawspharma.com/corporate-governance.

Compensation Committee

The primary purpose of our Compensation Committee is to assist our Board of Directors in exercising its responsibilities relating to compensation of our executive officers and employees and to administer our equity compensation and other benefit plans. In carrying out these responsibilities, this committee reviews all components of executive officer and employee compensation for consistency with its compensation philosophy, as in effect from time to time. Our Compensation Committee held 10 formal meetings, several informal meetings and various actions were approved by unanimous written consent of the committee during fiscal year 2025. The functions of our Compensation Committee include, among other things:

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

The Board of Directors has adopted a charter for the Compensation Committee, which is available in the corporate governance section of our website at https://www.trawspharma.com/corporate-governance.

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

In connection with its work for the Compensation Committee, Radford has provided various executive compensation services to the Compensation Committee pursuant to a written consulting agreement. Generally, these services included advising the Compensation Committee on the principal aspects of our executive and non-employee director compensation programs and evolving industry practices and providing market information and analysis regarding the competitiveness of our programs design and our award values in relation to performance.

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

Nominating and Corporate Governance Committee

The primary purpose of our Nominating and Corporate Governance Committee is to assist our Board of Directors in promoting the best interest of our company and our stockholders through the implementation of sound corporate governance principles and practices. Our Nominating and Corporate Governance Committee held 2 formal meetings, several informal meetings and various actions were approved by unanimous written consent of the committee during fiscal 2025. The functions of our Nominating and Corporate Governance Committee include, among other things:

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

The Board of Directors has adopted a charter for the Nominating and Corporate Governance Committee, which is available in the corporate governance section of our website at https://www.trawspharma.com/corporate-governance.

Meetings of the Board of Directors

The Board of Directors held 4 formal meetings, several informal meetings and various actions were approved by unanimous written consent of the Board of Directors during fiscal 2025. During fiscal 2025, each director attended at least 75 percent of the aggregate of the total number of meetings of the Board of Directors and the committees on which such director served.

Directors are encouraged, but not required, to attend our annual meetings of stockholders. All of our directors attended the 2025 Annual Meeting of Stockholders.

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

Code of Conduct for Employees, Executive Officers and Directors

We have adopted a code of conduct (the “Code”) applicable to all of our employees, executive officers and directors. If we make any substantive amendments to, or grant any waivers from, the Code for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K. The Code is available in the corporate governance section of our website at https://www.trawspharma.com/corporate-governance. The inclusion of our website address in this filing does not include or incorporate by reference the information on our website into this filing.

The Audit Committee of our Board of Directors is responsible for overseeing the code of conduct and must approve any waivers of the code of conduct for employees, executive officers or directors.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, employees and other individuals associated with us, as well as by the Companu itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Insider Trading Policy was filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our executive officers, directors and beneficial owners of more than ten percent of our common stock are required to file with the SEC reports of holdings of and transactions in our securities. Copies of such reports are required to be furnished to us. Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that all required reports were filed in fiscal 2025 in a timely manner, except that (i) Charles Parker, the Company’s Chief Financial Officer, failed to timely file his Form 3; (ii) Nikolay Savchuk, the Company’s Chief Operating Officer and a director of our Board of Directors, and TPAV, LLC, a 10% stockholder of the Company, each inadvertently failed to timely file one transaction on Form 4 relating to transactions in our securities, and (iii) John Leaman, a director of our Board of Directors failed to timely file one transaction on Form 4 relating to transactions in our securities.

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

2025 Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2025 and 2024 concerning compensation of (i) each individual who served as our principal executive officer during 2025, and (ii) the two most highly compensated executive officers other than our principal executive officers during 2025 that were serving as executive officers of the Company as of December 31, 2025. We refer to these executive officers as our “named executive officers.” The following table shows compensation awarded to or earned by each of our named executive officers for each of the last two or fewer fiscal years during which such individuals were determined to be NEOs.

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)
Iain Dukes, D. Phil. (5)	2025	539,000	237,375	86,077	539,472	—	1,401,924
Chief Executive Officer
Werner Cautreels, Ph.D. (6)	2025	166,577	—	11,356	118,801	57,163	353,897
Former Chief Executive Officer	2024	445,769	—	200,000	—	1,813	647,582
Charles Pauza (7)	2025	500,000	180,000	43,037	269,696	21,307	1,014,040
Chief Science Officer
Nikolay Savchuk, Ph.D. (8)	2025	350,000	126,000	38,256	220,554	—	734,810
Chief Operating Officer
(1)	Represents discretionary annual bonus amounts earned in the year reported herein.

(2)

The amounts shown for 2025 and 2024 represent the aggregate grant date fair value related to the grant of restricted stock units (“RSUs”) to our named executive officers in fiscal 2025 and 2024. Aggregate grant date fair value is calculated in accordance with FASB ASC Topic 718 (excluding the effect of any estimate of future forfeitures). Additional information concerning our financial reporting of RSUs is presented in Note 8 to our Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2025. See the “Outstanding Equity Awards at 2025 Fiscal Year-End” table below for additional details regarding the RSUs that were granted to our named executive officers in fiscal 2025.

(3)

The amounts shown for 2025 and 2024 represent the aggregate grant date fair value related to the grant of non-qualified stock options and/or incentive stock options to our named executive officers in fiscal 2025 and 2024. Aggregate grant date fair value is calculated in accordance with FASB ASC Topic 718 (excluding the effect of any estimate of future forfeitures). Additional information concerning our financial reporting of stock options is presented in Note 8 to our Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2025. See the “Outstanding Equity Awards at 2025 Fiscal Year-End” table below for additional details regarding the non-qualified stock options that were granted to our named executive officers in fiscal 2025.

(4)

For Dr. Cautreels in 2025, also includes $10,000 payable pursuant to the Separation Agreement and Release of All Claims entered into in connection with his retirement, $45,000 for service as a director of the Board of Directors of the Company, and $2,163 payable as “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes. For Mr. Pauza in 2025, this amount includes $13,570 payable for medical insurance expenses and $7,737 payable for “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes.

(5)

Dr. Dukes has served as a member of our Board of Directors since April 1, 2024, as Executive Chairman of the Company from April 1, 2024 to April 15, 2025, as Interim Chief Executive Officer of the Company from March 31, 2025 to October 1, 2025 and Chief Executive Officer since October 1, 2025. Dr. Dukes’ 2025 salary reflects his compensation as Executive Chairman (January through March 2025 at an annualized rate of $350,000) and as Chief Executive Officer (April through December 2025 at an annualized rate of $610,000). In 2025 Dr. Dukes was awarded nonqualified stock options with an average grant value of $439,474, incentive stock options with a grant value of $99,998 and RSUs with a grant value of $86,077.

(6)

Dr. Cautreels was appointed as Chief Executive Officer of the Company on April 1, 2024 in connection with closing of our acquisition of Trawsfynydd. Subsequent to the end of fiscal 2024, effective March 31, 2025, he retired and resigned from his role as Chief Executive Officer of the Company. He continues to serve as a member of our Board of Directors. In 2025 Dr. Cautreels, while serving as a non-employee director of the Board of Directors of the Company, was awarded nonqualified stock options with an average grant value of $118,081, RSUs with a grant value of $11,357, as well as $45,000 in cash compensation for service as a director.

(7)

Mr. Pauza has served as Chief Science Officer, Virology of the Company since April 1, 2024. In 2025 Mr. Pauza was awarded nonqualified stock options with an average grant value of $169,699, incentive stock options with an average grant value of $99,998 and RSUs with an grant value of $43,037.

(8)

Dr. Savchuk has served as Chief Operating Officer and a director of the Company since April 1, 2024. In 2025 Dr. Savchuk was awarded nonqualified stock options with an average grant value of $120,557, incentive stock options with an average grant value of $99,998 and RSUs with an grant value of $38,256.

Employment Agreements

We have entered into employment agreements with each of our named executive officers, and the compensation of our named executive officers is determined, in large part, by the terms of those employment agreements. A summary of the material terms of each named executive officer’s employment agreement is set forth below.

Iain Dukes, D. Phil.

Dr. Dukes has served as a member of our Board of Directors since April 1, 2024 and as Executive Chairman of the Company from April 1, 2024 to April 15, 2025. Effective March 31, 2025, Dr. Dukes was appointed as Interim Chief Executive Officer of the Company. Effective October 1, 2025, Dr. Dukes was appointed Chief Executive Officer of the Company.

We entered into an employment agreement with Dr. Dukes on April 16, 2025 (the “Dukes Employment Agreement”), effective April 1, 2025. The Dukes Employment Agreement has an initial term of one year, unless terminated sooner by Dr. Dukes or the Company, and the term automatically renews for additional one-year periods, unless either party provides written notice of termination at least 90 days prior to the end of the applicable term. The Company’s failure to renew the agreement does not, by itself, constitute termination without Cause or Good Reason.

The Dukes Employment Agreement provides for an initial base salary at an annualized rate of $610,000, subject to annual review and adjustment by the Compensation Committee or the Board. Subject to the Board’s or Compensation Committee’s sole discretion, Dr. Dukes is eligible to receive a discretionary annual bonus with a target of 50% of his base salary, evaluated on the basis of pre-set annual bonus goals. Any annual bonus may be paid in the form of cash, stock options, shares of Common Stock, or a combination thereof, at the Board’s or Compensation Committee’s discretion.

Dr. Dukes is entitled to participate in any employee benefit plans or programs made generally available to similarly situated employees, including health insurance, a flexible spending account, and 401(k) participation. Dr. Dukes is entitled to four weeks of vacation each year. The Company reimburses Dr. Dukes for all reasonable business expenses incurred in connection with his employment. The Dukes Employment Agreement contains confidentiality and intellectual property assignment provisions. Dr. Dukes’ position is a full-time position, and Dr. Dukes has agreed to devote his full-time effort, attention, and energies to his duties, subject to pre-approved outside activities set forth in the agreement.

Pursuant to the Dukes Employment Agreement, if Dr. Dukes’ employment is terminated for any reason, including death, disability or for Cause, we are obligated to pay to Dr. Dukes or his spouse or estate, as applicable, the balance of his accrued and unpaid base salary, unreimbursed expenses, and unused accrued vacation time through the termination date.

Additionally, pursuant to the Dukes Employment Agreement, if Dr. Dukes’ employment is terminated by us without “Cause” or by Dr. Dukes for “Good Reason” on or prior to the first anniversary of the effective date (April 1, 2026), other than during the Change in Control Protection Period, Dr. Dukes would be entitled to receive only the accrued amounts described above. If such termination occurs after the first anniversary of the effective date and outside the Change in Control Protection Period, Dr. Dukes would be entitled to receive, for each full month of service rendered after the first anniversary of the effective date (up to a maximum of 12 months), one month of severance payments equal to one-twelfth of the sum of (i) his then-current base salary and (ii) his target bonus, payable in installments during the applicable severance period in accordance with the Company’s usual payroll practices. If such termination occurs during the Change in Control Protection Period (the 12-month period following a Change in Control), Dr. Dukes would be entitled to receive one and one-half times the sum of (i) his then-current base salary and (ii) target bonus, payable in a lump sum.

In addition, for each full month of service rendered after the first anniversary of the effective date (up to a maximum of 12 months), one-twelfth of any outstanding unvested time-based equity awards previously awarded to Dr. Dukes would become fully vested as of the date of termination, and any then-approved, accrued and unpaid annual bonus for the fiscal year ended immediately prior to the termination date would be paid. The Company would also pay Dr. Dukes’ COBRA premiums for a corresponding number of months (up to a maximum of 12 months) following a qualifying termination, or for 18 months following a qualifying termination during the Change in Control Protection Period. As a condition to receive the foregoing severance benefits, Dr. Dukes must deliver to the Company an effective release and waiver of claims and continue to comply with the confidentiality and intellectual property covenants set forth in the Dukes Employment Agreement.

The Dukes Employment Agreement also provides that in the event of a change in ownership or control under Section 280G of the Internal Revenue Code, if any payment to Dr. Dukes would constitute an “excess parachute payment,” the aggregate present value of the payments shall be reduced (but not below zero) to the amount that maximizes Dr. Dukes’ net after-tax benefit, but only if such reduction would provide a greater net after-tax benefit than no reduction.

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

Charles Pauza

Mr. Pauza has served as Chief Science Officer of the Company since April 1, 2024 on an at-will basis pursuant to an employee offer letter. Mr. Pauza’s 2025 base salary was $500,000. Subject to the Compensation Committee’s sole discretion, Mr. Pauza is eligible for an annual bonus, of up to 40% of his base salary (i.e., target bonus), based on the performance of Mr. Pauza and the Company. Mr. Pauza earned a bonus of $180,000 for fiscal year 2025.

Nikolay Savchuk, Ph.D.

Dr. Savchuk has served as Chief Operating Officer and a director of the Company since April 1, 2024 on an at-will basis pursuant to an employee offer letter. Dr. Savchuk’s 2025 base salary was $350,000. Subject to the Compensation Committee’s sole discretion, Dr. Savchuk is eligible for an annual bonus, of up to 40% of his base salary (i.e., target bonus), based on the performance of Dr. Savchuk and the Company. Dr. Savchuk earned a bonus of $126,000 for fiscal year 2025.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table contains certain information regarding equity awards held by the named executive officers as of December 31, 2025:

	Option Awards(1)					Stock Awards
									Equity Incentive	Equity Incentive
									Plan Awards:	Plan Awards:
	Number of		Number of			Number of		Market Value	Number of	Market or Payout
	Securities		Securities			Shares or		of Shares or	Unearned	Value of
	Underlying		Underlying			Units of		Units of	Shares,	Unearned Shares,
	Unexercised		Unexercised	Option		Stock That		Stock That	Units or Other	Units or Other
	Options		Options	Exercise	Option	Have Not		Have Not	Rights That	Rights That Have
	Exercisable		Unexercisable	Price	Expiration	Vested		Vested	Have Not Vested	Not Vested
Name	(#)		(#)	($)	Date	(#)		($)	(#)	($)
Iain Dukes
	152,116	(4)	—	1.75	11/1/2033
						2,025	(2)	2,288
	—		33,222	3.01	10/12/2035
	—		31,617	3.01	10/12/2035
	—		147,771	2.33	12/12/2035
						36,943		41,476
Werner Cautreels
						6,000	(2)	6,780
	—		23,000	1.65	6/19/2035
	—		11,530	3.01	10/12/2035
	—		19,496	2.33	12/12/2035
						4,874		5,508
Charles Pauza
	20,130	(3)	—	0.25	12/13/2031
	13,326	(3)	—	1.75	11/1/2033
						2,925	(2)	3,305
	—		32,406	3.01	10/12/2035
	—		1,054	2.33	12/12/2035
	—		72,832	2.33	12/12/2035
						18,471		20,872
Nikolay Savchuk
	152,116	(4)	—	1.75	11/1/2033
						2,025	(2)	2,288
	—		22,435	3.01	10/12/2035
	—		13,935	2.33	12/12/2035
	—		51,741	2.33	12/12/2035
						16,419		18,553
(1)	Unless otherwise noted, all unvested option awards vest 100% on the first year anniversary of the grant date.
(2)	These are RSUs issued as inducement grants outside of the Company’s incentive plans in accordance with Nasdaq Listing Rules that vest over four years: 25% on the first anniversary; 25% on the second anniversary; 25% on the third anniversary; and 25% on the further anniversary.
(3)	Options vested in 24 equal monthly installments.
(4)	Options vested 100% on grant date.

Potential Payments Upon Termination of Employment or Change in Control

As discussed under the section of this filing entitled “Employment Agreements” above, we have agreements with our named executive officers pursuant to which they will receive severance payments upon certain termination events. The information below describes certain compensation that would be available under our existing plans and arrangements if (i) the named executive officer was terminated as of December 31, 2025 or (ii) if a Change in Control, as defined in the applicable employment agreement or plan, occurred on December 31, 2025 and the named executive officer’s employment had been subsequently terminated on the same date.

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

Director Compensation

The following table summarizes compensation paid to our non-employee directors in fiscal 2025.

	Fees Earned or	Stock	Option	All Other
Name	Paid in Cash ($)	Awards ($) (1) (2)	Awards ($) (1) (2)	Compensation ($)	Total ($)
Jack E. Stover (3)	196,500	14,346	130,041	—	340,887
M. Teresa Shoemaker	71,500	14,346	130,041	—	215,887
Trafford Clarke, Ph.D.	69,500	14,346	130,041	—	213,887
Werner Cautreels, Ph.D. (4)	45,000	11,356	118,081	—	174,437
John Leaman, MD (5)	13,125	9,455	65,153	—	87,733
(1)	The amounts shown represent the aggregate grant date fair value related to the grant of non-qualified stock options and/or RSUs to our non-employee directors during fiscal 2025, calculated in accordance with FASB ASC Topic 718. These stock options and RSUs vest on the first anniversary of the grant, and the stock options expire ten years after the grant date and are subject to the director’s continued service. Additional information concerning our financial reporting of stock options is presented in Note 8 to our Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

(2)	As of December 31, 2025, the aggregate number of outstanding stock option awards held by each non-employee director was: Mr. Stover—94,214; Dr. Clarke—81,598; Ms. Shoemaker—80,777; and Dr. Cautreels—54,026. As of December 31, 2025, the aggregate number of stock appreciation rights held by each non-employee director was: Ms. Shoemaker—334; and Mr. Stover—334. As of December 31, 2025, the aggregate number of RSUs held by each non-employee director was: Dr. Clarke—6,157; Ms. Shoemaker—6,157; Dr. Cautreels—10,874; and Mr. Stover—6,157.

(3)	Mr. Stover was appointed as Chairman of the Board of Directors on April 15, 2025. In connection with his appointment as Chairman, the Board approved the payment of an aggregate of $120,000 in cash for services to be rendered as Chairman during the period from April 15, 2025 through December 31, 2025.

(4)	Dr. Cautreels retired and resigned from his role as Chief Executive Officer of the Company effective March 31, 2025. He has continued to serve as a non-employee member of our Board of Directors since that date. Amounts shown in this table reflect only compensation earned by Dr. Cautreels for his service as a non-employee director. Compensation earned by Dr. Cautreels as Chief Executive Officer during January through March 2025 is reported in the Summary Compensation Table above.

(5)	Dr. Leaman was appointed as a non-employee director on October 1, 2025.

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

In accordance with this policy, each non-employee director is entitled to receive an annual base retainer of $45,000. In addition to the equity compensation discussed above, our non-employee directors are entitled to receive the following cash compensation for board services, as applicable:

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

During fiscal year 2025, we did not grant stock options (or similar awards) to any of our named executive officers during the period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 24, 2026 by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (b) each of our named executive officers identified under the heading, “2025 Summary Compensation Table,” (c) each of our directors, and (d) all of our executive officers and directors as a group.

The percentage of common stock outstanding is based on 15,150,669 shares of common stock outstanding on April 24, 20256. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of common stock subject to warrants and options that are currently exercisable or exercisable within sixty days of April 24, 2026 to be outstanding and to be beneficially owned by the person holding the warrants and options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, we believe that each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of common stock beneficially owned by him, her or it, subject to community property laws, where applicable. Except as otherwise noted below, the street address of each beneficial owner is c/o Traws Pharma, Inc., 12 Penns Trail, Newtown, PA 18940.

	Number of Shares	Percentage of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned
5% or greater stockholders:
Silv Fund Ltd. (1)	1,995,883	12.69%
OrbiMed Advisors LLC (2)	1,203,260	7.94%
Perceptive Advisors LLC (3)	886,887	5.85%
Ally Bridge Medalpha Master Fund L.P. (4)	1,197,918	7.70%
Ikarian Healthcare Master Fund, L.P.(5)	812,524	5.32%

Directors, Director Nominees and Named Executive Officers:
Iain Dukes, D. Phil. (6)	233,983	1.53%
Charles Pauza (7)	35,406	*
Werner Cautreels, Ph.D. (8)	123,348	*
Trafford Clarke, Ph.D. (9)	45,439	*
Nikolay Savchuk, Ph.D. (10)	659,969	4.24%
M. Teresa Shoemaker (11)	44,618	*
Jack E. Stover (12)	58,055	*
John Leaman, MD	—	—
All current executive officers and directors as a group (11 persons) (13)	1,206,102	7.57%
*	Represents a beneficial ownership of less than one percent of our outstanding shares of common stock.
(1)	Based on our records. Includes (i) 1,388,527 shares directly held by Silv Fund Ltd., (ii) 565,792 shares issuable upon exercise of pre-funded warrants issued to Silv Fund Ltd., which are currently exercisable subject to certain beneficial ownership limitation terms set forth within such pre-funded warrants, (iii) 29,531 shares directly held by Manatee Access Fund LP, which may be viewed as an affiliate of Silv Fund Ltd., and (iv) 12,033 shares issuable upon exercise of pre-funded warrants issued to Manatee Access Fund LP, which are currently exercisable subject to certain beneficial ownership limitation terms set forth within such pre-funded warrants. The address of both entities is 1674 Meridian Avenue, Suite 320 Miami Beach, FL 33139.

(2)	Based on our records and a Form 4 filed by OrbiMed on April 28, 2026 with the SEC. These shares are held of record by OPI VIII. OrbiMed Capital GP VIII LLC (“GP VIII”), is the general partner of OPI VIII. OrbiMed Advisors is the managing member of GP VIII. By virtue of such relationships, OrbiMed Advisors and GP VIII may be deemed to have voting power and investment power over the securities held by OPI VIII and, as a result, may be deemed to have beneficial ownership over such securities. OrbiMed Advisors exercises voting and investment power through a management committee comprised of Carl L. Gordon, Sven H. Borho, and W. Carter

Neild, each of whom disclaims beneficial ownership of the securities held by OPI VIII. The address of OrbiMed Advisors is 601 Lexington Avenue, 54th Floor, New York, NY 10022.

(3)	Based on our records and a Schedule 13G/A filed by Perceptive Advisors LLC (“Perceptive Advisors”) with the SEC on November 14, 2026. Perceptive Advisors shares voting and dispositive power over the shares of common stock with Perceptive Life Sciences Master Fund, Ltd and Joseph Edelman. Mr. Edelman serves as the Managing Member of Perceptive Advisors. The address of Perceptive Advisors is 51 Astor Place, 10th Floor, New York, NY 10003.

(4)	Based on our records. Includes (i) 393,118 shares directly held by Ally Bridge Medalpha Master Fund L.P., (ii) 205,841 shares issuable upon exercise of pre-funded warrants issued to Ally Bridge Medalpha Master Fund L.P., which are currently exercisable subject to certain beneficial ownership limitation terms set forth within such pre-funded warrants, (iii) 393,118 shares directly held by Ally Bridge Medalpha Long Opportunities Fund L.P., which may be viewed as an affiliate of Ally Bridge Medalpha Master Fund L.P., and (iv) 205,841 shares issuable upon exercise of pre-funded warrants issued to Ally Bridge Medalpha Long Opportunities Fund L.P., which are currently exercisable subject to certain beneficial ownership limitation terms set forth within such pre-funded warrants. The address of both entities is c/o Ally Bridge Group (NY) LLC 430 Park Avenue, 12th Floor New York, NY 10022.

(5)	Includes 134,382 shares of common stock issuable upon exercise of outstanding warrants that are currently exercisable or exercisable or exercisable within sixty days of February 17, 2026. Based on a Schedule 13G/A filed by Ikarian Capital, LLC (“Ikarian”) and Neil Shahrestani on February 17, 2026 with the SEC. Ikarian is an investment adviser registered under the Investment Advisers Act of 1940, as amended, and serves as investment manager to Ikarian Healthcare Master Fund, L.P. (the “Fund”) and as sub-adviser to the managed accounts, and may be deemed to have beneficial ownership of the securities through the investment discretion it has over the Fund and the managed accounts. Ikarian is ultimately controlled, indirectly, by Mr. Shahrestani. Accordingly, Mr. Shahrestani may be deemed to indirectly beneficially own securities beneficially owned by Ikarian. The Fund disclaims beneficial ownership of the shares held by the managed accounts. The managed accounts disclaim beneficial ownership of the shares held by the Fund. The address of Ikarian is c/o Ikarian Capital, LLC, 100 Crescent Court, Suite 1620, Dallas, Texas 75201.

(6)	Includes 80,517 shares of common stock, 1,350 RSUs that have vested or are scheduled to vest within sixty days of April 24, 2026, and 152,116 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of April 24, 2026.

(7)	Includes 33,456 shares of common stock issuable upon the exercise of options that are exercisable within sixty days of April 24, 2026 and 1,950 RSUs that have vested or are scheduled to vest within sixty days of April 24, 2026.

(8)	Includes 96,348 shares of common stock, 23,000 shares of common stock issuable upon the exercise of options that are exercisable within sixty days of April 24, 2026 and 4,000 RSUs that have vested or are scheduled to vest within sixty days of April 24, 2026.

(9)	Includes 45,439 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of April 24, 2026.

(10)	Includes 251,227 shares of common stock, 255,276 shares of common stock issuable upon conversion of outstanding shares of Series C Non-Voting Convertible Preferred Stock that are currently convertible, 1,350 RSUs that are scheduled to vest within sixty days of April 24, 2026, and 152,116 shares of common stock issuable upon the exercise options that are currently exercisable or exercisable within sixty days of April 24, 2026. Does not include shares of common stock owned by Viriom, Inc. or TPAV, LLC, for which Mr. Savchuk disclaims beneficial ownership.

(11)	Includes 44,618 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of April 24, 2026.

(12)	Includes 58,055 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of April 24, 2026.

(13)	Includes shares beneficially owned by Victor Moyo, who serves as the Company’s Chief Medical Officer, Oncology, Charles Parker, who serves as the Company’s Chief Financial Officer, and Robert Redfield, M.D., who serves as the Company’s Chief Medical Officer, as well as Iain Dukes, Charles Pauza, Werner Cautreels, Nikolay Savchuk, Trafford Clarke, M. Teresa Shoemaker, Jack E. Stover, and John Leaman.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding awards and shares available for other future issuances of options under our equity compensation plans as of December 31, 2025.

					Number of Shares
	Number of Shares to				Remaining Available
	be Issued Upon		Weighted-Average		for Future Issuance
	Exercise of		Exercise Price of		Under the Equity
	Outstanding		Outstanding		Compensation Plan
	Options,		Options,		(Excluding Shares in
Plan Category	Warrants and Rights		Warrants and Rights		First Column)
Equity compensation plans approved by stockholders	1,479,929	(1)	$8.67	(2)	827,845	(3)
Equity compensation plans not approved by stockholders	386,747	(4)	$1.24	(2)	—
Total	1,866,676				827,845
(1)	Consists of stock options and RSUs granted under our 2013 Equity Compensation Plan, 2018 Plan and the 2021 Plan (collectively, the “Plans”).

(2)	The weighted average exercise price is calculated based solely on the outstanding stock options. It does not take into account the shares issuable upon vesting of outstanding RSU awards, which have no exercise price.

(3)	Consists of shares remaining available for issuance under our 2021 Plan.

(4)	Consists of (i) 21,200 shares of common stock underlying outstanding RSUs issued as inducement awards outside of the Plans in April 2024 in accordance with Nasdaq Listing Rules, and (ii) stock options to purchase 365,547 shares of common stock that were assumed by the Company in connection with our acquisition of Trawsfynydd. No additional awards may be granted under the Trawsfynydd Therapeutics, Inc. 2021 Stock Plan, pursuant to which such assumed stock options were initially granted.

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

After our acquisition of Trawsfynydd on April 1, 2024, the Company had the following related party transactions, all of which have been approved by the Board and the Audit Committee as deemed necessary:

Prior to our acquisition of Trawsfynydd, on January 5, 2022, Trawsfynydd entered into a Master Research and Development Agreement with Viriom, Inc. (“Viriom”), pursuant to which Viriom provided services related to virology to Trawsfynydd prior to the Merger and continues to provide services to the Company. Nikolay Savchuk, Chief Operating Officer of the Company and a member of our Board of Directors, serves as President of Viriom and as a member of its board of directors, and Iain Dukes, Chief Executive Officer of the Company and a member of our Board of Directors, served as Chief Executive Officer of Viriom until December 2024. Dr. Savchuk has investment control of Viriom and indirectly holds a significant number of its shares of common stock through AAAn LLC, a limited liability company of which Dr. Savchuk is the managing member and equity holder. Dr. Robert R. Redfield, M.D., our Chief Medical Officer, serves as a strategic advisor and member of Viriom’s board of directors. Additionally, Dr. C. David Pauza Ph.D., our Chief Science Officer, served as the Chief Science Officer of Viriom until April 1, 2024, after which time he resigned from any position with Viriom; and Iain Dukes, Executive Chairman of the Company, served as Chief Executive Officer of Viriom and as a member of its board of directors. On September 9, 2025, the Company and Viriom entered into an Asset Purchase Agreement, pursuant to which the Company purchased certain intellectual property assets related to a pyrrolidine antiviral compound program, including issued patents, pending patent applications and related rights, from Viriom in exchange for $2,350,000 in cash. Effective December 2025, Viriom was sold to an unrelated third party and is no longer a related party to the Company. During the period from January 1, 2025 through December 2025 and the year ended December 31, 2024, the Company incurred R&D expense of $244,000 and $128,000, respectively, in the Company’s consolidated statements of operations related to Viriom’s services. As of December 31, 2025, the Company owed Viriom $15,000, which was included in accounts payable in the Company’s consolidated balance sheets.

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

Prior to our acquisition of Trawsfynydd, on September 23, 2022, Trawsfynydd entered into a Master Research and Development Agreement with ChemDiv, Inc. (“ChemDiv”). Pursuant to the Master Research and Development Agreement, ChemDiv provided services related to preclinical drug discovery to Trawsfynydd prior to the acquisition and continues to provide services to the Company. Dr. Nikolay Savchuk, Chief Operating Officer of the Company and a member of our Board of Directors, is a stockholder of ChemDiv and a member of its board of directors. During the years ended December 31, 2025 and 2024, the Company incurred R&D expense of $2,425,000 and $460,000, respectively, in the Company’s consolidated statements of operations related to ChemDiv’s services. As of December 31, 2025, the Company owed ChemDiv $63,000, which was included in accounts payable in the Company’s consolidated balance sheets.

Prior to our acquisition of Trawsfynydd, on September 1, 2022, Trawsfynydd entered into a Master Research and Development Agreement with Expert Systems, Inc. (“Expert”). Pursuant to the Master Research and Development Agreement, Expert provided drug development and consulting services to Trawsfynydd prior to the acquisition and continued to provide services to the Company. An immediate family member of Dr. Savchuk had a significant ownership interest in Expert. Effective April 1, 2025, Dr. Savchuk’s family member divested his ownership interests in Expert and Expert is no longer a related party. During the period from January 1, 2025 through April 1, 2025, the Company incurred immaterial expenses related to Expert’s services. As of December 31, 2025, the Company did not owe Expert for services provided while Expert was a related party. During the year ended December 31, 2024, $149,000 was expensed as R&D in the Company’s consolidated statements of operations related to Expert’s services.

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

The following table summarizes the fees of KPMG (Philadelphia, PA, PCAOB ID: 185) and E&Y (Philadelphia, PA, PCAOB ID: 42), our independent registered public accounting firms for fiscal 2025 and 2024, billed to us for each of the last two fiscal years.

Fee Category	Fiscal 2025	Fiscal 2024
Audit Fees(1)	$638,135	$720,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
Total Fees	$638,135	$720,000
(1)	Audit fees include fees for professional services rendered in connection with the audit of our annual financial statements for fiscal years 2025 and 2024 and for reviews of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our consolidated financial statements and which are not reported under “Audit Fees.”
(3)	Tax fees for fiscal 2025 and fiscal 2024 include fees for tax advice, tax return preparation assistance and review.

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

All audit services in fiscal 2025 were pre-approved by our Audit Committee. KPMG did not provide any non-audit services in fiscal 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of the Annual Report on Form 10-K, as amended by this Amendment:

(1) Financial Statements. See Part II, Item 8, which appears on Page 71 of the Original Form 10-K.

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

Date: April 30, 2026
Traws Pharma, Inc.

	By:	/s/ Iain Dukes, D. Phil
Iain Dukes, D. Phil Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Iain Dukes	Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2026
Iain Dukes, D. Phil

/s/ Charles Parker	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 30, 2026
Charles Parker

/s/ Jack E. Stover	Chairman, Board of Directors	April 30, 2026
Jack E. Stover

/s/ Nikolay Savchuk, Ph.D.	Director	April 30, 2026
Nikolay Savchuk, Ph.D.

/s/ Trafford Clarke, Ph.D.	Director	April 30, 2026
Trafford Clarke, Ph.D.

/s/ Mary Teresa Shoemaker	Director	April 30, 2026
Mary Teresa Shoemaker

/s/ John Leaman, MD	Director	April 30, 2026
John Leaman, MD

/s/ Werner Cautreels, Ph.D.	Director	April 30, 2026
Werner Cautreels, Ph.D.