Form 10-Q
period 2026-03-31
Traws Pharma, Inc.
filed 2026-05-15
CIK 1130598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of May 12, 2026 was 15,150,669.

TRAWS PHARMA, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Traws Pharma, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$3,133,000	$3,820,000
Tax incentive and other receivables	1,687,000	3,794,000
Prepaid expenses and other assets	845,000	365,000
Total current assets	5,665,000	7,979,000
Property and equipment, net	6,000	7,000
Intangible assets, net	2,484,000	2,527,000
Other assets	1,000	104,000
Total assets	$8,156,000	$10,617,000
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$7,665,000	$5,653,000
Accrued expenses and other liabilities	5,543,000	5,493,000
Total current liabilities	13,208,000	11,146,000
Warrant liabilities	259,000	100,000
Total liabilities	13,467,000	11,246,000

Commitments and contingencies (Note 5)

Stockholders’ deficit:
Series C Preferred stock, $0.01 par value, 5,000,000 shares authorized, 7,440 shares issued and 6,737 shares outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 10,162,587 and 9,067,774 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	101,000	90,000
Additional paid-in capital	641,681,000	639,259,000
Accumulated deficit	(647,091,000)	(639,984,000)
Accumulated other comprehensive (loss) income	(2,000)	6,000
Total stockholders’ deficit	(5,311,000)	(629,000)
Total liabilities and stockholders’ deficit	$8,156,000	$10,617,000

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$—	$57,000
Operating expenses:
Research and development	4,912,000	2,506,000
General and administrative	2,034,000	2,754,000
Total operating expenses	6,946,000	5,260,000
Loss from operations	(6,946,000)	(5,203,000)
Change in fair value of warrant liability	(159,000)	26,513,000
Other income, net	(2,000)	180,000
Net (loss) income	$(7,107,000)	$21,490,000
Net (loss) income attributable to common stockholders, basic and diluted	$(5,692,000)	$15,083,000
Weighted-average shares of common stock outstanding, basic	10,640,625	6,965,927
Net (loss) income per share of common stock, basic	$(0.53)	$2.17
Weighted-average shares of common stock outstanding, diluted	10,640,625	7,215,125
Net (loss) income per share of common stock, diluted	$(0.53)	$2.09
Net (loss) income attributable to Series C Preferred stockholders, basic and diluted	$(1,415,000)	$6,407,000
Weighted-average shares of Series C Preferred outstanding, basic and diluted	6,737	7,398
Net (loss) income per share of Series C Preferred, basic and diluted	$(210.03)	$866.04

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(7,107,000)	$21,490,000
Other comprehensive (loss) income
Foreign currency translation adjustments	(8,000)	23,000
Other comprehensive (loss) income	(8,000)	23,000
Comprehensive (loss) income	$(7,115,000)	$21,513,000

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Consolidated Statement of Convertible Preferred Stock and Stockholders’ Deficit (unaudited)

							Accumulated
					Additional		other
	Preferred Stock		Common Stock		Paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Capital	deficit	income (loss)	Total
Balance at December 31, 2025	6,737	$—	9,067,774	$90,000	$639,259,000	$(639,984,000)	$6,000	$(629,000)
Stock-based compensation	—	—	—	—	634,000	—	—	634,000
Shares issued for vested restricted stock units	—	—	4,813	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	1,090,000	11,000	1,788,000	—	—	1,799,000
Other comprehensive loss	—	—	—	—	—	—	(8,000)	(8,000)
Net loss	—	—	—	—	—	(7,107,000)	—	(7,107,000)
Balance at March 31, 2026	6,737	$—	10,162,587	$101,000	$641,681,000	$(647,091,000)	$(2,000)	$(5,311,000)

Balance at December 31, 2024	7,398	$—	3,650,731	$36,000	$617,530,000	$(649,154,000)	$(42,000)	$(31,630,000)
Stock-based compensation	—	—	—	—	161,000	—	—	161,000
Shares issued for vested restricted stock units	—	—	1,208	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	42,100	—	115,000	—	—	115,000
Reclassification of warrant liability upon exercise of prefunded warrants and amended warrant agreements	—	—	—	—	15,827,000	—	—	15,827,000
Exercise of prefunded warrants	—	—	1,382,559	14,000	—	—	—	14,000
Other comprehensive income	—	—	—	—	—	—	23,000	23,000
Net income	—	—	—	—	—	21,490,000	—	21,490,000
Balance at March 31, 2025	7,398	$—	5,076,598	$50,000	$633,633,000	$(627,664,000)	$(19,000)	$6,000,000

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net (loss) income	$(7,107,000)	$21,490,000
Adjustment to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	159,000	(26,513,000)
Depreciation and amortization	44,000	1,000
Stock-based compensation	634,000	161,000
Changes in assets and liabilities:
Receivables	2,107,000	111,000
Prepaid expenses and other current assets	(480,000)	774,000
Other assets	5,000	(197,000)
Accounts payable	2,012,000	(605,000)
Accrued expenses and other current liabilities	50,000	(602,000)
Deferred revenue	—	(57,000)
Net cash used in operating activities	(2,576,000)	(5,437,000)

Financing activities:
Proceeds from sale of common stock pursuant to the ATM	1,897,000	122,000
Payment of offering costs	—	(123,000)
Proceeds from exercised prefunded warrants	—	14,000
Net cash provided by financing activities	1,897,000	13,000
Effect of foreign currency translation on cash	(8,000)	23,000
Net (decrease) increase in cash and cash equivalents	(687,000)	(5,401,000)
Cash and cash equivalents at beginning of period	3,820,000	21,338,000
Cash and cash equivalents at end of period	$3,133,000	$15,937,000
Supplemental disclosure of cash flow information:
Reclassification of warrant liability upon exercise of prefunded warrants and amended warrant agreements	$—	$15,827,000
Deferred offering costs in accounts payable	$—	$75,000

See accompanying notes to condensed consolidated financial statements.

TRAWS PHARMA, INC.

Notes to Condensed and Consolidated Financial Statements

1. Nature of Business

The Company

Traws Pharma, Inc. (“Traws Pharma” or the “Company”), formerly known as Onconova Therapeutics, Inc., was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company's headquarters are located in Newtown, Pennsylvania. On April 1, 2024, the Company acquired Trawsfynydd Therapeutics, Inc., a Delaware corporation (“Trawsfynydd”), through a merger (the “Merger”) and the name change to Traws Pharma was effected. The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in two programs that were grouped as a single identifiable in-process research and development (“IPR&D”) asset. Traws Pharma is a clinical stage biopharmaceutical company dedicated to developing novel therapies to target critical threats to human health in respiratory viral diseases. Following the Merger, the Company has four clinical programs: (i) tivoxavir marboxil, an investigational oral, small molecule CAP-dependent endonuclease inhibitor designed to be administered as a single-dose for the treatment of bird flu and seasonal influenza; (ii) ratutrelvir, an inhibitor of the main protease (also known as 3CL protease) of the SARS-CoV-2 virus, the causative agent in COVID19; (iii) narazaciclib (ON 123300), a multi-targeted kinase inhibitor in solid tumors and hematological malignancies as a single agent or in combination with other anti-cancer therapies; and (iv) rigosertib, administered alone or in combination for investigation in various cancers. The Company’s primary focus is the development of tivoxavir marboxil and ratutrelvir, and its strategic objective for narazaciclib and rigosertib is to establish additional partnerships for further development of the compounds.

Liquidity

The Company has incurred recurring operating losses since inception. As of March 31, 2026, the Company had an accumulated deficit of $647,091,000. The Company anticipates that operating losses will continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its clinical programs, strategic alliances and its administrative organization. At March 31, 2026, the Company had cash and cash equivalents of $3,133,000. Based on current projections, the Company believes that it does not have sufficient cash and cash equivalents to support its operations for more than one year following the date that these financial statements are issued. As a result of these conditions, substantial doubt exists about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2026 and 2025, the consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2026 and 2025 and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026, the results of its operations for the three months ended March 31, 2026 and 2025, and its cash flows for the three months ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are unaudited. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025 (“Annual Report”), filed with the SEC on April 15, 2026.

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

At March 31, 2026, the Company had $1,342,000 of its cash and cash equivalents in money market funds that invest in a portfolio of liquid, high-quality debt securities issued by the U.S. government.

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

Tax Incentive Receivable

The Company is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian Research and Development Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when the relevant expenditure has been incurred, the amount can be reliably measured and the Australian Tax Incentive will be received. The Company’s Australian subsidiaries began operations in the second quarter of 2024, and the Company has recognized reductions to R&D expenses of $400,000 and $63,000 for the three months ended March 31, 2026 and 2025, respectively.

Impairment of Definite Lived Intangible Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flows, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in an estimate resulting from judgements as to future events could occur which would affect the recorded amounts of the asset. No impairment losses were recorded for the three months ended March 31, 2026 or 2025.

Intangible Assets

Intangible assets consist entirely of patents. Costs related to patents, which include legal and application fees, are capitalized and amortized over the estimated useful lives using the straight-line method. Patent amortization commences once final approval of the patent has been obtained. For patents purchased in an asset acquisition, the useful life is determined largely by valuation estimates of remaining economic life. The Company’s patent, purchased in connection with the Purchased Assets from Viriom, Inc. (“Viriom”), has a useful life of 15 years.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
March 31, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents - money market funds	$1,342,000	$-	$-
Liabilities:
Warrant liabilities - Series A Warrants	$-	$-	$259,000

December 31, 2025
Assets:
Cash and cash equivalents - money market funds	$2,927,000	$-	$-
Liabilities:
Warrant liabilities - Series A Warrants	$-	$-	$100,000

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

	March 31, 2026	December 31, 2025
Expected term of warrants (years)	1.75 years	2 years
Risk-free interest rate	3.8%	3.5%
Expected volatility	121.8%	121.8%
Dividend yield	$ -	$ -

The warrant liabilities were initially measured at fair value at the date of issuance and on a recurring basis. The changes in fair value of warrant liabilities will be recognized as part of the consolidated statements of operations. A summary of warrant liability activity for the three months ended March 31, 2026, is as follows:

Balance, December 31, 2025	$100,000
Change in fair value of Series A Warrants	159,000
Balance, March 31, 2026	$259,000

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

Net (loss) income per share

For purposes of net (loss) income per share, the Company’s Series C Preferred shares have the same characteristics as common stock and have no liquidation or other material preferential rights over common stock and accordingly, have been considered as a second class of common stock in the computation of net (loss) income per share regardless of their legal form. (Losses) income are allocated between the common shares and the Series C Preferred on a pro rata basis, as they share equally in (losses) income and residual net assets on an as-converted basis.

Basic (loss) income per share of common stock is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during each period, including pre-funded warrants. The pre-funded warrants to purchase common stock with an exercise price of $0.01 per share are included in the calculation of basic and diluted net (loss) income per share as the exercise price is non-substantive and is virtually assured.

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

For the three months ended March 31, 2026, and 2025, the components of basic and diluted net (loss) income per share were as follows:

	Three Months Ended March 31,
(in thousands except per share amounts)	2026	2025
Numerator:
Net (loss) income	$(7,107,000)	$21,490,000

Net (loss) income attributable to common stockholders	$(5,692,000)	$15,083,000
Net (loss) income attributable to Series C Preferred stockholders	$(1,415,000)	$6,407,000

Denominator:
Weighted-average shares of common stock outstanding, basic	10,640,625	6,965,927
Restricted stock units	-	878
Stock options	-	248,320
Weighted-average shares of common stock outstanding, diluted	10,640,625	7,215,125

Net (loss) income per share of common stock, basic	$(0.53)	$2.17
Net (loss) income per share of common stock, diluted	$(0.53)	$2.09

Weighted-average shares of Series C Preferred outstanding, basic and diluted	6,737	7,398
Net (loss) income per share of Series C Preferred, basic and diluted	$(210.03)	$866.04

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2026	2025
Warrants	3,919,249	3,919,249
Stock Options	2,037,913	211,140
Unvested restricted stock units	151,750	29,938
Series C Preferred (assumed conversion to common stock)	2,694,757	2,959,200
	8,803,669	7,119,527

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

3. Balance Sheet Detail

Prepaid expenses and other current assets:

	March 31,	December 31,
	2026	2025
Research and development	$572,000	$42,000
Insurance	135,000	234,000
Other	138,000	89,000
	$845,000	$365,000

Accrued expenses and other current liabilities:

	March 31,	December 31,
	2026	2025
Research and development	$3,996,000	$4,271,000
Employee compensation	1,275,000	936,000
Professional fees	272,000	158,000
Other	—	128,000
	$5,543,000	$5,493,000

4. Intangible Assets

The following table summarizes intangible assets included on the balance sheet:

	March 31,
	2026
	Gross	Accumulated Amortization	Net
Patent	$2,585,000	$(101,000)	$2,484,000

Total amortization expense for the patent was $43,000 for the three months ended March 31, 2026. There was no amortization expense for the three months ended March 31, 2025.

Future amortization of intangible assets are estimated to be as follows:

Years Ending December 31:
2026 (remaining 9 months)	$129,000
2027	172,000
2028	172,000
2029	172,000
2030	172,000
Thereafter	1,667,000
$2,484,000

5. Commitments and Contingencies

Litigation

In the normal course of business, the Company is from time to time named as a party to legal claims and actions. The Company records a loss contingency reserve for a legal proceeding when the potential loss is considered probable and can be reasonably estimated. The Company has not recorded any amounts for loss contingencies as of March 31, 2026.

On June 17, 2024, Steven M. Fruchtman informed the Board of his intent to resign from his positions as President and Chief Scientific Officer, Oncology and indicated to the Company that Dr. Fruchtman believes his resignation to be for "good reason" under the terms of his employment agreement and his expectation of compensation commensurate therewith and in connection with a change in control. The Board accepted Dr. Fruchtman’s resignation effective immediately but disagrees with the characterization of the events set forth in the letter. The Company believes that no severance payments are due to Dr. Fruchtman under the terms of his employment agreement as it pertains to termination for good reason events. The claims have been submitted to arbitration for resolution, and arbitration proceedings with the American Arbitration Association are currently scheduled to commence on June 1, 2026. At March 31, 2026, the Company determined a range of possible losses associated with Dr. Fruchtman’s claim to be zero to $1,500,000. While the Company intends to defend itself against these claims, and believes it has strong arguments to prevail in the litigation, there can be no assurance that the Company will prevail on its claims.

Contingent Value Rights

The Company issued CVRs to common stockholders as of April 15, 2024, and may be obligated to make future distributions to such CVR holders in connection with entering into strategic arrangements related to its oncology programs and/or future royalty payments related to the successful commercialization of such programs.

6. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

At March 31, 2026, there were 6,737 shares of Series C Preferred outstanding. Certain material provisions of the Series C Preferred are as follows:

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

At the Market Offering Agreement

On March 10, 2025, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Citizens JMP Securities, LLC (“Citizens”), pursuant to which the Company may offer and sell shares of its common stock, having an aggregate sales price of up to $50,000,000 (subject to certain limitations set forth in the ATM Agreement), from time to time, to or through Citizens, acting as sales agent and/or principal. During the three months ended March 31, 2026, the Company sold and issued an aggregate of 1,090,000 shares of its common stock under the ATM Agreement for net proceeds of $1,799,000.

Series A Warrants and Pre-funded Warrants

On February 18, 2025, the Company and certain of the purchasers of Units in the equity offering that closed on December 31, 2024 (the “December 2024 Offering”) entered into amendments to the Series A Warrants (the “Series A Warrant Amendment”), pursuant to which the Series A Warrants issued to such purchasers were amended to (i) increase the threshold for a change of control, for purposes of determining whether a Fundamental Transaction (as defined in the Series A Warrants) has occurred, from 50% of the outstanding common stock of the Company to greater than 50% of the outstanding common stock of the Company, (ii) revise the expected volatility rate to be applied for purposes of determining the Black-Scholes Value of the Series A Warrants to be utilized for calculating consideration payable to the holders of the Series A Warrants in connection with a Fundamental Transaction that is not within the Company’s control, and (iii) remove Section 3(h) of the Series A Warrants, which, under certain circumstances, provided for adjustments to the exercise price of the Series A Warrants in the event of a reverse stock split, stock consolidation, or a recapitalization or similar event involving the Company’s common stock based on the volume weighted average price of the Company’s common stock over the eleven trading day period commencing five trading days immediately preceding such event and the five trading days immediately following such event. The Series A Warrant Amendment resulted in the reclassification of $4,196,000 in warrant liability into permanent equity during the three months ended March 31, 2025.

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

7. Warrants

Common stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. The conditions within ASC 815-40 are not subject to a probability assessment. The equity classified warrants do not fall under the liability criteria within ASC 480 Distinguishing Liabilities from Equity, as they are not puttable and do not represent an instrument that has a redeemable underlying security. The equity classified warrants do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding. No warrants had been granted during the three months ended March 31, 2026.

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the three months ended March 31, 2026 is as follows:

				Balance	Balance
		Exercise	Expiration	December 31,	March 31,
Description	Classification	Price	Date	2025	2026
Non-tradable pre-funded warrants	Equity	$56.25	none	141	141
Non-tradable pre-funded warrants	Equity	$56.25	none	199	199
Non-tradable pre-funded warrants	Equity	$0.01	none	682,090	682,090
Series A Warrants	Liability	$13.42	Variable	543,792	543,792
Series A Warrants	Equity	$13.42	Variable	3,375,457	3,375,457
				4,601,679	4,601,679

8. Stock-Based Compensation

In 2021, the Company adopted its 2021 Incentive Compensation Plan, which was subsequently amended and restated in each of 2022 and 2024 (as amended and restated, the “2021 Plan”). Upon adopting the 2021 Plan, no further awards have been or will be made under the Company’s 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”). Under the 2021 Plan, the Company may grant incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors, consultants, and advisors. At March 31, 2026, there were 113,298 shares available for future issuance with respect to new awards and outstanding awards.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss in either R&D expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense related to stock options and restricted stock units (“RSUs”) as follows for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
Research and development	$466,000	$16,000
General and administrative	168,000	145,000
Total stock-based compensation expense	$634,000	$161,000

A summary of stock option activity for the three months ended March 31, 2026 is as follows:

	Options Outstanding
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Balance, December 31, 2025	1,323,366	$3.55	9.11	$85,000
Granted	724,170	$1.60
Forfeitures and expirations	(9,623)	$88.81
Balance, March 31, 2026	2,037,913	$2.43	9.29	$266,000
Exercisable at March 31, 2026	506,020	$3.26	7.34	$67,000
Vested and expected to vest at March 31, 2026	2,037,913	$2.43	9.29	$266,000

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options at the grant date. The Black-Scholes model requires the Company to make certain estimates and assumptions related to the expected price volatility of the common stock, the period during which the options will be outstanding, the rate of return on risk-free investments and the expected dividend yield for the Company’s stock.

As of March 31, 2026, there was $2,076,000 of  unrecognized compensation expense related to the unvested stock options which is expected to be recognized over a weighted-average period of approximately 0.8 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value of stock options include the following:

	Three Months Ended March 31,
	2026		2025
Risk-free interest rate	3.76%		4.42%
Expected volatility	122.3%		119.1%
Expected term	5.5	years	5.00	years
Expected dividend yield	—%		—%
Weighted average grant date fair value	$1.38		$3.74

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected term of options: Due to its lack of sufficient historical data, the Company estimates the expected life of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin (“SAB”) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.
●	Expected stock price volatility: Expected volatility is based on the historical volatility of the Company’s common stock.
●	Expected annual dividend yield: The Company has never paid, and does not expect to pay, dividends in the foreseeable future. Accordingly, the Company assumed an expected dividend yield of 0.0%.

The Company grants RSUs to employees under the 2021 Plan, which typically have a vesting term of 33% on each of the first and second anniversaries, and 34% on the third anniversary of the date of grant. The compensation committee of the Board has approved RSU grants as inducement awards which vest 25% on each of the first four anniversaries of the date of grant. The Inducement RSUs were granted outside of the Company’s incentive plans in accordance with Nasdaq Listing Rule 5635(c)(4).

A summary of RSU activity for the three months ended March 31, 2026 is as follows:

	Number of Units	Weighted average grant date fair value
Outstanding and unvested December 31, 2025	156,563	$ 4.97
Granted	-	$ -
Vested	(4,813)	$ 7.84
Outstanding and unvested March 31, 2026	151,750	$ 4.88

At March 31, 2026, the unrecognized compensation cost related to unvested service-based RSUs was $511,000, which will be recognized over the remaining service period of 1.4 years.

Grants of PSUs and SARs

During 2020 and 2021, the compensation committee of the Board and the Board approved a cash bonus program of cash-settled stock appreciation right awards to the Company’s employees and non-employee directors, and cash-settled performance stock unit awards to the Company’s employees. These awards were granted outside of the Company’s 2018 Plan and the 2021 Plan. As the Company’s stock price has decreased since these awards were issued, their impact on the results of operations and balance sheet of the Company are not material during 2026 or 2025.

9. Segment Information

The Company has one operating segment. The Company’s CODM is the chief executive officer. The Company’s CODM manages the Company’s operations on a consolidated basis for the purpose of allocating resources. All of the Company’s long-lived assets are held in the United States.

The accounting policies of its segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for its segment based on net loss, which is reported on the unaudited condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total assets. The CODM uses cash forecast models in deciding how to invest into the segment. The CODM analyzes the Company’s net (loss) income and monitors budget versus actual results to assess the performance of the Company.

The table below summarizes the significant expense categories, included within the unaudited condensed consolidated statements of operations, regularly reviewed by the CODM for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
Revenue	$—	$57,000
Less:
Research and development expenses:
Preclinical & clinical development	2,613,000	627,000
Personnel related	389,000	465,000
Other research and development (a)	1,910,000	1,414,000
Total research and development expenses	4,912,000	2,506,000
General and administrative expenses:
Professional & consulting fees	785,000	—
Personnel related	666,000	904,000
Other general and administrative (b)	583,000	1,850,000
Total general and administrative	2,034,000	2,754,000
Change in fair value of warrant liability	159,000	(26,513,000)
Other income, net (c)	2,000	(180,000)
Net (loss) income	$(7,107,000)	$21,490,000

(a)	Other research and development expenses include stock based compensation, manufacturing, formulation, development, and consulting fees.
(b)	Other general and administrative expenses include stock based compensation, public company costs, and insurance.
(c)	Other income, net included interest income.

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

Research and development arrangements with related parties

Prior to consummation of the Merger, Trawsfynydd entered into a Master Research and Development Agreement with ChemDiv, Inc. (“ChemDiv”). Pursuant to the Master Research and Development Agreement, ChemDiv provided services related to preclinical drug discovery to Trawsfynydd prior to the Merger and continues to provide services to the Company post-Merger. Dr. Nikolay Savchuk, COO of the Company and a director on the Board, is a stockholder of ChemDiv and a member of its board of directors. During the three months ended March 31, 2026 and 2025, the Company expensed $1,373,000 and $1,006,000, respectively, as research and development (“R&D”) costs related to ChemDiv’s services in the condensed consolidated statement of operations. As of March 31, 2026, the Company owed ChemDiv $1,856,000, which was included in accounts payable in the Company’s consolidated balance sheets.

11. Subsequent Events

In April 2026, the Company completed the April 2026 Financing, for aggregate gross proceeds of up to $60.0 million. The April 2026 Financing consisted of (i) $10.0 million of upfront gross proceeds at closing from the sale of 5,982,919 shares of the Company's common stock (including pre-funded warrants in lieu thereof), (ii) the issuance of milestone-based warrants with an aggregate exercise price of $10.0 million that becomes exercisable upon receipt of approval from the Medicines and Healthcare products Regulatory Agency ("MHRA") to conduct the human challenge trial, (iii) the issuance of additional milestone-based warrants with an aggregate exercise price of $10.0 million that becomes exercisable upon shareholder approval and the announcement of data from the human challenge trial and (iv) the issuance of common warrants, subject to shareholder approval, with a three-year term to purchase shares of the Company's common stock providing potential additional gross proceeds of $30.0 million if fully exercised. The milestone-based warrants and the common warrants each have an exercise price equal to the per share purchase price in the April 2026 Financing. The common warrants are subject to a forced exercise provision if the trading price of the Company's common stock equals or exceeds 200% of the applicable exercise price for 30 consecutive trading days. The milestone-based warrants become exercisable only upon achievement of the applicable milestone conditions, and there can be no assurance that we will receive any additional proceeds from the exercise of the milestone-based warrants or the common warrants, or as to the timing thereof.

The Company incurred placement agent fees and other offering costs in connection with the April 2026 Financing, including a cash success fee equal to 6% of the upfront gross proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with interim unaudited condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report on Form 10-Q (“Quarterly Report”), and the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15, 2026 (“Annual Report”). As used in this Quarterly Report, unless the context suggests otherwise, the “Company,” “we,” “us,” “our,” “Traws” or “Traws Pharma” refers to Traws Pharma, Inc. and its consolidated subsidiaries.

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

Overview

As of March 31, 2026, we had cash and cash equivalents of $3.1 million and an accumulated deficit of $647.1 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met. Based on current projections, we do not have sufficient cash and cash equivalents as of the date of this Quarterly Report to support our operations for at least the 12 months following the date that the condensed consolidated financial statements included herein are issued. Accordingly, substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that such financial statements are issued.

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

Our Portfolio/ Product Candidates/ Compounds

We are a clinical-stage biopharmaceutical company aiming to address unmet medical needs in respiratory viral diseases and cancer. We have four clinical programs:

●	Tivoxavir marboxil, which we acquired as part of our 2024 merger with Trawsfynydd Therapeutics, Inc. (the “Merger”), is a small molecule cap-dependent endonuclease inhibitor. Cap-dependent endonuclease (“CEN”) is an enzyme that is important for influenza virus replication. Tivoxavir marboxil is intended to inhibit CEN and, thus, is intended to impede influenza virus replication including, the influenza A or B viral strains and bird flu viral strains. It is our intention to develop tivoxavir marboxil as an oral dose given only once for potential treatment and prophylaxis of bird flu and seasonal influenza.

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

There were no other AEs in the trial, including at higher doses. The pharmacokinetic measurements indicated a small food effect for tivoxavir marboxil, with increased exposure when the drug was taken after a meal but otherwise showed increasing exposure with increasing dose.

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

In addition, on June 30, 2025, we announced our proposed Phase 2 dose-ranging, non-inferiority study, which will evaluate the effects of tivoxavir marboxil in patients with seasonal influenza. A separate single arm will evaluate the effects of tivoxavir marboxil in patients infected with H5N1 bird flu. The proposed study has been submitted for HREC review and, once initiated, is expected to enroll subjects in Australia and selected countries in Southeast Asia with high rates of human bird flu infections. During a Type D meeting, the FDA affirmed its position that clinical trial data, rather than reliance on the Animal Rule, is the registrational path for bird flu therapeutics. We have determined to defer the initiation of this study at this time due to the low immediate likelihood of successfully recruiting a Phase 2 study incorporating bird flu-infected subjects. However, we believe that recent approval of our Phase 2 bird flu/seasonal flu phase 2 protocol by Australian and South Korean regulatory authorities will allow us to quickly initiate a clinical study in either the Southern or Northern Hemispheres, respectively, should the incidence rate of bird flu increase. In January 2026, we announced plans to progress an additional indication for TXM as a monthly oral tablet for prophylaxis of seasonal influenza, supported by Phase 1 exposure observations from an earlier capsule formulation and formulation work indicating that a compressed tablet may provide extended coverage; we also announced that a time slot was secured for a human influenza prophylaxis human challenge trial targeted for June 2026, contingent on completion of a planned bridging healthy volunteer study. Separately, FDA informed the Company that its US IND for tivoxavir marboxil was being placed on clinical hold due to concerns with the toxicology data package. The Company is actively engaging with the FDA to address the clinical hold and is working to develop and submit a comprehensive response, with the goal of resolving the hold and advancing the program in the US by the end of 2026.

●	Ratutrelvir (“TRX01”), which we acquired as part of the Merger, is an inhibitor of the main protease (also known as 3CL protease) of the SARS-CoV-2 virus, the causative agent in COVID-19. The main

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

●	Narazaciclib is our oral CDK4-plus inhibitor intended initially to treat breast, endometrial and other cancers. Narazaciclib is a multi-targeted kinase inhibitor targeting multiple CDK’s, AMP-activated protein kinase (“AMPK”), related protein kinase 5 (“ARK5”), and colony-stimulating factor 1 receptor (“CSF1R”) at low nM concentrations, as well as other tyrosine kinases believed to drive tumor cell proliferation, survival and metastasis. We initiated a multi-center Phase 1/2a trial evaluating narazaciclib in combination with letrozole as a second or third-line therapy for recurrent metastatic low-grade endometrioid endometrial cancer in the first calendar quarter of 2023. In this study, both narazaciclib and letrozole were administered orally in the Phase 1 dose escalation phase. The first patient in this trial was dosed in May 2023 and the initial cohort (160 mg) was completed and no DLTs were observed. The 200 mg cohort enrolled 6 evaluable subjects, but two patients experienced dose limiting toxicities. As a result, the dose of narazaciclib of 160mg once daily in combination with letrozole 2.5mg QD was declared to be the maximum tolerated dose and the recommended Phase 2 dose for women with low grade endometrioid endometrial cancer. This study is now closed to accrual. The database has been locked, and a clinical study report is final.

Another Phase 1 study of narazaciclib as a monotherapy has also been conducted in patients with relapsed and/or refractory advanced cancer. The objectives of this study were to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of narazaciclib administered orally as escalating daily doses in patients with advanced cancer relapsed or refractory to at least 1 prior line of therapy. Narazaciclib was dosed on a continuous daily schedule in 28-day cycles. In this study, the highest dose tested was 280mg once daily given continuously. This study is now closed to accrual.

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

Recent Developments

April 2026 Financing

In April 2026, we completed a financing transaction, for aggregate gross proceeds of up to $60.0 million (the "April 2026 Financing"). The April 2026 Financing consisted of (i) $10.0 million of upfront gross proceeds at closing from the sale of 5,982,919 shares of our common stock (including pre-funded warrants in lieu thereof), (ii) the issuance of milestone-based warrants with an aggregate exercise price of $10.0 million that becomes exercisable upon receipt of approval from the Medicines and Healthcare products Regulatory Agency ("MHRA") to conduct the human challenge trial in the UK, (iii) the issuance of additional milestone-based warrant with an aggregate exercise price of $10.0 million that becomes exercisable upon shareholder approval and the announcement of data from the human challenge trial and (iv) the issuance of common warrants, subject to shareholder approval, with a three-year term to purchase shares of our common stock, providing potential additional gross proceeds of $30.0 million if fully exercised. The milestone-based warrants and the common warrants each have an exercise price equal to the per share purchase price in the April 2026 Financing. The common warrants are subject to a forced exercise provision if the trading price of our common stock equals or exceeds 200% of the applicable exercise price for 30 consecutive trading days. The milestone-based warrants become exercisable only upon achievement of the applicable milestone conditions, and there can be no assurance that we will receive any additional proceeds from the exercise of the milestone-based warrants or the common warrants, or as to the timing thereof.

At close, we paid transaction costs including a cash success fee equal to 6% of the upfront gross proceeds, and we intend to use the net proceeds for working capital and general corporate purposes, including funding our clinical and regulatory activities.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025	Change
Revenue	$—	$57,000	$(57,000)
Operating expenses:
Research and development	4,912,000	2,506,000	(2,406,000)
General and administrative	2,034,000	2,754,000	720,000
Total operating expenses	6,946,000	5,260,000	(1,686,000)
Loss from operations	(6,946,000)	(5,203,000)	(1,743,000)
Change in fair value of warrant liability	(159,000)	26,513,000	(26,672,000)
Other income, net	(2,000)	180,000	(182,000)
Net (loss) income	$(7,107,000)	$21,490,000	$(28,597,000)

Research and development expenses

The details of our research and development expenses are:

	Three Months Ended March 31,
	2026	2025
Virology	4,000,000	1,774,000
Oncology	57,000	251,000
Personnel related	389,000	465,000
Stock based compensation	466,000	16,000
	$4,912,000	$2,506,000

Research and development expenses increased by $2.4 million, or 96%, to $4.9 million for the three months ended March 31, 2026 from $2.5 million for the three months ended March 31, 2025. This increase was primarily related to a $2.2 million increase in virology expenses due to our ongoing development activities for ratutrelvir, tivoxavir marboxil, and TRX01, including the completion of our Phase 2a clinical trial for ratutrelvir and the initiation of a bridging study for tivoxavir marboxil in March 2026 and a $0.5 million increase in stock based compensation expenses, partially offset by a $0.2 million decrease in oncology expenses as we continue to pursue strategic partnerships for our oncology assets and a $0.1 million decrease in personnel expenses.

General and administrative expenses

	Three Months Ended March 31,
	2026	2025
Professional & consulting fees	$785,000	$1,192,000
Stock based compensation	168,000	145,000
Personnel related	666,000	904,000
Public company costs	225,000	320,000
Insurance & other	190,000	193,000
	$2,034,000	$2,754,000

General and administrative expenses decreased by $0.8 million, or (26)%, to $2.0 million for the three months ended March 31, 2026 from $2.8 million for the three months ended March 31, 2025.

Change in fair value of warrant liability

Change in fair value of warrant liability during the three months ended March 31, 2026 was $0.2 million. Change in fair value of warrant liability of $26.5 million during the three months ended March 31, 2025 represents the remeasurement of the warrant liability upon amendment of the pre-funded and Series A Warrants, whereas the previously liability-classified warrants were reclassified to permanent equity, the exercise of pre-funded warrants, and the remaining Series A Warrants as of March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $3.1 million, an accumulated deficit of $647.1 million, and a working capital deficit of $7.9 million. Since inception, we have experienced negative cash flows from our operations and expect to continue to incur significant expenses in connection with our ongoing activities.

In April 2026, we completed the April 2026 Financing. The April 2026 Financing consisted of (i) $10.0 million of upfront gross proceeds at closing from the sale of shares of our common stock (or pre-funded warrants in lieu thereof), (ii) a milestone-based warrant with an aggregate exercise price of $10.0 million that becomes exercisable upon receipt of approval from the Medicines and Healthcare products Regulatory Agency ("MHRA") to conduct the human challenge trial in the UK, (iii) a second milestone-based warrant with an aggregate exercise price of $10.0 million that becomes exercisable upon shareholder approval and the announcement of data from the human challenge trial and (iv) common warrants, subject to shareholder approval, with a three-year term to purchase shares of our common stock, providing potential additional gross proceeds of $30.0 million if fully exercised.

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

Based on our current projections, as of the date of this Quarterly Report, we believe that our existing cash and cash equivalents, together with the net proceeds received at closing from the April 2026 Financing, will not be sufficient to fund our operating requirements for at least the 12 months following the date that the consolidated financial statements included herein are issued. Accordingly, substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that such financial statements are issued.

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

Cash Flows

The following table summarizes the Company’s cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(2,576,000)	$(5,437,000)
Financing activities	1,897,000	13,000
Effect of foreign currency translation	(8,000)	23,000
Net decrease in cash and cash equivalents	$(687,000)	$(5,401,000)

Operating Activities

Net cash used in operating activities was $2.6 million for the three months ended March 31, 2026, which consisted of net loss of $7.1 million, non-cash charges, partially offset by $0.8 million primarily attributable to stock-based compensation, and a $4.1 million change in operating assets and liabilities. Significant changes in operating assets and liabilities included an increase in accounts payable due to timing of invoices and payments to our vendors, which was partially offset by net decreases in prepaid expenses and other assets.

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

Financing Activities

Net cash provided by financing activities was $1.9 million for the three months ended March 31, 2026, and was attributable to the proceeds received from the sale of shares of our common stock under our ongoing At The Market equity offering, offered pursuant to that certain At The Market Offering Agreement, dated March 10, 2025, by and between the Company and Citizens JMP Securities, LLC (“Citizens”) (the “ATM Agreement”), pursuant to which the Company may offer and sell shares of its common stock, having aggregate sales price of up to $50,000,000 (subject to certain limitations set forth in the ATM Agreement, including the “baby shelf” limitation under General Instruction I.B.6. of Form S-3), from time to time, to or through Citizens, acting as sales agent and/or principal.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2026 to be higher than 2025 due to clinical trials and increased headcount in our clinical and regulatory groups. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that, currently, our non-cancelable obligations under these agreements are not material. Based on current projections, we believe that we do not have sufficient cash and cash equivalents to support our operations for more than one year following the date that these financial statements from our Quarterly Report on Form 10-Q are issued. These conditions raise substantial doubt about our ability to continue as a going concern through the one-year period after the date that the financial statements are issued.

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

Pro Forma Impact of the April 2026 Financing

The following financial information has been developed by application of pro forma adjustments to the historical financial statements of the Company appearing elsewhere in this Quarterly Report. The unaudited pro forma information gives effect to the 2026 private placement.

The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the results of operations or financial position of the Company would have been had the transactions described above actually occurred on the dates indicated, nor do they purport to project the financial condition of the Company for any future period or as of any future date. The unaudited pro forma financial information should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Quarterly Report.

Unaudited Pro Forma Balance Sheet

	As of March 31, 2026
	As Reported	Adjustments	Pro Forma As Adjusted
		April 2026 Financing
Assets
Current assets:
Cash and cash equivalents	$3,133,000	$9,400,000	$12,533,000
Tax incentive and other receivables	1,687,000	—	1,687,000
Prepaid expenses and other assets	845,000	—	845,000
Total current assets	5,665,000	9,400,000	15,065,000
Property and equipment, net	6,000	—	6,000
Intangible assets, net	2,484,000	—	2,484,000
Other assets	1,000	—	1,000
Total assets	$8,156,000	$9,400,000	$17,556,000
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$7,665,000	$—	$7,665,000
Accrued expenses and other liabilities	5,543,000	—	5,543,000
Total current liabilities	13,208,000	—	13,208,000
Warrant liabilities	259,000	—	259,000
Total liabilities	13,467,000	—	13,467,000

Stockholders’ (deficit) equity:
Series C Preferred stock, $0.01 par value, 5,000,000 shares authorized, 7,440 shares issued and 6,737 shares outstanding at March 31, 2026 and December 31, 2025	—	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 10,162,587 and 16,145,506 shares issued and outstanding at March 31, 2026 as reported and pro forma, respectively	101,000	—	101,000
Additional paid-in capital	641,681,000	9,400,000	651,081,000
Accumulated deficit	(647,091,000)	—	(647,091,000)
Accumulated other comprehensive income	(2,000)	—	(2,000)
Total stockholders’ (deficit) equity	(5,311,000)	9,400,000	4,089,000
Total liabilities and stockholders’ (deficit) equity	$8,156,000	$9,400,000	$17,556,000

The unaudited pro forma balance sheet as of March 31, 2026 gives effect to an assumed $10.0 million gross equity financing completed after March 31, 2026. Offering costs are assumed to be $0.6 million (6% of gross proceeds) and are reflected as a reduction of additional paid-in capital in accordance with U.S. GAAP. No proceeds from warrant exercises are reflected.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our interim unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, stock-based compensation, and the contingent value rights. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of March 31, 2026, there have been no significant changes in our critical accounting policies and estimates as discussed in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2026, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

Repurchases

The Company did not repurchase any of the Company’s outstanding equity securities during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or officers informed us of any adoption, modification, or termination of any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

TRAWS PHARMA, INC.

Dated: May 15, 2026

/s/ Iain Dukes, D. Phil
Iain Dukes, D. Phil
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Dated: May 15, 2026

/s/ Charles Parker
Charles Parker
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)