Form 10-Q
period 2026-06-30
Traws Pharma, Inc.
filed 2026-08-14
CIK 1130598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36020

Traws Pharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3627252
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12 Penns Trail, Newtown, PA	18940
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (267) 759-3680

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TRAW	The Nasdaq Stock Market LLC

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, as of August 12, 2026 was 15,368,277.

TRAWS PHARMA, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Traws Pharma, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$5,016,000	$3,820,000
Tax incentive and other receivables	3,454,000	3,794,000
Prepaid expenses and other assets	553,000	365,000
Total current assets	9,023,000	7,979,000
Property and equipment, net	5,000	7,000
Intangible assets, net	2,441,000	2,527,000
Other assets	1,000	104,000
Total assets	$11,470,000	$10,617,000
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,334,000	$5,653,000
Accrued expenses and other liabilities	3,401,000	5,493,000
Total current liabilities	9,735,000	11,146,000
Warrant liabilities	44,000	100,000
Total liabilities	9,779,000	11,246,000

Commitments and contingencies (Note 5)

Stockholders’ deficit:
Series C Preferred stock, $0.01 par value, 5,000,000 shares authorized, 7,440 shares issued and 6,737 shares outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 15,264,812 and 9,067,774 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	152,000	90,000
Additional paid-in capital	651,689,000	639,259,000
Accumulated deficit	(650,145,000)	(639,984,000)
Accumulated other comprehensive (loss) income	(5,000)	6,000
Total stockholders’ equity (deficit)	1,691,000	(629,000)
Total liabilities and stockholders’ equity (deficit)	$11,470,000	$10,617,000

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$—	$2,733,000	$—	$2,790,000
Operating expenses:
Research and development	1,101,000	2,291,000	6,013,000	4,797,000
General and administrative	3,479,000	1,691,000	5,513,000	4,445,000
Other operating income	(1,405,000)	—	(1,405,000)	—
Total operating expenses	3,175,000	3,982,000	10,121,000	9,242,000
Loss from operations	(3,175,000)	(1,249,000)	(10,121,000)	(6,452,000)
Change in fair value of warrant liability	215,000	146,000	56,000	26,659,000
Other (loss) income, net	(94,000)	188,000	(96,000)	368,000
Net (loss) income	$(3,054,000)	$(915,000)	$(10,161,000)	$20,575,000
Net (loss) income attributable to common stockholders, basic and diluted	$(2,611,000)	$(625,000)	$(8,446,000)	$14,860,000
Weighted-average shares of common stock outstanding, basic	15,864,041	5,820,903	13,266,763	7,359,825
Net (loss) income per share of common stock, basic	$(0.16)	$(0.11)	$(0.64)	$2.02
Weighted-average shares of common stock outstanding, diluted	15,864,041	5,820,903	13,266,763	7,614,325
Net (loss) income per share of common stock, diluted	$(0.16)	$(0.11)	$(0.64)	$1.95
Net (loss) income attributable to Series C Preferred stockholders, basic and diluted	$(443,000)	$(290,000)	$(1,715,000)	$5,715,000
Weighted-average shares of Series C Preferred outstanding, basic and diluted	6,737	6,759	6,737	7,077
Net (loss) income per share of Series C Preferred, basic and diluted	$(65.76)	$(42.91)	$(254.56)	$807.55

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(3,054,000)	$(915,000)	$(10,161,000)	$20,575,000
Other comprehensive (loss) income
Foreign currency translation adjustments	(3,000)	28,000	(11,000)	51,000
Other comprehensive (loss) income	(3,000)	28,000	(11,000)	51,000
Comprehensive (loss) income	$(3,057,000)	$(887,000)	$(10,172,000)	$20,626,000

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Deficit (unaudited)

	Three Month Period Ended June 30, 2026 and 2025
							Accumulated
					Additional		other
	Preferred Stock		Common Stock		Paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Capital	deficit	income (loss)	Total
Balance at March 31, 2026	6,737	$—	10,162,587	$101,000	$641,681,000	$(647,091,000)	$(2,000)	$(5,311,000)
Stock-based compensation	—	—	—	—	816,000	—	—	816,000
Shares issued for vested restricted stock units	—	—	5,300	—	—	—	—	—
Issuance of common stock and warrants, net of offering costs	—	—	5,096,925	51,000	9,192,000	—	—	9,243,000
Other comprehensive loss	—	—	—	—	—	—	(3,000)	(3,000)
Net loss	—	—	—	—	—	(3,054,000)	—	(3,054,000)
Balance at June 30, 2026	6,737	$—	15,264,812	$152,000	$651,689,000	$(650,145,000)	$(5,000)	$1,691,000

Balance at March 31, 2025	7,398	$—	5,076,598	50,000	633,633,000	(627,664,000)	(19,000)	$6,000,000
Stock-based compensation	—	—	—	—	105,000	—	—	105,000
Shares issued for vested restricted stock units	—	—	5,301	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	1,522,947	16,000	3,026,000	—	—	3,042,000
Exercise of prefunded warrants	—	—	200,000	2,000	—	—	—	2,000
Conversion of Series C Preferred shares into common stock	(661)	—	264,302	3,000	(3,000)	—	—	—
Other comprehensive loss	—	—	—	—	—	—	28,000	28,000
Net loss	—	—	—	—	—	(915,000)	—	(915,000)
Balance at June 30, 2025	6,737	$—	7,069,148	$71,000	$636,761,000	$(628,579,000)	$9,000	$8,262,000

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Deficit (unaudited)

							Accumulated
					Additional		other
	Preferred Stock		Common Stock		Paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Capital	deficit	income (loss)	Total
Balance at December 31, 2025	6,737	$—	9,067,774	$90,000	$639,259,000	$(639,984,000)	$6,000	$(629,000)
Stock-based compensation	—	—	—	—	1,450,000	—	—	1,450,000
Shares issued for vested restricted stock units	—	—	10,113	—	—	—	—	—
Issuance of common stock and warrants, net of offering costs	—	—	6,186,925	62,000	10,980,000	—	—	11,042,000
Other comprehensive loss	—	—	—	—	—	—	(11,000)	(11,000)
Net loss	—	—	—	—	—	(10,161,000)	—	(10,161,000)
Balance at June 30, 2026	6,737	$—	15,264,812	$152,000	$651,689,000	$(650,145,000)	$(5,000)	$1,691,000

Balance at December 31, 2024	7,398	$—	3,650,731	$36,000	$617,530,000	$(649,154,000)	$(42,000)	$(31,630,000)
Stock-based compensation	—	—	—	—	266,000	—	—	266,000
Shares issued for vested restricted stock units	—	—	6,509	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	1,565,047	16,000	3,141,000	—	—	3,157,000
Reclassification of warrant liability upon exercise of prefunded warrants and amended warrant agreements	—	—	—	—	15,827,000	—	—	15,827,000
Exercise of prefunded warrants	—	—	1,582,559	16,000	—	—	—	16,000
Conversion of Series C Preferred shares into common stock	(661)	—	264,302	3,000	(3,000)	—	—	—
Other comprehensive income	—	—	—	—	—	—	51,000	51,000
Net income	—	—	—	—	—	20,575,000	—	20,575,000
Balance at June 30, 2025	6,737	$—	7,069,148	$71,000	$636,761,000	$(628,579,000)	$9,000	$8,262,000

See accompanying notes to condensed consolidated financial statements.

Traws Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net (loss) income	$(10,161,000)	$20,575,000
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liability	(56,000)	(26,659,000)
Depreciation and amortization	88,000	2,000
Stock-based compensation	1,450,000	266,000
Changes in assets and liabilities:
Receivables	340,000	442,000
Prepaid expenses and other current assets	(188,000)	882,000
Other assets	5,000	—
Accounts payable	534,000	(3,605,000)
Accrued expenses and other current liabilities	(2,092,000)	(528,000)
Deferred revenue	—	(2,791,000)
Net cash used in operating activities	(10,080,000)	(11,416,000)

Financing activities:
Proceeds from sale of common stock pursuant to the ATM	2,017,000	3,379,000
Proceeds from sale of common stock pursuant to the April Offering	10,000,000	—
Payment of offering costs	(730,000)	(287,000)
Proceeds from exercised prefunded warrants	—	16,000
Net cash provided by financing activities	11,287,000	3,108,000
Effect of foreign currency translation on cash	(11,000)	51,000
Net increase (decrease) in cash and cash equivalents	1,196,000	(8,257,000)
Cash and cash equivalents at beginning of period	3,820,000	21,338,000
Cash and cash equivalents at end of period	$5,016,000	$13,081,000
Supplemental disclosure of cash flow information:
Deferred offering costs in accounts payable	$147,000	$178,000
Reclassification of warrant liability upon exercise of prefunded warrants and amended warrant agreements	$—	$15,827,000

See accompanying notes to condensed consolidated financial statements.

TRAWS PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

1. Nature of Business

The Company

Traws Pharma, Inc. (“Traws Pharma” or the “Company”), formerly known as Onconova Therapeutics, Inc., was incorporated in the State of Delaware on December 22, 1998 and commenced operations on January 1, 1999. The Company’s headquarters are located in Newtown, Pennsylvania. On April 1, 2024, the Company acquired Trawsfynydd Therapeutics, Inc., a Delaware corporation (“Trawsfynydd”), through a merger (the “Merger”) and the name change to Traws Pharma was effected. The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in two programs that were grouped as a single identifiable in-process research and development (“IPR&D”) asset. Traws Pharma is a clinical stage biopharmaceutical company dedicated to developing novel therapies to target critical threats to human health in respiratory viral diseases. Following the Merger, the Company has four clinical programs: (i) tivoxavir marboxil, an investigational oral, small molecule CAP-dependent endonuclease inhibitor designed to be administered as a single-dose for the treatment of bird flu and seasonal influenza; (ii) ratutrelvir, an inhibitor of the main protease (also known as 3CL protease) of the SARS-CoV-2 virus, the causative agent in COVID-19; (iii) narazaciclib (ON 123300), a multi-targeted kinase inhibitor in solid tumors and hematological malignancies as a single agent or in combination with other anti-cancer therapies; and (iv) rigosertib, administered alone or in combination for investigation in various cancers. The Company’s primary focus is the development of tivoxavir marboxil and ratutrelvir, and its strategic objective for narazaciclib and rigosertib is limited to business development activities—namely, seeking partnerships or out-licensing arrangements to enable their further development by third parties.

Liquidity

The Company has incurred recurring operating losses since inception. As of June 30, 2026, the Company had an accumulated deficit of approximately $650,145,000. The Company anticipates that operating losses will continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its clinical programs, strategic alliances and its administrative organization. At June 30, 2026, the Company had cash and cash equivalents of $5,016,000. Based on current projections, the Company believes that it does not have sufficient cash and cash equivalents to support its operations for more than one year following the date that these financial statements are issued. As a result of these conditions, substantial doubt exists about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries: Trawsfynydd Therapeutics LLC, Trawsfynydd Therapeutics AU Ltd, Throxavir Therapeutics AU Pty Ltd and Onconova Europe GmbH. All significant intercompany transactions have been eliminated.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2026 and 2025, the consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2026 and 2025 and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026, the results of its operations for the three and six months ended June 30, 2026 and 2025, and its cash flows for the six months ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are unaudited. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K /A for the fiscal year ended December 31, 2025 (“Annual Report”), filed with the SEC on April 15, 2026.

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

At June 30, 2026, the Company had $3,905,000 of its cash and cash equivalents in money market funds that invest in a portfolio of liquid, high-quality debt securities issued by the U.S. government.

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

Tax Incentive Receivable

The Company is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian Research and Development Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when the relevant expenditure has been incurred, the amount can be reliably measured and the Australian Tax Incentive will be received. The Company’s Australian subsidiaries began operations in the second quarter of 2024, and the Company has recognized reductions to R&D expenses of $1,990,000 and $2,390,000 for the three and six months ended June 30, 2026, respectively, and $0 and $63,000 for the three and six months ended June 30, 2025, respectively.

Impairment of Definite Lived Intangible Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flows, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in an estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the asset. No impairment losses were recorded for the three and six months ended June 30, 2026 or 2025.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
June 30, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents - money market funds	$3,905,000	$-	$-
Liabilities:
Warrant liabilities - Series A Warrants	$-	$-	$44,000

December 31, 2025
Assets:
Cash and cash equivalents - money market funds	$2,927,000	$-	$-
Liabilities:
Warrant liabilities - Series A Warrants	$-	$-	$100,000

On December 29, 2024, the Company entered into a Securities Purchase Agreement with several investors for the sale of (i) up to 3,630,205 Class A Units (“Class A Units”), each Class A Unit consisting of (a) one share of common stock or one pre-funded warrant to initially purchase one share of common stock and (b) one Series A Warrant to purchase one share of common stock (“Series A Warrants”), and (ii) 289,044 Class B Units (the “Class B Units,” and, together with the Class A Units, the “Units”), each Class B Unit consisting of one pre-funded warrant and one Series A Warrant. The fair value of the pre-funded warrants is the intrinsic value of the pre-funded warrants due to their nominal exercise price. The fair value of the Series A Warrants was calculated using the Black-Scholes option pricing model and is revalued to fair value at the end of each reporting period until the earlier of the exercise or expiration of the Series A Warrants. The fair value of the Series A Warrant liability was estimated using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2026	December 31, 2025
Expected term of warrants (years)	1.5 years	2 years
Risk-free interest rate	3.7%	3.5%
Expected volatility	132.1%	121.8%
Dividend yield	$ -	$ -

The warrant liabilities were initially measured at fair value at the date of issuance and on a recurring basis. The changes in fair value of warrant liabilities will be recognized as part of the consolidated statements of operations. A summary of warrant liability activity for the three and six months ended June 30, 2026, is as follows:

Balance, December 31, 2025	$100,000
Change in fair value of Series A Warrants	159,000
Balance, March 31, 2026	259,000
Change in fair value of Series A Warrants	(215,000)
Balance, June 30, 2026	$44,000

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

For the three and six months ended June 30, 2026, and 2025, the components of basic and diluted net (loss) income per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income	$(3,054,000)	$(915,000)	$(10,161,000)	$20,575,000

Net (loss) income attributable to common stockholders	$(2,611,000)	$(625,000)	$(8,446,000)	$14,860,000
Net (loss) income attributable to Series C Preferred stockholders	$(443,000)	$(290,000)	$(1,715,000)	$5,715,000

Denominator:
Weighted-average shares of common stock outstanding, basic	15,864,041	5,820,903	13,266,763	7,359,825
Restricted stock units	-	-	-	2,825
Stock options	-	-	-	251,675
Weighted-average shares of common stock outstanding, diluted	15,864,041	5,820,903	13,266,763	7,614,325

Net (loss) income per share of common stock, basic	$(0.16)	$(0.11)	$(0.64)	$2.02
Net (loss) income per share of common stock, diluted	$(0.16)	$(0.11)	$(0.64)	$1.95

Weighted-average shares of Series C Preferred outstanding, basic and diluted	6,737	6,759	6,737	7,077
Net (loss) income per share of Series C Preferred, basic and diluted	$(65.76)	$(42.91)	$(254.56)	$807.55

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2026	2025
Warrants	33,833,844	3,919,589
Stock Options	2,037,911	299,784
Unvested restricted stock units	146,450	22,690
Series C Preferred (assumed conversion to common stock)	2,694,900	2,694,900
	38,713,105	6,936,963

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

3. Balance Sheet Detail

Prepaid expenses and other current assets:

	June 30,	December 31,
	2026	2025
Research and development	$427,000	$42,000
Insurance	33,000	234,000
Other	93,000	89,000
	$553,000	$365,000

Accrued expenses and other current liabilities:

	June 30,	December 31,
	2026	2025
Research and development	$1,481,000	$4,271,000
Employee compensation	1,472,000	936,000
Professional fees	448,000	158,000
Other	—	128,000
	$3,401,000	$5,493,000

4. Intangible Assets

The following table summarizes intangible assets included on the balance sheet:

	June 30,
	2026
	Gross	Accumulated Amortization	Net
Patent	$2,585,000	$(144,000)	$2,441,000

Total amortization expense for the patent was $43,000 and $86,000 for the three and six months ended June 30, 2026. There was no amortization expense for the three and six months ended June 30, 2025.

Future amortization of intangible assets is estimated to be as follows:

Years Ending December 31:
2026 (remaining 6 months)	$86,000
2027	172,000
2028	172,000
2029	172,000
2030	172,000
Thereafter	1,667,000
$2,441,000

5. Commitments and Contingencies

Litigation

In the normal course of business, the Company is from time to time named as a party to legal claims and actions. The Company records a loss contingency reserve for a legal proceeding when the potential loss is considered probable and can be reasonably estimated. The Company has not recorded any amounts for loss contingencies as of June 30, 2026.

On June 17, 2024, Steven M. Fruchtman informed the Board of his intent to resign from his positions as President and Chief Scientific Officer, Oncology and indicated to the Company that Dr. Fruchtman believed his resignation to be for “good reason” under the terms of his employment agreement and his expectation of compensation commensurate therewith and in connection with a change in control. The Board accepted Dr. Fruchtman’s resignation effective immediately but disagreed with the characterization of the events set forth in the letter. The claims were submitted to arbitration for resolution, and arbitration proceedings began in June 2026 with the American Arbitration Association. Following an evidentiary hearing held in June 2026, the arbitrator issued a Decision and Award on July 14, 2026. The arbitrator denied Mr. Fruchtman's claims for breach of contract and breach of the implied covenant of good faith and fair dealing, finding that Mr. Fruchtman did not have "Good Reason" to resign because his removal from the Board of Directors and the CEO position did not constitute a material breach of his employment agreements, and because he failed to prove that control of the Company changed immediately following the merger within the meaning of the applicable "Change in Control" definition. Accordingly, the arbitrator found that Mr. Fruchtman was not entitled to severance payments. In addition, the arbitrator denied Mr. Fruchtman's motion for discovery sanctions, finding that the Company's conduct did not warrant sanctions. As a result, the Company does not expect to incur any liability, including any severance or change in control payments, in connection with that matter, and no loss contingency has been recorded with respect to this matter as of June 30, 2026.

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

6. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

At June 30, 2026, there were 6,737 shares of Series C Preferred stock outstanding. Certain material provisions of the Series C Preferred are as follows:

Conversion: Each share of Series C Preferred is convertible into 400 shares of Company common stock, subject to the Beneficial Ownership Limitation (as defined below).

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

At the Market Offering Agreement

On March 10, 2025, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Citizens JMP Securities, LLC (“Citizens”), pursuant to which the Company may offer and sell shares of its common stock, having an aggregate sales price of up to $50,000,000 (subject to certain limitations set forth in the ATM Agreement), from time to time, to or through Citizens, acting as sales agent and/or principal. During the three and six months ended June 30, 2026, the Company sold and issued 103,513 and 1,193,513 shares of its common stock, under the ATM Agreement for net proceeds of $119,000 and $1,918,000, respectively.

April 2026 Financing

On April 15, 2026, the Company entered into a Securities Purchase Agreement for a private placement (the “April 2026 Financing”), which closed on April 16, 2026. At closing, the Company issued 5,982,919 shares of its common stock (including 989,507 pre-funded warrants issued in lieu thereof) for aggregate upfront gross proceeds of approximately $10,000,000, at a purchase price of $1.6730 per share ($1.6630 per accompanying pre-funded warrant, each pre-funded warrant having an exercise price of $0.01). The Company also issued (i) April 2026 Series A Warrants to purchase up to 5,982,919 shares of common stock, (ii) April 2026 Series B Warrants to purchase up to 5,982,919 shares of common stock, and (iii) April 2026 Series C Warrants to purchase up to 17,948,757 shares of common stock, each with an exercise price of $1.673 per share, subject to adjustment. If all such warrants are exercised for cash, the Company will receive additional gross proceeds of approximately $50,000,000.

The April 2026 Series A Warrants become exercisable upon the Company’s receipt of approval from the Medicines and Healthcare products Regulatory Agency (“MHRA”) to conduct a human challenge trial in the United Kingdom (“UK”). The April 2026 Series B Warrants become exercisable upon the later of the announcement of data from the human challenge trial or receipt of Shareholder Approval. The April 2026 Series C Warrants become exercisable upon receipt of Shareholder Approval, have a three-year term, and are subject to a forced-exercise provision under which, if the closing price of the Company’s common stock is at or above 200% of the exercise price for an uninterrupted period of 30 trading days, the Company may call for cancellation of the unexercised April 2026 Series C Warrants for consideration of $0.001 per underlying share. Each warrant is subject to a beneficial ownership limitation of 4.99% (9.99% at the holder’s election). As of June 30, 2026, none of the April 2026 Series A Warrants, April 2026 Series B Warrants or April 2026 Series C Warrants were exercisable.

The Company incurred placement agent fees and other offering costs in connection with the April 2026 Financing, including a cash fee equal to 6.0% of gross proceeds and reimbursement of certain placement agent expenses of up to $175,000, resulting in net proceeds of $9,390,000.

On July 8, 2026, at the Company’s 2026 Annual Meeting of Stockholders, the Company’s stockholders approved, in accordance with Nasdaq Listing Rule 5635(d), the issuance of shares of common stock upon exercise of the April 2026 Series B Warrants and April 2026 Series C Warrants issued in the April 2026 Financing (the “Shareholder Approval”). As a result of the Shareholder Approval, the April 2026 Series C Warrants became exercisable, and the April 2026 Series B Warrants will become exercisable upon the announcement of data from the human challenge trial.

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

7. Warrants

Common stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. The conditions within ASC 815-40 are not subject to a probability assessment. The equity classified warrants do not fall under the liability criteria within ASC

480 Distinguishing Liabilities from Equity, as they are not puttable and do not represent an instrument that has a redeemable underlying security. The equity classified warrants do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding. All warrants granted during the six months ended June 30, 2026 were issued in connection with the April 2026 Financing described in Note 6.

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the six months ended June 30, 2026 is as follows:

				Balance		Balance
		Exercise	Expiration	December 31,	Warrants	June 30,
Description	Classification	Price	Date	2025	Issued	2026
Non-tradable pre-funded warrants	Equity	$56.25	none	141	—	141
Non-tradable pre-funded warrants	Equity	$56.25	none	199	—	199
Non-tradable pre-funded warrants	Equity	$0.01	none	682,090	—	682,090
Series A Warrants	Liability	$13.42	Variable	543,792	—	543,792
Series A Warrants	Equity	$13.42	Variable	3,375,457	—	3,375,457
April 2026 pre-funded warrants	Equity	$0.01	none	—	989,507	989,507
April 2026 Series A Warrants	Equity	$1.673	Variable	—	5,982,919	5,982,919
April 2026 Series B Warrants	Equity	$1.673	Variable	—	5,982,919	5,982,919
April 2026 Series C Warrants	Equity	$1.673	April 2029	—	17,948,757	17,948,757
				4,601,679	30,904,102	35,505,781

8. Stock-Based Compensation

In 2021, the Company adopted its 2021 Incentive Compensation Plan, which was subsequently amended and restated in each of 2022 and 2024 (as amended and restated, the “2021 Plan”). Upon adopting the 2021 Plan, no further awards have been or will be made under the Company’s 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”). Under the 2021 Plan, the Company may grant incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors, consultants, and advisors. At June 30, 2026, there were 113,300 shares available for future issuance with respect to new awards.

On July 8, 2026, at the Company’s 2026 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares of common stock available for issuance thereunder by 2,000,000 shares and to make certain other administrative changes.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss in either R&D expenses or general and administrative expenses depending on the function performed by the optionee. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The Company recognized stock-based compensation expense related to stock options and restricted stock units (“RSUs”) as follows for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$(71,000)	$17,000	$395,000	$33,000
General and administrative	887,000	88,000	1,055,000	233,000
Total stock-based compensation expense	$816,000	$105,000	$1,450,000	$266,000

A summary of stock option activity for the six months ended June 30, 2026 is as follows:

	Options Outstanding
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Balance, December 31, 2025	1,323,366	$3.55	9.11	$85,000
Granted	724,170	$1.60
Forfeitures and expirations	(9,625)	$100.86
Balance, June 30, 2026	2,037,911	$2.40	9.04	$12,000
Exercisable at June 30, 2026	540,167	$3.24	7.64	$12,000
Vested and expected to vest at June 30, 2026	2,037,911	$2.40	9.04	$12,000

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

As of June 30, 2026, there was $1,379,000 of unrecognized compensation expense related to the unvested stock options which is expected to be recognized over a weighted-average period of approximately 0.6 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value of stock options include the following:

	Six Months Ended June 30,
	2026		2025
Risk-free interest rate	3.76%		4.17%
Expected volatility	122.3%		120.5%
Expected term	5.5	years	5.3	years
Expected dividend yield	—%		—%
Weighted average grant date fair value	$1.38		$2.34

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected term of options: Due to its lack of sufficient historical data, the Company estimates the expected life of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin (“SAB”) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.
●	Expected stock price volatility: Expected volatility is based on the historical volatility of the Company’s common stock.
●	Expected annual dividend yield: The Company has never paid, and does not expect to pay, dividends in the foreseeable future. Accordingly, the Company assumed an expected dividend yield of 0.0%.

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

A summary of RSU activity for the six months ended June 30, 2026 is as follows:

	Number of Units	Weighted average grant date fair value
Outstanding and unvested December 31, 2025	156,563	$ 4.97
Granted	-	$ -
Vested	(10,113)	$ 16.83
Outstanding and unvested June 30, 2026	146,450	$ 4.15

At June 30, 2026, the unrecognized compensation cost related to unvested service-based RSUs was $393,000, which will be recognized over the remaining service period of 1.2 years.

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

The table below summarizes the significant expense categories, included within the unaudited condensed consolidated statements of operations, regularly reviewed by the CODM for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$—	$2,733,000	$—	$2,790,000
Less:
Research and development expenses:
Preclinical & clinical development	(85,000)	1,897,475	2,528,000	2,524,475
Personnel related	472,000	425,000	861,000	890,000
Other research and development (a)	714,000	(31,475)	2,624,000	1,382,525
Total research and development expenses	1,101,000	2,291,000	6,013,000	4,797,000
General and administrative expenses:
Professional & consulting fees	1,512,000	634,000	2,297,000	1,826,000
Personnel related	510,000	512,000	1,176,000	1,416,000
Other general and administrative (b)	1,457,000	545,000	2,040,000	1,203,000
Total general and administrative	3,479,000	1,691,000	5,513,000	4,445,000
Other operating income (c)	(1,405,000)	—	(1,405,000)	—
Change in fair value of warrant liability	(215,000)	(146,000)	(56,000)	(26,659,000)
Other loss (income), net (d)	94,000	(188,000)	96,000	(368,000)
Net (loss) income	$(3,054,000)	$(915,000)	$(10,161,000)	$20,575,000

(a)	Other research and development expenses include stock-based compensation, manufacturing, formulation, development, and consulting fees.
(b)	Other general and administrative expenses include stock-based compensation, public company costs, and insurance.
(c)	Other operating income consists of the removal of a legacy accrued research and development obligation, which was initially recognized in a prior reporting period. During the second quarter of 2026, the Company concluded that the accrued liability was no longer probable of settlement and that no future cash outflows related to the obligation were expected. Because the amount was originally recorded as research and development expense, its removal is presented within operating expenses rather than as non-operating income.
(d)	Other income, net included interest income.

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

Research and development arrangements with related parties

Prior to consummation of the Merger, Trawsfynydd entered into a Master Research and Development Agreement with ChemDiv, Inc. (“ChemDiv”). Pursuant to the Master Research and Development Agreement, ChemDiv provided services related to preclinical drug discovery to Trawsfynydd prior to the Merger and continues to provide services to the Company post-Merger. Dr. Nikolay Savchuk, COO of the Company and a director on the Board, is a stockholder of ChemDiv and a member of its board of directors. During the three and six months ended June 30, 2026, the Company expensed $653,000 and $2,027,000, respectively, as research and development (“R&D”) costs related to ChemDiv’s services in the condensed consolidated statement of operations. During the three and six months ended June 30, 2025, the Company expensed $1,294,000 and $2,300,000, respectively, as R&D costs related to ChemDiv’s services in the condensed consolidated statement of operations. As of June 30, 2026, the Company owed ChemDiv $1,856,000, which was included in accounts payable in the Company’s consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with interim unaudited condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report on Form 10-Q (this “Quarterly Report”), and the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2025, filed with the SEC on April 15, 2026 (“Annual Report”). As used in this Quarterly Report, unless the context suggests otherwise, the “Company,” “we,” “us,” “our,” “Traws” or “Traws Pharma” refers to Traws Pharma, Inc. and its consolidated subsidiaries.

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

Actual results could differ materially from our forward-looking statements due to a number of factors, including without limitation risks related to:

●	our need for additional financing for our future clinical trials and other operations, our ability to obtain sufficient funds on acceptable terms when needed, and our plans and future needs to scale back operations if adequate financing is not obtained;
●	our ability to continue as a going concern;
●	our ability to establish additional partnerships for the further development of, or to otherwise monetize, any of our legacy assets;
●	any future payouts under the contingent value right (“CVR”) issued to our holders of record as of the close of business on April 15, 2024;
●	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
●	the success and timing of our preclinical studies and clinical trials, including without limitation site;

initiation and patient enrollment, and regulatory approval of protocols for future clinical trials;
●	our ability to enter into, maintain and perform collaboration agreements with other biotechnology or pharmaceutical companies, for funding and commercialization of our clinical drug product candidates or preclinical compounds, and our ability to achieve certain milestones under those agreements;
●	the difficulties in obtaining and maintaining regulatory approval of our product candidates, and the labeling under any approval we may obtain;
●	our plans and ability to develop, manufacture and commercialize our product candidates;
●	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments in the United States and foreign countries;
●	the rate and degree of market acceptance of any of our product candidates;
●	obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;
●	the successful development of our commercialization capabilities, including sales and marketing capabilities;
●	recently implemented, and the potential for additional, cuts in federal funding and related budget cuts;
●	recently enacted and future legislation and regulation regarding the healthcare system;
●	the success of competing therapies and products that are or may become available;
●	our ability to maintain the listing of our securities on a national securities exchange;
●	the potential for third party disputes and litigation;
●	the performance of third parties, including contract research organizations (“CROs”) and third-party manufacturers; and
●	the effects of market volatility, macroeconomic factors, uncertainty with respect to the federal budget and debt ceiling, including potential government shutdowns related thereto, and geopolitical instability on our business, our partners and our suppliers.

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

Overview

As of June 30, 2026, we had cash and cash equivalents of $5.0 million and an accumulated deficit of $650.1 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates, even if milestones under our license and collaboration agreements may be met. Based on current projections, we do not have sufficient cash and cash equivalents as of the date of this Quarterly Report to support our operations for at least the 12 months following the date that the condensed consolidated financial statements included herein are issued. Accordingly, substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that such financial statements are issued.

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

In addition, on June 30, 2025, we announced our proposed Phase 2 dose-ranging, non-inferiority study, which will evaluate the effects of tivoxavir marboxil in patients with seasonal influenza. A separate single arm will evaluate the effects of tivoxavir marboxil in patients infected with H5N1 bird flu. The proposed study has been submitted for HREC review and, once initiated, is expected to enroll subjects in Australia and selected countries in Southeast Asia with high rates of human bird flu infections. During a Type D meeting, the FDA affirmed its position that clinical trial data, rather than reliance on the Animal Rule, is the registrational path for bird flu therapeutics. We have determined to defer the initiation of this study at this time due to the low immediate likelihood of successfully recruiting a Phase 2 study incorporating bird flu-infected subjects. However, we believe that recent approval of our Phase 2 bird flu/seasonal flu phase 2 protocol by Australian and South Korean regulatory authorities will allow us to quickly initiate a clinical study in either the Southern or Northern Hemispheres, respectively, should the incidence rate of bird flu increase. In January 2026, we announced plans to progress an additional indication for TXM as a monthly oral tablet for prophylaxis of seasonal influenza, supported by Phase 1 exposure observations from an earlier capsule formulation and formulation work indicating that a compressed tablet may provide extended coverage; we also announced that a time slot was secured for a human influenza prophylaxis human challenge trial targeted for June 2026, contingent on completion of a planned bridging healthy volunteer study. On June 12, 2026, we announced that the planned challenge study was deferred following a negative review of the program by the UK’s Medicines and Healthcare products Regulatory Agency ("MHRA"). On June 22, 2026, we announced that, based on further MHRA feedback, we are developing an updated toxicology data package that we expect to resubmit during the third quarter of 2026 to enable the study to proceed, with a formal MHRA response expected within 30 days of resubmission. There can be no assurance that the MHRA will accept the updated data package, that the challenge study will proceed, or as to the timing thereof. Separately, FDA informed the Company that its US IND for tivoxavir marboxil was being placed on clinical hold due to concerns with the toxicology data package. The Company is actively engaging with the FDA to address the clinical hold and is working to develop and submit a comprehensive response, with the goal of resolving the hold and advancing the program in the U.S. by the end of 2026.

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

TRX01 was studied in a Phase 1 clinical trial that included single and multiple ascending dose phases. Participants were required to be healthy males or females ages 18-64 years. The primary endpoint of the study was the measurement of safety and tolerability, and the secondary endpoint included the determination of the drug pharmacokinetic and pharmacodynamic profiles. The Phase 1 trial was conducted in Australia. It was sponsored by the Company and was approved by HREC. The trial administered either the study drug or placebo to 40 participants in the single ascending dose phase, which included 5 cohorts with 8 participants in each cohort (6 received study drug and two received placebo). Subjects in the single ascending dose phase received one oral dose of the study drug or placebo, depending on their assigned group. The single ascending dose portion of the study assessed TRX01 at 15, 50, 150, 300 and 600 mg doses. Subjects in the multiple ascending dose phase received a daily single oral dose of 150 mg or 600 mg (6 active and 2 placebo) for 10 consecutive days. The study was completed in September 2024. There were few recorded AEs reported up to the highest dose, and none were determined to be related to study drug. Topline data from the study showed no treatment related AEs reported up to the highest dose. Topline data also showed that once-daily administration of TRX01 for 10 consecutive days maintained plasma drug levels within the predicted therapeutic window for 12 days.

On June 30, 2025, we announced our proposed Phase 2 non-inferiority study, which will evaluate the effects of ratutrelvir in newly diagnosed COVID-19 patients, and on August 18, 2025, we announced receipt of approval from the HREC to proceed with the Phase 2 study. The study is intended to enroll patients on a 10-day treatment regimen for ratutrelvir compared to the approved 5-day regimen for PAXLOVID®. In addition to efficacy and safety endpoints, the proposed study will also evaluate the rates of disease rebound as well as the incidence of Long COVID-19. On October 14, 2025, we announced the dosing of the first subject in our Phase 2 study to evaluate ratutrelvir. We intend to initiate a separate single arm to evaluate the safety and efficacy of ratutrelvir in newly diagnosed COVID-19 patients who are ineligible for treatment with PAXLOVID®. On December 17, 2025, we reported positive interim Phase 2 data showing ratutrelvir had a favorable tolerability profile versus PAXLOVID® and no viral rebound events were observed in ratutrelvir-treated patients, while a rebound occurred in the PAXLOVID®-arm. Interim results also showed activity in PAXLOVID® -eligible patients. On January 13, 2026, we reported interim data in a larger sample of 50 patients, suggesting faster time to sustained symptom resolution for ratutrelvir versus PAXLOVID®, continued no rebounds with ratutrelvir, and consistent safety/benefit signals in PAXLOVID®-eligible patients. On January 26, 2026, we announced the completion of enrollment of our ongoing 90-patient, open-label Phase 2 study of ratutrelvir versus PAXLOVID® in patients with mild-to-moderate COVID-19, together with a single arm in PAXLOVID®-ineligible subjects. In February 2026, we announced completion of the clinical analysis of the 90-patient, open-label Phase 2 study of ratutrelvir versus PAXLOVID®, together with a single arm in PAXLOVID®-ineligible subjects. We reported that completed clinical results confirmed a differentiated profile versus PAXLOVID® with fewer adverse events and no viral rebounds and equivalent time to sustained symptom resolution, and that results were recapitulated in PAXLOVID®-ineligible patients. In the PAXLOVID®-ineligible population specifically, we reported fewer treatment-related adverse events (3 events in 30 subjects; 10%) versus PAXLOVID® (7 events in 30 subjects; 23.3%) and faster symptom resolution compared to PAXLOVID® treatment (HR 1.31; 95% CI 0.78-2.20; p=0.018).

●	Narazaciclib is our oral CDK4-plus inhibitor intended initially to treat breast, endometrial and other cancers. Narazaciclib is a multi-targeted kinase inhibitor targeting multiple CDK’s, AMP-activated protein kinase (“AMPK”), related protein kinase 5 (“ARK5”), and colony-stimulating factor 1 receptor (“CSF1R”) at low nM concentrations, as well as other tyrosine kinases believed to drive tumor cell proliferation, survival and metastasis. We initiated a multi-center Phase 1/2a trial evaluating narazaciclib in combination with letrozole as a second or third-line therapy for recurrent metastatic low-grade endometrioid endometrial cancer in the first calendar quarter of 2023. In this study, both narazaciclib and letrozole were administered orally in the Phase 1 dose escalation phase. The first patient in this trial was dosed in May 2023 and the initial cohort (160 mg) was completed and no DLTs were observed. The 200 mg cohort enrolled 6 evaluable subjects, but two patients experienced dose limiting toxicities. As a result, the dose of narazaciclib of 160mg once daily in combination with letrozole 2.5mg once daily was declared to be the maximum tolerated dose and the recommended Phase 2 dose for women with low grade endometrioid endometrial cancer. This study is now closed to accrual. The database has been locked, and a clinical study report is final.

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

●	Rigosertib is our second asset in oncology. Rigosertib is currently being studied in investigator initiated trials for epidermolysis bullosa-associated squamous cell carcinoma. Both studies included the use of either IV or oral rigosertib, depending on the clinical need of the patient. This is due to GI obstruction arising as a result of the presence of esophageal strictures complicating oral administration or extreme skin fragility complicating IV administration. It is, therefore, important in these patients that the investigator has both dosing options for the appropriate dosing of their patients. The data presented here are preliminary and may be subject to change. Our objective for this program is limited to business development activities—namely, seeking partnerships or out-licensing arrangements to enable their further development by third parties.

Recent Developments

Influenza Program Regulatory Developments

On June 12, 2026, we announced that the planned test of tivoxavir marboxil in a Phase 2a human influenza challenge study had been deferred following a negative review of the program by the MHRA. On June 22, 2026, we announced that, based on further feedback and guidance from the MHRA, we are developing an updated toxicology data package that we expect to resubmit to the MHRA during the third quarter of 2026 to enable the study to proceed, with a formal MHRA response anticipated within 30 days of resubmission. Separately, the FDA informed us that our U.S. investigational new drug application for tivoxavir marboxil was placed on clinical hold. We are engaging with the FDA to address the clinical hold and intend to submit a comprehensive response, with the goal of resolving the hold and advancing the program in the United States.

There can be no assurance that the MHRA will accept the updated data package, that the FDA clinical hold will be resolved, that the affected studies will proceed, or as to the timing of any of the foregoing. See “—Our Portfolio/ Product Candidates/ Compounds” above and “Item 1A. Risk Factors” in Part II of our Annual Report for additional information regarding these developments and the related risks.

Arbitration Ruling

In July 2026, the arbitration proceeding relating to the claims asserted by Dr. Steven M. Fruchtman was resolved in our favor pursuant to a final award issued under the auspices of the American Arbitration Association, which denied in full the claims asserted against us. As a result, we do not expect to incur any liability, including any severance or change in control payments, in connection with that matter, and no loss contingency has been recorded with respect to this matter as of June 30, 2026. See Note 5, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in Part I of this Quarterly Report.

Nasdaq Compliance

On July 29, 2026, we received a notification letter from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, because the closing bid price for our common stock was below $1.00 per share for at least 30 consecutive business days, we are not currently in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The notification has no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market, and, therefore, the Company’s listing remains fully effective.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days from July 29, 2026 or until January 25, 2027, to regain compliance with the Minimum Bid Price Requirement. If at any time before January 25, 2027, the closing bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days (which may be extended to be a period of up to 20 consecutive business days at the discretion of Nasdaq), Nasdaq will provide written notification that we have regained compliance with the Minimum Bid Price Requirement, and the matter would be resolved. If we do not regain compliance during the compliance period ending on January 25, 2027, then Nasdaq may grant us a second 180 calendar day grace period to regain compliance, provided we (i) meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and (ii) notify Nasdaq of our intent to cure the deficiency during the second compliance period.

We intend to continue actively monitoring the closing bid price for our common stock between now and January 25, 2027, and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement. If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance, or maintain compliance with the other Nasdaq listing requirements.

On July 22, 2026, the SEC, acting under delegated authority, approved a Nasdaq rule change establishing a new continued listing requirement that companies maintain a Market Value of Listed Securities (“MVLS”) of at least $5 million, calculated as the consolidated closing bid price of a company’s common stock multiplied by the number of its listed securities. Unlike many other Nasdaq deficiencies, the standard would provide no cure or compliance period: a company whose MVLS remains below $5 million for 30 consecutive business days would become immediately subject to suspension and delisting, and a request for a hearing would not stay the suspension of trading. On July 29, 2026, following the filing of notices of intention to petition for SEC review, the approval order was automatically stayed under Rule 431(e) of the SEC’s Rules of Practice. Accordingly, the new MVLS requirement is not currently in effect, and there can be no assurance as to whether or when the stay will be lifted or the rule will become effective. If the stay is lifted and the rule becomes effective, and if we fail to satisfy its requirements, Nasdaq may commence delisting procedures against the Company, regardless of the Company’s compliance with the Nasdaq Minimum Bid Price Requirement. See “Risk Factors – Failure to maintain compliance with Nasdaq’s continued listing requirements could result in delisting of our common stock” in Part II of this Quarterly Report.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,
	2026	2025	Change
Revenue	$—	$2,733,000	$(2,733,000)
Operating expenses:
Research and development	1,101,000	2,291,000	(1,190,000)
General and administrative	3,479,000	1,691,000	1,788,000
Other operating income	(1,405,000)	—	(1,405,000)
Total operating expenses	3,175,000	3,982,000	807,000
Loss from operations	(3,175,000)	(1,249,000)	(1,926,000)
Change in fair value of warrant liability	215,000	146,000	69,000
Other loss (income), net	(94,000)	188,000	(282,000)
Net loss	$(3,054,000)	$(915,000)	$(2,139,000)

Revenue was $0 for the three months ended June 30, 2026, compared to $2,733,000 for the three months ended June 30, 2025. Effective April 17, 2025, the Company and Symbio Pharmaceuticals Limited (“Symbio”) mutually terminated the license agreement originally entered into by and between the parties in 2011.

Research and development expenses

The details of our research and development expenses are:

	Three Months Ended June 30,
	2026	2025
Virology	$664,000	$1,419,000
Oncology	36,000	430,000
Personnel related	472,000	425,000
Stock-based compensation	(71,000)	17,000
	$1,101,000	$2,291,000

Research and development expenses decreased by $1.2 million, or 52%, to $1.1 million for the three months ended June 30, 2026 from $2.3 million for the three months ended June 30, 2025. This decrease was primarily attributable to a $0.8 million decrease in virology expenses due to lower spending on our tivoxavir marboxil program and a $0.4 million decrease in oncology expenses as we continue to pursue strategic partnerships for our oncology assets.

General and administrative expenses

	Three Months Ended June 30,
	2026	2025
Professional & consulting fees	$1,512,000	$634,000
Stock-based compensation	887,000	88,000
Personnel related	510,000	512,000
Public company costs	355,000	263,000
Insurance & other	215,000	194,000
	$3,479,000	$1,691,000

General and administrative expenses increased by $1.8 million, or 106%, to $3.5 million for the three months ended June 30, 2026 from $1.7 million for the three months ended June 30, 2025.

Other operating income

Other operating income of $1.4 million consists of the removal of a legacy accrued research and development obligation, which was initially recognized in a prior reporting period. During the second quarter of 2026, we concluded that the accrued liability was no longer probable of settlement and that no future cash outflows related to the obligation were expected. Because the amount was originally recorded as research and development expense, its removal is presented within operating expenses rather than as non-operating income. No such income was recognized in the three months ended June 30, 2025.

Change in fair value of warrant liability

Change in fair value of warrant liability during the three months ended June 30, 2026 and 2025 was $0.2 million and $0.1 million, respectively.

Comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025	Change
Revenue	$—	$2,790,000	$(2,790,000)
Operating expenses:
Research and development	6,013,000	4,797,000	1,216,000
General and administrative	5,513,000	4,445,000	1,068,000
Other operating income	(1,405,000)	—	(1,405,000)
Total operating expenses	10,121,000	9,242,000	879,000
Loss from operations	(10,121,000)	(6,452,000)	(3,669,000)
Change in fair value of warrant liability	56,000	26,659,000	(26,603,000)
Other (loss) income, net	(96,000)	368,000	(464,000)
Net (loss) income	$(10,161,000)	$20,575,000	$(30,736,000)

Revenue was $0 for the six months ended June 30, 2026, compared to $2,790,000 for the six months ended June 30, 2025. Effective April 17, 2025, the Company and Symbio mutually terminated the license agreement originally entered into by and between the parties in 2011.

Research and development expenses

The details of our research and development expenses are:

	Six Months Ended June 30,
	2026	2025
Virology	4,664,000	3,193,000
Oncology	93,000	681,000
Personnel related	861,000	890,000
Stock-based compensation	395,000	33,000
	$6,013,000	$4,797,000

Research and development expenses increased by $1.2 million, or 25%, to $6.0 million for the six months ended June 30, 2026 from $4.8 million for the six months ended June 30, 2025. This increase was primarily related to a $1.5 million increase in virology expenses due to our ongoing development activities for Ratutrelvir and tivoxavir marboxil, including the completion of our Phase 2a clinical trial for ratutrelvir and the initiation of a bridging study for tivoxavir marboxil in March 2026 and a $0.4 million increase in stock-based compensation expenses, partially offset by a $0.6 million decrease in oncology expenses as we continue to pursue strategic partnerships for our oncology assets.

General and administrative expenses

	Six Months Ended June 30,
	2026	2025
Professional & consulting fees	$2,297,000	$1,826,000
Stock-based compensation	1,055,000	233,000
Personnel related	1,176,000	1,416,000
Public company costs	580,000	583,000
Insurance & other	405,000	387,000
	$5,513,000	$4,445,000

General and administrative expenses increased by $1.1 million, or 24%, to $5.5 million for the six months ended June 30, 2026 from $4.4 million for the six months ended June 30, 2025.

Other operating income

Other operating income of $1.4 million consists of the removal of a legacy accrued research and development obligation, which was initially recognized in a prior reporting period. During the second quarter of 2026, we concluded that the accrued liability was no longer probable of settlement and that no future cash outflows related to the obligation were expected. Because the amount was originally recorded as research and development expense, its removal is presented within operating expenses rather than as non-operating income. No such income was recognized in the six months ended June 30, 2025.

Change in fair value of warrant liability

Change in fair value of warrant liability during the six months ended June 30, 2026 was $0.1 million. Change in fair value of warrant liability of $26.7 million during the six months ended June 30, 2025 represents the remeasurement of the warrant liability upon amendment of the pre-funded and Series A Warrants, whereas the previously liability-classified warrants were reclassified to permanent equity, the exercise of pre-funded warrants, and the remaining Series A Warrants as of June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of $5.0 million, an accumulated deficit of $650.1 million, and a working capital deficit of $0.7 million. Since inception, we have experienced negative cash flows from our operations and expect to continue to incur significant expenses in connection with our ongoing activities.

In April 2026, we completed the April 2026 Financing. The April 2026 Financing consisted of (i) $10.0 million of upfront gross proceeds at closing from the sale of shares of our common stock (or 989,507 pre-funded warrants in lieu thereof), (ii) a milestone-based warrant with an aggregate exercise price of $10.0 million that becomes exercisable upon receipt of approval from the MHRA to conduct the human challenge trial in the UK, (iii) a second milestone-based warrant with an aggregate exercise price of $10.0 million that becomes exercisable upon shareholder approval and the announcement of data from the human challenge trial and (iv) common warrants, subject to shareholder approval, with a three-year term to purchase shares of our common stock, providing potential additional gross proceeds of $30.0 million if fully exercised.

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

Based on our current projections, as of the date of this Quarterly Report, we believe that our existing cash and cash equivalents, will not be sufficient to fund our operating requirements for at least the 12 months following the date that the consolidated financial statements included herein are issued. Accordingly, substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that such financial statements are issued.

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

Cash Flows

The following table summarizes the Company’s cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(10,080,000)	$(11,416,000)
Financing activities	11,287,000	3,108,000
Effect of foreign currency translation	(11,000)	51,000
Net increase (decrease) in cash and cash equivalents	$1,196,000	$(8,257,000)

Operating Activities

Net cash used in operating activities was $10.1 million for the six months ended June 30, 2026, which consisted of net loss of $10.2 million, partially offset by $1.5 million of non-cash charges primarily attributable to stock-based compensation. Significant changes in operating assets and liabilities included a decrease in accrued expenses related to the removal of our legacy accrued research and development obligation, which was partially offset by an increase in accounts payable due to timing of invoices and payments to our vendors and a decrease in receivables.

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

Financing Activities

Net cash provided by financing activities was $11.3 million for the six months ended June 30, 2026, attributable to $10.0 million of upfront proceeds from April 2026 Financing and $2.0 million of proceeds received from the sale of shares of our common stock under the At the Market Offering Agreement, dated March 10, 2025 by and between the Company and Citizens JMP Securities, LLC (the “ATM Agreement”), partially offset by the payment of offering costs.

Net cash provided by financing activities was $3.1 million for the six months ended June 30, 2025, and was attributable to the net proceeds received from the sale of shares of our common stock under the ATM Agreement and proceeds from exercised warrants, partially offset by the payment of offering costs.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2026 to be higher than 2025 due to clinical trials and increased headcount in our clinical and regulatory groups. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that, currently, our non-cancelable obligations under these agreements are not material. Based on current projections, we believe that we do not have sufficient cash and cash equivalents to support our operations for more than one year following the date that these financial statements from this Quarterly Report are issued. These conditions raise substantial doubt about our ability to continue as a going concern through the one-year period after the date that the financial statements are issued.

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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our interim unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, stock-based compensation, and the contingent value rights. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of June 30, 2026, there have been no significant changes in our critical accounting policies and estimates as discussed in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive and principal financial officers, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If our stock price continues to remain below $1.00, our common stock may be subject to delisting from The Nasdaq Capital Market, which would materially reduce the liquidity of our common stock and have an adverse effect on our market price.

On July 29, 2026, we received a notification letter from Nasdaq notifying us that, because the closing bid price for our common stock was below $1.00 per share for at least 30 consecutive business days, we are not currently in compliance with the Minimum Bid Price Requirement for continued listing on The Nasdaq Capital Market. The notification has no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market, and, therefore, the Company’s listing remains fully effective.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days from July 29, 2026 or until January 25, 2027, to regain compliance with the Minimum Bid Price Requirement. If at any time before January 25, 2027, the closing bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days (which may be extended to be a period of up to 20 consecutive business days at the discretion of Nasdaq), Nasdaq will provide written notification that we have regained compliance with the Minimum Bid Price Requirement, and the matter would be resolved. If we do not regain compliance during the compliance period ending on January 25, 2027, then Nasdaq may grant us a second 180 calendar day grace period to regain compliance, provided we (i) meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and (ii) notify Nasdaq of our intent to cure the deficiency during the second compliance period.

We intend to continue actively monitoring the closing bid price for our common stock between now and January 25, 2027, and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement. If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance, or maintain compliance with the other Nasdaq listing requirements.

We are currently evaluating our alternatives to resolve the listing deficiency. To the extent that we are unable to resolve the listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock, potentially result in even lower bid prices for our common stock, and make it more difficult for us to obtain financing through the sale of our common stock.

If we elect to implement a reverse stock split to regain compliance with the Nasdaq continued listing requirements, such reverse stock split could have a materially adverse effect on our business.

In the event that we are unable to regain compliance with the Minimum Bid Price Requirement through other methods, we may be required to implement a reverse stock split in order to do so. There are a number of risks associated with implementing a reverse stock split, including, without limitation:

●	The market price per share of our common stock post-reverse stock split may not remain in excess of the $1.00 minimum bid price per share, as required by Nasdaq, or we may fail to meet the other requirements for continued listing on Nasdaq, including the minimum value of listed securities, resulting in the delisting of our common stock from The Nasdaq Capital Market;
●	the reverse stock split may not result in a price per share that will successfully attract certain types of investors, and such resulting share price may not satisfy the investing guidelines of institutional investors or investment funds;

●	the trading liquidity of the shares of our common stock may not improve, or may decline, as a result of the reverse stock split and there can be no assurance that the reverse stock split, if completed, would result in the intended benefits;
●	a reverse stock split could be viewed negatively by the market and other factors, which may adversely affect the market price of our common stock.

There can be no assurances that implementation of a reverse stock split would allow us to prevent the delisting of our common stock, and it could have a materially adverse effect on our business.

Failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

On July 22, 2026, the SEC, acting under delegated authority, approved a Nasdaq rule change establishing a new continued listing requirement that companies maintain a MVLS of at least $5 million, calculated as the consolidated closing bid price of a company's common stock multiplied by the number of its listed securities. Unlike many other Nasdaq deficiencies, the standard would provide no cure or compliance period: a company whose MVLS remains below $5 million for 30 consecutive business days would become immediately subject to suspension and delisting, and a request for a hearing would not stay the suspension of trading. On July 29, 2026, following the filing of notices of intention to petition for SEC review, the approval order was automatically stayed under Rule 431(e) of the SEC's Rules of Practice, and the new MVLS requirement is therefore not currently effective; we cannot predict whether, when, or in what form it may become effective. If the requirement becomes effective in its current or a similar form, we may face a heightened risk of delisting, particularly in light of the recent trading price of our common stock and our existing non-compliance with the Minimum Bid Price Requirement, and any resulting suspension or delisting would materially reduce the liquidity of our common stock, adversely affect its market price, and make it more difficult for us to raise capital, any of which could have a material adverse effect on our business, financial condition and results of operations

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2026, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

Repurchases

The Company did not repurchase any of the Company’s outstanding equity securities during the three months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our directors or officers informed us of any adoption, modification, or termination of any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number		Description
4.1		Form of Pre-Funded Warrant issued to the selling stockholders (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2026).
4.2		Form of Series A Warrant issued to the selling stockholders (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2026).
4.3		Form of Series B Warrant issued to the selling stockholders (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2026).
4.4		Form of Series C Warrant issued to the selling stockholders (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2026).
10.1

Form of Securities Purchase Agreement entered into by and between the Company and the selling stockholders, dated April 15, 2026 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2026).

10.2

Form of Registration Rights Agreement entered into by and between the Company and certain of the selling stockholders, dated April 15, 2026 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2026).

10.3+

First Amendment to the Traws Pharma, Inc. 2021 Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 9, 2026).

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

*   Filed herewith

** Furnished herewith

+ Indicates management contract or compensatory plan.

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

Dated: August 14, 2026

/s/ Iain Dukes, D. Phil
Iain Dukes, D. Phil
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Dated: August 14, 2026

/s/ Charles Parker
Charles Parker
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)